Form 10QSB
period 1996-09-30
INTEGRATED TECHNOLOGY USA INC
filed 1996-11-13
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 1996

[ ]      Transition report under Section 13 or 15(d) of the Exchange
         Act
         For the transition period from ---- to ----

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                              22-3136782
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

545 Cedar Lane, Teaneck, New Jersey 07666
(Address of Principal Executive Offices)

201-907-0200
(Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [ ]       No  [X]      (has filed all reports but has not been
                            subject to such filing requirements for the past 90 days)


APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,996,845 shares of common stock outstanding as of November 5, 1996

         Transitional Small Business Disclosure Format (check one):

Yes [ ]       No  [X]

                        INTEGRATED TECHNOLOGY USA, INC.
             FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX



                                                                           Page

PART I   FINANCIAL INFORMATION
Item 1   Financial Statements
            Condensed Consolidated Balance sheet as of September 30, 1996
            (unaudited)                                                      3
    Condensed Consolidated Statements of Operations for the Three
    Months and Nine Months Ended September 30, 1996 and 1995
            (unaudited)                                                      4
    Condensed Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1996 and 1995 (unaudited)             5
    Notes to Condensed Consolidated Financial Statements             6
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11
PART II  OTHER INFORMATION
Item 6   Exhibits and Reports on Form 8-K                                   17
         Signatures

Integrated Technology USA, Inc.

                                                                          Part I
Condensed Consolidated Balance Sheet                       Financial Information



                                                       September 30, 1996
                                                           (Unaudited)

Assets
Current Assets
    Cash and cash equivalents                           $        152,540
    Accounts receivable (net of allowance for
        doubtful accounts of approximately
        $4,180 and reserves for sales returns of
        approximately $55,835)                                   138,166
    Inventories                                                  320,037
    Deferred financing costs                                     577,452
    Prepaid expenses and other current assets                     37,606
                                                        ----------------


           Total current assets                                1,225,801

    Fixed assets, net                                            106,965
    Security deposits                                             21,167
                                                        ----------------


           Total assets                                 $      1,353,933
                                                        ----------------
                                                        ----------------



Liabilities and Stockholders' Equity

Current liabilities
    Bank overdraft and short-term loans                 $         63,138
    Accounts payable                                             528,892
    Notes payable                                                968,929
    Accrued expenses                                             464,606
                                                        ----------------


           Total current liabilities                           2,025,565

    Provision for severance payments                              86,278
                                                        ----------------


           Total liabilities                                   2,111,843
                                                        ----------------


Commitments and contingencies (Note 5)

Stockholders' equity
    Preferred stock $.01 par value, 5,000,000
    shares authorized; none issued and outstanding                 -
    Common stock, $.01 par value; 40,000,000 shares
    authorized; 2,930,178 shares issued and
    outstanding at September 30, 1996                             29,812
    Additional paid-in capital                                 6,171,006
    Treasury stock                                              (165,000)
    Accumulated deficit                                       (6,989,346)
    Cumulative translation adjustment                            195,618
                                                         ----------------


           Total stockholders' equity (net
             capital deficiency)                       $       (757,910)
                                                        ----------------


           Total liabilities and stockholders' equity   $      1,353,933
                                                        ================



The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations



                                        Three Months Ended               Nine Months Ended
                                           September 30,                   September 30,
                                         1995          1996           1995           1996
                                              (Unaudited)                  (Unaudited)

Net sales .......................   $   195,417    $   425,701    $   547,508    $   634,158
Cost of products sold ...........       128,506        334,849        324,910        448,556
                                    -----------    -----------    -----------    -----------
        Gross profit ............        66,911         90,852        222,598        185,602
                                    -----------    -----------    -----------    -----------

Operating expenses
   Selling, general and
      administrative ............       321,567        505,526      1,134,581      1,321,318
   Research and development, net         26,495        110,033        145,045        261,297
                                    -----------    -----------    -----------    -----------
        Total costs and expenses        348,062        615,559      1,279,626      1,582,615
                                    -----------    -----------    -----------    -----------

        Loss from operations ....      (281,151)      (524,707)    (1,057,028)    (1,397,013)

   Interest income (expense), net        (3,147)      (314,874)        23,954       (391,725)
                                    -----------    -----------    -----------    -----------
        Net loss ................   $  (284,298)   $  (839,581)   $(1,033,074)   $(1,788,738)
                                    ===========    ===========    ===========    ===========



   Net loss per share ...........   $     (0.09)   $     (0.27)   $     (0.34)   $     (0.57)
                                    ===========    ===========    ===========    ===========



   Weighted average shares
      outstanding ...............     3,134,198      3,134,198      3,084,927      3,134,198
                                    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Cash Flows



                                                                  Nine Months
                                                              Ended September 30,
                                                              1995         1996
                                                                  (Unaudited)

Cash flows used for operating activities
    Net loss .........................................   $(1,033,074)   $(1,788,738)
    Adjustments to reconcile net loss to net
       cash used for operating activities
       Depreciation and amortization .................        30,923         30,942
       Amortization of loan discount .................          --          292,054
       Non-cash compensation expense .................        80,380        202,963
    Changes in assets and liabilities
       Accounts receivable ...........................      (256,687)        21,045
       Inventories ...................................      (385,490)       180,336
       Other assets ..................................       (69,316)       (18,299)
       Deferred financing costs.......................          --         (539,452)
       Accounts payable ..............................        (8,021)       321,542
       Accrued expenses and other liabilities ........        55,488        334,796
                                                         -----------    -----------

             Net cash used for operating
                activities ...........................    (1,585,797)      (962,811)
                                                         -----------    -----------


Cash flows used for investing activities
    Capital expenditures .............................       (28,183)       (13,404)
                                                         -----------    -----------

             Net cash used for investing activities ..       (28,183)       (13,404)
                                                         -----------    -----------


Cash flows from financing activities
    Increase (decrease) in bank overdraft ............        22,655         41,895
    Proceeds from bridge financing net of expenses ...          --        1,062,500
    Proceeds from issuance of stock, net of expenses .       820,340           --
                                                         -----------    -----------

             Net cash provided by financing activities       842,995      1,104,395
                                                         -----------    -----------



Effect of exchange rate changes on cash ..............       (16,750)        (9,113)
Net increase (decrease) in cash and cash equivalents .      (787,735)       119,067
Cash and cash equivalents, beginning of period .......       893,997         33,473
                                                         -----------    -----------


Cash and cash equivalents, end of period .............   $   106,262    $   152,540
                                                         ===========    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)




1.      Organization

        Integrated Technology USA, Inc. (the "Company") was incorporated in 1990. The Company designs, develops and markets products for two emerging computer-related markets: the transmission of voice communications over the Internet and computer/telephone integration. To date the Company has generated revenues from the sale of its products, CompuPhone 2000 (and a predecessor product) and CompuNet 2000 (the "Products"). The Company currently outsources substantially all of its manufacturing and assembly requirements.

2.      Summary of Significant Accounting Policies

        Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated and conduct business in Israel. All significant intercompany transactions and account balances have been eliminated in consolidation.

        Assets and liabilities of the Company's Israeli subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholder's equity. Transaction gains or losses are included in the determination of income.

        The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form SB-2 (Registration No. 333-9697). The results of operations for the interim periods presented are not necessarily indicative of the results expected for any future interim period or the year ending December 31, 1996.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)




        Revenue recognition and warranties
        Revenues are recognized on shipment of the products. For products shipped on consignment, revenues are recognized when the products are sold by the consignee. The Company provides for estimated returns on all sales.

        The Company provides purchasers of CompuPhone 2000 and CompuNet 2000 with certain warranties. The Company covers the potential costs associated with such warranties by obtaining corresponding warranties from the contract manufacturer that manufactures CompuPhone 2000 and CompuNet 2000 for the Company.

        Inventory
        Inventory is valued at the lower of cost or market and is principally comprised of CompuPhone 2000 and CompuNet 2000 units. Cost is determined by the first-in, first-out method.

        Net loss per share
        Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued, and options and warrants granted, by the Company during the twelve months preceding the IPO (see Note 4) have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and an estimated initial public offering price prior to the IPO. Options and warrants granted prior to the aforementioned twelve month period have been included in the calculation of common and common equivalent shares outstanding when dilutive.

        Use of estimates
        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from these estimates.

        Concentration of credit risk
        Financial instruments which subject the Company to concentration of credit risk consist principally of trade receivables. At September 30,

        1996, trade receivables from retailers accounted for approximately 30% of total trade receivables.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)



3.      Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are summarized as follows:

        Accrued payroll and benefits           $        207,153
        Accrued professional fees                        74,732
        Accrued settlement expenses                     100,000
        Other                                            82,721
                                              -----------------

                                               $        464,606
      =================

4.      Common Stock

        Initial public offering

        On October 7, 1996, the Company completed an initial public offering of 3,000,000 shares of the Company's Common Stock and warrants to acquire 3,000,000 shares of its Common Stock (the "IPO"). The Company realized net proceeds of approximately $15,300,000, a portion of which was used to repay the Bridge Notes (see Bridge Financing below). In addition, the Company has granted the underwriters of the IPO an option exercisable within 45 days of October 1, 1996, to purchase up to 450,000 additional shares of the Company's Common Stock and/or 450,000 warrants. The warrants will be exercisable at $9.00 per share of Common stock, subject to adjustment under certain circumstances, at any time during the four-year period commencing October 1, 1997.

        In connection with the IPO, the Company sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of the Company's Common Stock and/or 300,000 warrants to acquire 300,000 shares of the Company's Common stock (the "Representative Warrants"). The Representative Warrants are initially exercisable at a price of $9.90 per share of Common Stock and approximately $0.17 per warrant for a four- year period commencing on the first anniversary of the issuance of such warrants. The warrants issuable upon the exercise of the Representative Warrants are exercisable at a price of $14.85 per share of Common Stock. The Representative Warrants provide for adjustments in the number of shares of Common Stock and warrants issuable upon the exercise of the Representative Warrants as a result of certain events.

        Recapitalization
        In connection with the IPO, the Company amended its Certificate of Incorporation to, among other matters, change the authorized share capital of the Company from 10,000 shares of common stock, no par value, to 40,000,000 shares of common stock, par value of $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. The Company also converted each outstanding share of its common stock, no par value, into 760.6291 shares of common stock, par value $0.01 per share.

        All applicable share and per share data have been adjusted for the above recapitalization.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)



        Bridge financing
        During the period from April 30, 1996, through July 30, 1996, the Company completed a bridge financing (the "Bridge Financing"). The gross proceeds from the Bridge Financing were $1,175,000 and the net proceeds to the Company from such financing (after deduction of commissions and the estimated expenses of such financing) were approximately $1,063,000.

        In connection with the Bridge Financing, the Company issued promissory notes (the "Bridge Notes") in the aggregate principal amount of $1,175,000. The Bridges Notes accrue interest at the rate of 10% per annum and are due and payable, together with accrued interest, on the earlier of (i) 10 days after completion of the IPO or (ii) December 15, 1996.

        In connection with the Bridge Financing, the Company also issued certain warrants (the "Bridge Warrants"). The Bridge Warrants include warrants (the "Investor Bridge Warrants") issued to recipients of the Bridge Notes to purchase an aggregate of 195,840 shares of the Company's common stock. The Bridge Warrants also include warrants (the "Other Bridge Warrants") issued to a party that assisted the Company in connection with the Bridge Financing. The aggregate number of shares issuable upon exercise of the Other Bridge Warrants is 3,334. The Bridge Warrants provide for an exercise price per share of $0.60 and contain certain demand and piggyback registration rights. In November 1996, a holder of 66,667 Bridge Warrants exercised such warrants.

        The gross proceeds from the Bridge Financing were allocated to the Bridge Notes and to the Investor Bridge Warrants based on their relative estimated fair values at the dates of such Bridge Financing. In connection with the Bridge Financing, the Company recorded (i) loan discount of $458,000, representing the portion of the gross proceeds from the Bridge Financing that was allocated to the Bridge Warrants, and (ii) deferred financing costs of approximately $77,000, representing the portion of the expenses of the Bridge Financing that was allocated to the Bridge Notes. Such loan discount and deferred financing costs are being amortized over the estimated terms of the Bridge Notes. For the nine months ended September 30, 1996, the Company recognized approximately $292,000 of non-cash interest expense. Upon repayment of the Bridge Notes on October 9, 1997 from the net proceeds of the IPO, the Company recognized an extraordinary loss of approximately $240,000, representing the unamortized portion of the loan discount and deferred financing costs.


        1996 Stock Option Plan
        In July 1996, the Board of Directors adopted the Company's 1996 Stock Option Plan (the "Stock Option Plan") which provides for the granting of options to purchase not more than an aggregate of 833,333 shares of Common Stock. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)


        participate in the Stock Option Plan. Some or all of the options may be "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The Company granted options to purchase approximately 543,944 shares under the Stock Option Plan immediately prior to completion of the IPO, including an aggregate of approximately 390,001 options to executive officers and directors of the Company. These options have an exercise price of $6.00 per share of the Company's Common stock.

        The Stock Option Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the Stock Option Plan, to whom options are granted, the number of shares of Common Stock subject to an option, whether an option shall be incentive or nonqualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted under the Stock Option Plan after July 29, 2006.

5.      Commitments, Contingencies and Other Matters

        Settlement of claims

        On September 26, 1996, the Company entered into an agreement with a stockholder pursuant to which the Company agreed to pay such stockholder $50,000 (plus up to an additional $10,000 under certain circumstances). In exchange, such stockholder released all claims and rights against the Company, including certain preemptive rights with respect to the Company's capital stock.

        On September 30, 1996, the Company entered into an agreement pursuant to which the Company agreed to pay $50,000 to the other party to a Royalty Agreement. In exchange, such party has agreed to release all claims and rights against the Company, including any right to receive royalties based upon future sales of the Company's products.

        The Company has accrued $50,000 with respect to each of the above claims at September 30, 1996.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto of Integrated Technology USA, Inc.(the "Company"), included elsewhere herein.

  Introduction

         The Company designs, develops and markets innovative products for two rapidly emerging computer-related markets: the transmission of voice communications over the Internet ("Internet Telephony") and computer/telephone integration. The Company currently markets two products: (i) CompuPhone 2000, which the Company developed for the computer/telephone integration market, and
(ii) CompuNet 2000, which the Company developed for the Internet Telephony market. The Company commenced sales of CompuPhone 2000 in early 1995 and commenced sales of CompuNet 2000 in September 1996.

         The Company has also developed a relatively low-priced product that enables wireless printing from a laptop computer. The Company plans to market this product under the name WPS-1000. The Company is seeking to commence the commercial introduction of this product in the first quarter of 1997, although there can be no assurance that such introduction will not be delayed by various circumstances, including, among others, manufacturing or shipping delays or unforseen technical problems.

         On October 7, 1996, the Company completed an underwritten initial public offering (the "IPO"). For additional information concerning the IPO, see "-Liquidity."

         Since it was formed in 1990, the Company has been incurring significant expenses intended to provide benefits in future periods, as the Company executes its strategy of developing and bringing to market new products. These expenses include (i) research and development ("R&D") expenses incurred by the Company in connection with developing new products, (ii) selling, general and administrative expenses ("SG&A") incurred by the Company in connection with establishing a portion of the management, administrative, sales and distribution capability that it believes will be required in future periods in order to enable it to successfully commercialize the products that it develops and (iii) SG&A expenses incurred in connection with attempting to commercialize the three products that the Company has developed to date. During the period from January 1, 1993 through September 30, 1996, the Company incurred aggregate R&D expenses (net of contributions by the Government of Israel Chief Scientist) and SG&A expenses of $6.21 million ($0.94 million of R&D and $5.27 million of SG&A).

         At the same time, during the period January 1, 1993 through September 30, 1996, the Company had only limited revenues ($1.6 million in the aggregate, substantially all of which was generated subsequent to 1994). The Company's limited revenues to date reflect a number of factors, including: (i) the Company first commenced sales of CompuPhone 2000 in 1995,
(ii) a predecessor version of CompuPhone 2000 that lacked many features of the current product and was more expensive was introduced in 1992 but did not gain market acceptance, (iii) the Company first commenced sales of CompuNet 2000 in September 1996, (iv) the Company has not yet commenced sales of WPS-1000 and
(v) the Company's sales and promotional efforts relating to CompuPhone 2000 and its ability to bring its other two products to market were limited due to financial constraints that existed prior to completion of the IPO.

         Reflecting the disparity between the Company's expenses and revenues described above, the Company has had net losses in each period since its inception and, as of September 30, 1996, had an accumulated deficit of $6.99 million.

         In order for the Company to achieve profitability, the Company must significantly increase its revenues. The Company's near-term plan for increasing revenues has two primary components. First, the Company commenced sales of CompuNet 2000 in September 1996 and is seeking to commence sales of WPS-1000 in the first quarter of 1997. Second, the Company intends to use a portion of the net proceeds of the IPO to significantly increase its advertising and marketing efforts relating to all its products. There can be no assurance, however, that the Company will succeed in making any additional sales of CompuPhone 2000 or CompuNet 2000 within the contemplated time frames or at all; that the Company will succeed in commencing sales of WPS-1000 within the contemplated time frame or at all; that any of the Company's products will achieve market acceptance (or sufficient market acceptance to make the product profitable); or that the allocation of significant additional resources to advertising and marketing efforts will result in increased sales.

         When used for conventional telephone calls, CompuNet 2000 has the same functionality as CompuPhone 2000. As a result, the Company expects that the introduction of CompuNet 2000 will reduce the market for CompuPhone 2000 somewhat. The Company cannot at present quantify the extent of this reduction. However, the Company believes that a viable potential market for CompuPhone 2000 will remain because CompuPhone 2000 will be priced substantially lower than CompuNet 2000. Specifically, the Company believes that CompuPhone 2000 may remain attractive to users that (i) are engaged in functions that do not require the Internet Telephony features of CompuNet 2000 (such as telemarketing, order processing, customer service and support, market research, and emergency dispatching) or (ii) are not willing to pay the additional cost required to obtain such features. There can be no assurance, however, that the introduction of CompuNet 2000 will not result in there being an insufficient market for CompuPhone 2000 to make sales of this product profitable.

  Results of Operations

         Net Sales. Net sales in the third quarter of 1996 were $426,000, representing an increase of approximately 118% over net sale of $195,000 in the third quarter of 1995. Net sales in the first nine months of 1996 were $634,000, representing an increase of approximately 15.8% over net sale of $548,000 in the first nine months of 1995. The increase in net sales in each such period was attributable to the introduction of the Company's new CompuNet 2000 product in the third quarter of 1996. As described below, net sales attributable to CompuNet 2000 offset a decrease in net sales attributable to CompuPhone 2000.

         The Company commenced sales of CompuNet 2000 in September 1996 and sold 3,660 units in the third quarter of 1996. All such sales were made pursuant to the Company's distribution agreement with Gemini Industries, Inc. (described under "-Certain Information Concerning Distribution Agreement with Gemini"). Such sales of CompuNet 2000 accounted for approximately $313,000 of net sales, representing approximately 73.5% of the Company's net sales for the third quarter of 1996 and 49.3% of the Company's net sale for the first nine months of 1996.

         The number of ComuPhone 2000 units sold (before taking into account the potential returns described in the following paragraph) decreased to (i) 1,611 units in the third quarter of 1996 compared with 2,214 units in the third quarter of 1995 and (ii) 4,225 units in the first nine months of 1996 compared with 7,499 units in the first nine months of 1995. Reflecting such decrease in unit sales and the reserve described in the following paragraph, the amount of net sales attributable to sales of CompuPhone 2000 decreased (a) to $107,000 in the third quarter of 1996 compared with $192,000 in the third quarter of 1995 and (b) to $309,000 in the first nine months of 1996 compared with $544,000 in the first nine months of 1995. International sales accounted for 55% of the ComuPhone 2000 units sold in the third quarter of 1996 (compared with 40% in the third quarter of 1995) and 31% of the ComuPhone 2000 units sold in the first nine months of 1996 (compared with 19% in the first nine months of 1995).

         The Company has established a specific reserve for returns of CompuPhone 2000 in the amount of $35,000 (in addition to the general reserve for returns that the Company normally establishes). Such specific reserve reduced net sales by $35,000 for both the third quarter of 1996 and the first nine months of 1996. The Company established such reserve in response to indications that (i) a customer that had purchased over 600 CompuPhone 2000 units in periods prior to the third quarter of 1996 may wish to return a substantial number of such units and (ii) that a customer that purchased approximately 130 units in the third quarter of 1996 may wish to return a substantial number of such units. Both of the aforementioned customers operate major retail chains that carry, among other products, personal computers and peripherals. The first of the aforementioned customers accounted for approximately 12% of the Company's net sales in the first six months of 1996.

         Gross Profit. Gross profit margin in the third quarter of 1996 decreased to 21.3% from 34.2% in the third quarter of 1995, and gross profit margin in the first nine months of 1996 decreased to 29.3% from 40.7% in the first nine months of 1995. These decreases in gross profit margin primarily reflected the fact that the gross profit margin from CompuNet 2000 sales (which first commenced in September 1996 as described above) has been lower than the historical gross profit margin from CompuPhone 2000.

         The first 5,000 CompuNet 2000 units that were produced (including all units sold in third quarter of 1995) were produced by retrofitting CompuPhone 2000 units that the Company had in inventory. Such retrofitting process increased the manufacturing cost of such units in comparison to what such cost would have been had such units been initially produced as CompuNet 2000 units. The Company expects that additional CompuNet 2000 units will in general not be produced through retrofitting.

         SG&A. SG&A for the third quarter of 1996 and for the first nine months of 1996 include an aggregate of $100,000 of payments made by the Company to settle certain claims. (See Note 5 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.) Excluding such payments, SG&A was $84,000 higher in the third quarter of 1996 compared with the third quarter of 1995 and $87,000 higher in the first nine months of 1996 compared with the first nine months of 1995. Such increases reflected compensation increases to certain employees and the hiring of additional marketing personnel.

         R&D, Net. R&D expense in the third quarter of 1996 increased to $110,000 from $26,000 in the third quarter of 1995, and R&D expense in the first nine months of 1996 increased to $261,000 from $145,000 in the first nine months of 1995. These increases primarily reflected increased research and development activities relating to commencing production of CompuNet 2000 and preparing to commence production of WPS-1000, as well as compensation increases to certain employees involved in research and development.

         Interest income (expense), net. The Company completed a bridge financing in the second and third quarters of 1996. As part of such financing, the Company issued certain promissory notes and warrants and, in connection therewith, recorded loan discount and deferred financing costs of $458,000 and $77,000, respectively. (For information concerning such bridge financing, see
Note 4 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.) The Company's interest expense, net, in the third quarter of 1996 and the first nine months of 1996 represents interest on such notes and amortization of such loan discount and deferred financing costs.

  Liquidity and Capital Resources

         As described above, the Company has had only limited revenues to date and had an accumulated deficit of $6.99 million as of September 30, 1996. As a result, the Company has had negative cash flow from operations during each year since it commenced operations and during the first nine months of 1996. The amount of cash used by the Company for operating activities was $963,000 in the first nine months of 1996. Prior to the IPO, the Company funded its cash requirements primarily through the private placement of Common Stock. In addition, the Company funded a portion of its cash requirements during 1996 through the bridge financing described in Note 4 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

         On October 7, 1996, the Company completed an underwritten initial public offering (the "IPO") in which it sold 3,000,000 shares of its common stock and warrants to purchase 3,000,000 share of its common stock. The estimated net proceeds to the Company from the IPO was approximately $15.3 million. The Company used approximately $1.2 million of such proceeds to repay certain promissory notes issued in connection with the bridge financing referred to above.

         The Company expects that its principal cash requirements over the next 12 months will be to fund operating activities and working capital. The Company expects that the cash required for such purposes will increase significantly primarily as a result of the Company's plans to (i) ramp up production and sales of CompuNet 2000 and WPS-1000, (ii) increase its sales and marketing personnel and research and development personnel and (iii) increase advertising. To the extent that the Company does not generate sufficient cash flow from operations to fund the Company's cash requirements, the Company expects to fund such requirements from the net proceeds of the IPO. The Company does not have any bank or other lines of credit available to it at present.

         The Company estimates that the remaining net proceeds from the IPO and cash generated from operations will be sufficient to fund its cash requirements for at least the next 12 months, although there can be no assurance that the occurrence of unanticipated adverse events or developments will not cause the foregoing estimate to be inaccurate. In addition, management may determine that it is in the best interest of the Company to expand more rapidly than currently intended, in which case additional financing may be required. If additional financing is required, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company and at the times required by the Company, or at all.

  Certain Information Concerning Distribution Agreement with Gemini

         The Company has entered into a distribution agreement with Gemini Industries, Inc. ('Gemini'). Gemini is a supplier of consumer electronics accessories, including an extensive line of computer and telephone products, that has been in business for over 30 years and had consolidated sales of over $150 million in 1995. (The foregoing is based upon information provided by Gemini to the Company.) The distribution agreement with Gemini provides Gemini with the exclusive right to distribute CompuNet 2000 in the United States through retail stores to end users during the term of the agreement. The Company has retained the right to distribute the product through other distribution channels in the United States and without any limitations outside the United States. Under the terms of the distribution agreement, Gemini has committed to purchase from the Company a minimum of 10,000 units of CompuNet 2000 in 1996 (subject to the condition that the Company is able to make the product available in a timely manner and in the quantities requested by Gemini for particular time periods, including traditional selling seasons). Thereafter, Gemini must purchase at least 10,000 units per month in order to maintain its exclusivity right (but it is not contractually obligated to do so). As of October 31, 1996, Gemini had purchased 5,000 CompuNet 2000 units from the Company. The term of this distribution agreement commences on June 1, 1996 and extends until the end of 1997 (subject to extension by mutual agreement). Gemini has the right to terminate the agreement under certain circumstances, including if (i) the Company fails to comply with its material obligations under the agreement (subject to specified notice provisions and cure rights) or (ii) if any competitive product is offered in the market place and the Company fails to keep Gemini competitive in price and quality. The Company expects that a significant portion of revenues relating to CompuNet 2000 will be attributable to sales made to Gemini. Consequently, the Company's business and financial condition could be adversely affected in the event that Gemini (i) for any reason fails to purchase the full 10,000 units of CompuNet 2000 that the distribution agreement contemplates that it will purchase in 1996, (ii) fails to effectively market CompuNet 2000, (iii) terminates the distribution agreement for any reason or (iv) fails to extend the term of the distribution agreement beyond 1997.

 Certain Information Concerning International Sales

         As described under "-Results of Operations," international sales has accounted for a substantial portion of the Company's sales of CompuPhone 2000 in recent periods. International business operations may be negatively impacted by a variety of factors, including political or economic instability in a region, changes in diplomatic and trade relationships, tariffs and other barriers and restrictions, restrictions on the transfer of funds, currency fluctuations, potentially adverse tax consequences and the burdens of complying with a variety of foreign laws. For example, the Company has been required to make certain modifications to its CompuPhone 2000 product in order to bring it into compliance with applicable foreign regulations (the required modifications varying depending on the country). Although the Company has not to date experienced any material adverse effect on its operations as a result of such factors, there can be no assurance that such factors will not materially adversely impact the Company's business and financial condition in the future or require the Company to modify its current business practices.

  Certain Risks Associated With Use of Foreign Currencies

         A substantial portion of the Company's business is conducted in the State of Israel through two Israeli subsidiaries (the "'Israeli Subsidiaries"'). As a result, the Company incurs expenses in New Israeli Shekels ("NIS"). Consequently, an increase in the value of the NIS in relation to the dollar would increase the Company's expenses in dollar terms. In addition, the Company's expenses in dollar terms could increase in the event that inflation in Israel is not offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the dollar. During the first nine months of 1996, inflation in Israel was 8.2%, not annualized, while the NIS was devalued by 2.7%. There can be no assurance that the Company will not be materially adversely affected in the future if inflation in Israel continues to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind increases in inflation in Israel.

         The Israeli Subsidiaries maintain their accounts in NIS, while the Company's consolidated financial statements are reported in dollars. Accordingly, the Israeli Subsidiaries' assets and liabilities are translated to dollars based on the exchange rate at the end of the reporting period and their income and expense items are translated to dollars based on the average exchange rates prevailing during the reporting period. Such currency translations may result in gains or losses (which are recorded directly into a separate component of stockholders' equity). Although to date the effects of such currency translations have not been material, there can be no assurance that in the future such currency translations will not have a material adverse effect on the Company's financial condition.

         The Company currently denominates its international sales in dollars, but may in the future denominate certain of such sales in foreign currencies. In such event, fluctuations in the rates of exchange between the dollar and other currencies may effect the Company's financial condition or results of operations. For example, an increase in the value of a particular currency relative to the dollar will increase the dollar reporting value for transactions in such currency. Conversely, a decrease in the value of such currency relative to the dollar will decrease the dollar reporting value for transactions in such currency.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are furnished with this report:

         3.1   Amended and Restated Certificate of Incorporation of the
               Registrant*

         3.2   Amended and Restated By-Laws of the Registrant*

         10.1 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the Bridge Financing (as defined in Note 4 of Notes to Condensed Consolidated Financial Statements included under Item 1 of this Report), having attached thereto the form of Bridge Note and Bridge Warrant (as such terms are defined in such Note 4)*

         10.2 Form of Underwriting Agreement dated as of October 1, 1996, between the Company and National Securities Corporation, as Representative of the several Underwriters listed therein**

         10.3 Employment Agreement dated as of July 1, 1996, between the Registrant and Alan Haber*

         10.4 Distribution Agreement entered into in 1996 between the Registrant and Gemini Industries, Inc.*

         10.5 Bundling and Sales License Fee Agreement dated July 3, 1996 between the Registrant and VocalTec Ltd.*

         10.6  Registrant's 1996 Stock Option Plan*

         10.7 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

         10.8 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

         11.1  Statement re: computation of per share earnings**

         27.1  Financial Data Schedule**

--------------------------------------

* Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-9697)

**    Filed herewith


         (b) The Registrant did not file any reports on form 8-K during the quarter ended September 30, 1996.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


INTEGRATED TECHNOLOGY USA, INC.



By:      Simon Kahn
     -----------------------------
         Simon Kahn
         Chief Financial Officer

(signing both on behalf of the registrant and in his capacity as Principal Financial and Principal Accounting Officer)

Dated: November 11, 1996

                                 EXHIBIT INDEX

         3.1 Amended and Restated Certificate of Incorporation of the Registrant*

         3.2      Amended and Restated By-Laws of the Registrant*

         10.1 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the Bridge Financing (as defined in Note 4 of Notes to
                  Condensed Consolidated Financial Statements included under Item 1 of this Report), having attached thereto the form of Bridge Note and Bridge Warrant
                  (as such terms are defined in such Note 4)*

         10.2     Form of Underwriting Agreement dated as of October
                  1, 1996, between the Company and National Securities
                  Corporation, as Representative of the several
                  Underwriters listed therein**

         10.3 Employment Agreement dated as of July 1, 1996, between the Registrant and Alan Haber*

         10.4 Distribution Agreement entered into in 1996 between the Registrant and Gemini Industries, Inc.*

         10.5     Bundling and Sales License Fee Agreement dated July
                  3, 1996 between the Registrant and VocalTec  Ltd.*

         10.6     Registrant's 1996 Stock Option Plan*

         10.7 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

         10.8     Form of Warrant Agreement dated as of October 1,
                  1996, between the Registrant and American Stock
                  Transfer & Trust Company**

         11.1     Statement re: computation of per share earnings**

         27.1     Financial Data Schedule**

--------------------------------------

* Incorporated by reference from the correspondingly numbered Exhibit in the Company's Registration statement on Form SB-2 (No. 333-9697)

**  Filed herewith