Form 10KSB40
period 1996-12-31
INTEGRATED TECHNOLOGY USA INC
filed 1997-03-31
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

[ ] Transition report under Section 13 or 15(d) of the Exchange Act (No fee required)

         For the transition period from ____ to ____

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.

(Name of Small Business Issuer in Its Charter)

Delaware                                    22-3136782
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)              Identification No.)

107 West Tryon Avenue, Teaneck, New Jersey       07666
(Address of Principal Executive Offices)       (Zip code)

201-837-8000
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class                 Name of Each Exchange on Which Registered
-------------------                 -----------------------------------------

Common Stock,
  par value $0.01
  per share                         American Stock Exchange

Redeemable Common
  Stock Purchase
  Warrants                          American Stock Exchange

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No  []


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and, no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year was $1,224,596

As of March 14, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $6,440,130. Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date.

As of March 17, 1997, there were 6,059,878 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No   [X]

Documents incorporated by reference: Certain sections of the registrants's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of registrant's fiscal year are incorporated by reference in Part III of this Report on Form 10-KSB.

                            FORM 10-KSB REPORT INDEX


------------------------                                          --------
10-KSB Part and Item No.                                          Page No.

Part I


         Item 1          Description of Business................       2

         Item 2          Description of Property................      19

         Item 3          Legal Proceedings......................      20

         Item 4          Submission of Matters to a Vote of
                         Security Holders.......................      20

Part II


         Item 5          Market For Common Equity and Related
                         Stockholder Matters....................      21

         Item 6          Management's Discussion and Analysis or
                         Plan of Operation......................      23

         Item 7          Financial Statements...................      26

         Item 8          Changes in and Disagreements with
                         Accountants on Accounting and Financial
                         Disclosure.............................      26


Part III


         Item 9          Directors, Executive Officers, Promoters
                         and Control  Persons; Compliance with
                         Section 16(a) of the Exchange Act.......     26


         Item 10         Executive Compensation..................     26

         Item 11         Security Ownership of Certain Beneficial
                         Owners and Management...................     26

         Item 12         Certain Relationships and Related
                         Transactions............................     26

         Item 13         Exhibits, List and Reports on Form 8-K..     27

         Unless otherwise indicated, the terms the "Company" and "Integrated Technology " refer collectively to Integrated Technology USA, Inc., and its subsidiaries.

Item 1.  Description of Business

         Integrated Technology has developed and is currently marketing two products: CompuNet 2000 and CompuPhone 2000. The Company has also developed and is seeking to bring to market an additional product, CompuShare 2000 (formerly called WPS-1000). These products are described below under "--CompuPhone 2000," "--CompuNet 2000" and "--CompuShare 2000."

         The Company has made only limited sales of its products to date. The Company is seeking to increase its sales through advertising and marketing. There can be no assurance, however, that the Company will be successful in this regard or that any of the Company's products will achieve market acceptance. The Company is also evaluating the possibility of expanding its business and/or diversifying into new businesses through acquisitions.

CompuNet 2000

      Background

         Several companies have developed and released software that enables Internet Telephony (the transmission of voice and audio communications over the Internet). By employing this type of software, users can conduct unlimited long distance and international conversations over the Internet for the price of an Internet connection. Based upon current cost structures, the cost of a long distance or international Internet call can be substantially lower than the cost of a comparable conventional telephone call, making Internet Telephony a potentially attractive alternative or supplement to a conventional telephone call.

         In order to make an Internet call using Internet Telephony enabling software, a user must employ hardware devices that transmit sound from the user to a sound card in the computer (or other device in the computer providing audio capability) and from the computer to the user. The hardware devices that are typically being employed to perform these functions are a microphone for transmitting sound and speakers for receiving sound. However, the use of these devices as the enabling hardware for Internet Telephony has significant limitations. First, the use of a microphone and speakers for Internet Telephony does not permit the easy conferencing of an Internet telephone call with a conventional telephone call. Second, three separate hardware devices (a conventional telephone, a microphone and speakers) are required in order for a user to have both conventional telephone and Internet Telephony capability. This leads to clutter and confusion on the desktop and requires the user to switch between different devices, leading to reduced productivity. Third, the use of a microphone and speakers does not permit the parties to conduct a private conversation.


     Description of CompuNet 2000

              CompuNet 2000 is a new product that the Company has developed in order to address the limitations that are inherent in using a microphone and speakers as the enabling hardware for Internet Telephony. The Company commenced sales of this product in September 1996 pursuant to a distribution agreement with Gemini Industries, Inc. See "--End Users, Distribution, Sales and Marketing --Distribution Channels."

         CompuNet 2000 is a PC keyboard that has special features specifically designed for use in connection with Internet Telephony. In addition, CompuNet 2000 allows users to make and receive conventional telephone calls using the PC keyboard (without the need for a conventional telephone or modem) in the same manner as the Company's CompuPhone 2000 product described below. CompuNet 2000 also includes the same telephone management software as the Company's CompuPhone 2000 product. (For a description of CompuPhone 2000 and the Company's proprietary telephone management software, see "--CompuPhone 2000" below.) CompuNet 2000 is designed to operate with IBM and IBM compatible PCs.

         The CompuNet 2000 has the following features that are designed specifically for use in connection with Internet Telephony.

              Enables Conferencing of Internet and Conventional Calls. The CompuNet 2000 (used in conjunction with Internet Telephony enabling software) allows the conferencing together of an Internet and conventional telephone call. This feature allows each party on an Internet call that is using CompuNet 2000 to conference in an additional party that is using a conventional telephone. Such conferencing can be effected by the CompuNet 2000 user employing the keyboard/telephone to either place a conventional telephone call to the party to be added or answering an incoming conventional telephone call from such party.

              Enables Elimination of Multiple Hardware Devices and Enables Private Conversations. The CompuNet 2000 enables a handset or headset that is plugged into the keyboard/telephone to transmit and receive sound from the computer's sound card (in addition to being able to function directly with a conventional telephone line). This allows the CompuNet 2000 to be used, instead of a microphone and speakers, as the sound transmitting hardware required for Internet Telephony. This feature, coupled with the conventional telephone capabilities of CompuNet's keyboard/telephone, enables a CompuNet 2000 user to employ a single hardware device for both conventional and Internet telephone calls (rather than requiring a conventional telephone, a microphone and speakers). This simplifies the making of both types of calls and eliminates clutter and confusion on the desktop. In addition, the use of a handset or headset (rather than a microphone and speakers) as the sound transmitting hardware for Internet Telephony enable the parties to an Internet call to conduct a private conversation.


The Company believes that these features have the potential to broaden and expand the uses of Internet Telephony; make Internet Telephony more productive and efficient; and simplify the ancillary hardware devices required for Internet Telephony.

 CompuPhone 2000

    Background

         There has emerged in recent years a growing market for products that integrate computers with telephones. This market has been driven by the recognition that such integration has the potential to enhance user productivity and efficiency in a wide range of activities. For example, in connection with many activities involving telephone communications it is important that a caller have the ability to place calls accurately and quickly and/or that one party to a call have the ability to access or collect data concerning the other party. These include activities such as telemarketing, order processing, customer service and support, market research, and emergency dispatching. The efficiency and productivity of the personnel involved in these activities can potentially be significantly increased by solutions that (i) integrate computer data base capabilities and other computer capabilities with the telephone function and/or
(ii) integrate and simplify the hardware required in order to place and receive telephone calls while simultaneously working with a computer.

     Description of CompuPhone 2000

         The Company has developed CompuPhone 2000 for the computer/telephone integration market. The Company commenced sales of this product in early 1995. CompuPhone 2000 is a PC keyboard that enables users to make and receive telephone calls using the PC keyboard (together with a headset that is provided with the product or an optional handset) without the need for a conventional telephone or modem. Included with CompuPhone 2000 is telephone management software (named "Autodial Software"') developed by the Company to integrate the telephone function with the computer. CompuPhone 2000 also interfaces with most widely used Windows-based personal information manager programs ("PIMs"). The CompuPhone 2000 is designed to operate with IBM and IBM compatible PCs.

         A CompuPhone 2000 keyboard generally has the same appearance as a conventional keyboard but has two additional keys (one labeled "phone" and one labeled "line"). The keyboard (together with a headset or handset) performs all the functions of a conventional, single-line telephone, as well as all the normal PC keyboard functions. Incoming calls are indicated by ringing (or, at the user's option, by only a flashing light on the keyboard). Pressing the "line" key answers an incoming call. Pressing the "line" key also hangs up a completed call. An outgoing telephone call can be initiated by pressing the "phone" key and manually dialing with the keyboard's numeric keypad (which is designed to resemble the keys of a conventional telephone). In addition, a call may be initiated through use of the Autodial Software (Windows version) as follows:

              Highlighting Number. A call can be initiated by highlighting a telephone number in any Windows or Windows 95 application and pressing designated keys on the keyboard.

              Dialing From Card File. Any number stored in "Cardfile" (an accessory included with Windows 3.X) can be dialed by opening Cardfile, choosing the card containing the desired number and pressing a designated key. The "CompuPhone 2000 Autodial Box" then appears with the selected number inserted and the call can be completed by choosing '"OK".

              Dialing Using CompuPhone 2000 Autodial Box. Pressing specified keys causes the "CompuPhone 2000 Autodial Box" to appear. Once this box appears, a call can be initiated by typing the number to be dialed and choosing "OK".

              Dialing Using Personal Information Manager Programs. By making certain adjustments through Autodial Software, any call that is placed through most Windows-based PIMs or other contact management programs (using the normal procedures for placing calls with these programs) will dial through the CompuPhone 2000 telephone line rather than through a modem.

The CompuPhone 2000 keyboard also enables the following telephone features to be controlled through pressing a designated key (or keys) on the keyboard: volume; redial; mute; call forwarding; and call waiting. (The call forwarding and call waiting features only work to the extent that the local telephone line being used enables these features.)

         The Autodial Software, in addition to facilitating dialing, automatically creates a log that records the date, time, duration and telephone number of each telephone call that is initiated through CompuPhone 2000. A similar log is created for incoming calls, except that the number of the caller is not recorded. The Autodial software also enables a user to enter notes regarding a call in a "note box" that appears whenever a call is made or received.

         The use of the CompuPhone 2000 keyboard to conduct a telephone call does not interfere with the simultaneous running of other applications (except during the time when the call is being dialed or disconnected). In order for a user to employ the keyboard to enter data while simultaneously using it to conduct a telephone conversation, the user simply presses the "phone" key. This enables the user to access all conventional keyboard functions while continuing the telephone conversation without interruption.

         Installation of CompuPhone 2000 involves a simple process: (i) unplug the existing keyboard from the computer and substitute the CompuPhone 2000 keyboard, (ii) connect one end of a telephone cable to the CompuPhone 2000 keyboard and the other to any single-line, analog telephone outlet, (iii) plug a headset or handset into the CompuPhone 2000 keyboard and (iv) install the Autodial Software.

         The Company believes that its CompuPhone 2000 keyboard/telephone and related Autodial Software offers users many potential advantages, including:

              Improves Productivity and Customer Service. There are many business activities that require high-volume telephone contacts and the simultaneous use of a computer. These include activities such as telemarketing, order processing, customer service and support, market research, and emergency dispatching. The use of CompuPhone 2000, rather than a conventional telephone, in connection with these activities offers several benefits, including:

         * Use of CompuPhone 2000 eliminates the need to continuously switch between two separate devices (i.e., the keyboard and the telephone). This saves time and reduces stress.

         * The features of the Autodial Software that enable dialing from the screen or a data base (rather than manually dialing) speeds the dialing process and reduces dialing errors that waste time and resources.

         * Conducting a telephone call via the CompuPhone 2000 keyboard does not interfere with the running of computer applications or the use of the keyboard for conventional keyboard functions. As a result, a user of CompuPhone 2000 can conveniently conduct a telephone conversation while simultaneously accessing or entering data relevant to the conversation. In addition, the "note box" feature of the Autodial Software enables a user to enter notes regarding each call.

              Enables Call Pattern Monitoring. The call logging feature of the Autodial Software can provide a user with information concerning call patterns. This information can be a valuable asset for business planning and decision making. In addition, this information can assist management in reducing waste by providing a simple mechanism for monitoring employee calling records.

              Saves Desktop Space. Because CompuPhone 2000 performs all of the functions of a conventional, single-line telephone, a user may have no need to maintain a separate telephone instrument on the desktop.

              Allows Use of Touch Tones. Interactive voice response applications (such as a voice mail) enable callers to use "touch tones" to navigate through a process or data base. Because CompuPhone 2000 works directly through conventional telephone lines without use of a modem, it has the same touch tone capability as a conventional telephone. By contrast, if a telephone call is placed through use of a modem, touch tone capability generally is lost.

The above description of CompuPhone 2000 and the related Autodial Software is based upon the Windows version of the software. The Company also makes available a DOS version of the software. The DOS version operates differently than the Windows version (e.g., the mechanics and instructions for dialing using the software are different) but overall it provides substantially the same general functionality as the Windows version (with certain exceptions, including that it does not support interfacing with PIMs or other contact management programs).

CompuShare 2000

         The Company has developed a relatively low-priced product that enables wireless printing from a laptop computer (i.e., printing without the need to attach cables between the computer and the printer). The Company plans to market this product under the name CompuShare 2000. (The Company formerly called this product WPS-1000.) This product, which uses diffuse infrared technology, is effective at a distance of approximately 15 feet and does not require line-of-sight alignment with the printer. Although there are existing products that enable wireless printing, the Company believes that these products are either more expensive (such as products based on RF technology) or are only effective at much shorter distances (approximately three feet for products based on IRDA technology). The CompuShare 2000 is currently in the preproduction, prototype stage. The Company expects to commence the commercial introduction of this product in the second quarter of 1997, although there can be no assurance of this. ( See "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements--Certain Risks Specific to the CompuShare 2000 Product" for a discussion of certain factors that may cause the foregoing "forward looking" statement to prove inaccurate).

         The CompuShare 2000 is comprised of two small devices, a receiver (approximately 4.5' by 4.25' by 2.75') and a transmitter (approximately 4.5' by 3' by 1'). When the receiver is plugged into a printer and the transmitter into a laptop computer's parallel port and PS/2 port, a user can print wirelessly by executing the normal print command. No special software drivers or additional configuration is required. The back of the receiver is equipped with a port into which a printer cable can be plugged. This feature permits a user to keep the receiver permanently plugged into the printer, while retaining the ability to link the printer and a desktop computer via a conventional cable. Consequently, the CompuShare 2000 can be used as a "printer sharing device" that enables a single printer to print wirelessly from one computer and via a cable from a second computer.

         The Company believes that there is a potential market for the CompuShare 2000 because, as described above, the CompuShare 2000 offers certain advantages that the existing products do not offer. However, the Company estimates that the potential market for the CompuShare 2000 may be significantly reduced or eliminated in the near future (by 1998 according to one market study commissioned by the Company). This is primarily due to the growing trend to include "built-in" wireless printing capability in new laptop computers being sold. The Company believes that, as built-in wireless printing capability becomes the norm, the demand for separate wireless printing products may decrease, even if these separate products can offer certain functional advantages (such as greater range). In addition, technological advances relating to existing wireless printing products may eliminate or reduce the advantages that the CompuShare 2000 offers when compared with such existing products. In the event that the Company succeeds in successfully commercializing the CompuShare 2000 and thereafter the market for such product contracts, such occurrence would have a material adverse effect on the Company's business and financial condition if the Company fails to generate profits from other products to offset any lost profits resulting from such market contraction.

Distribution

     CompuNet 2000

         Substantially all of the Company's sales of CompuNet 2000 to date have been made to Gemini Industries, Inc. ("Gemini"), which currently serves as the Company's sole distributor of this product. Gemini markets CompuNet 2000 to retail stores in the United States.

          Pursuant to a contractual commitment entered into in 1996, Gemini purchased 9,300 CompuNet 2000 units from the Company in 1996 (3,000 units in September and the balance in the fourth quarter). Gemini is not committed to purchase any additional units and has not made any additional purchases in the first quarter of 1997 (except for 600 units that related to its 1996 contractual commitment). The Company cannot predict whether or not Gemini will purchase any additional units, the magnitude of any future purchases by Gemini, or the timing of any such purchases. The failure by Gemini to effectively market CompuNet 2000 or the termination of the distribution arrangement with Gemini would have a material adverse effect on the Company's business and results of operation.

     CompuPhone 2000

         The Company is currently marketing CompuPhone 2000 through a number of distributors. The end user market to which the Company is currently marketing this product is comprised of corporations that can benefit from using CompuPhone 2000 in connection with selected activities that involve high-volume telephone contacts and simultaneous computer use, but do not require a multi-line system. These may include activities such as telemarketing, order processing, customer service and support, market research, and emergency dispatching. The Company suspended marketing this product to the retail market due to poor sales results in this sector. The Company has not determined whether this suspension will be temporary or permanent.


     CompuShare 2000

         The Company expects to market CompuShare 2000 to retail stores. The Company may market the product directly and/or through distributors.

Sales

         The Company sells its products both in the United States and in international markets. Sales in the United States accounted for approximately 77% and 89% of the Company's net sales in 1995 and 1996, respectively, and international sales for the balance. Substantially all international sales have been attributable to sales of CompuPhone 2000.

         The Company anticipates that a significant portion of the Company's revenues and accounts receivable may be accounted for by a limited number of key customers, the identity of which may vary from period to period. In 1996, sales to Gemini accounted for approximately 68% of the Company's net sales. See Note 9 of Notes to Consolidated Financial Statements.

Manufacturing

         The Company currently outsources substantially all of its manufacturing and assembly requirements and expects that it will continue to do so for the foreseeable future (other than software production which the Company expects will be done at the Company's Israeli facilities). The Company believes that outsourcing the manufacturing function provides the Company with several potential advantages, including (i) enabling the Company to gain access to advanced production technologies and (ii) reducing the Company's capital requirements. However, there are also significant risks associated with such outsourcing. See "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements--Dependence on Contract Manufacturers."

         The Company currently employs Monterey International Corp. ("Monterey"), a contract manufacturer with facilities in Taiwan and the People's Republic of China, to manufacture CompuPhone 2000 and CompuNet 2000. An independent testing company retained by the Company performs final product testing prior to the shipping of the products by Monterey.

         The Company expects to use General Research of Electronics, Inc. (a Japanese-based contract manufacturer that uses manufacturing facilities in The People's Republic of China) to manufacture the Company's CompuShare 2000 wireless printing product. This product is currently in the preproduction, prototype stage. See "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements--Certain Risks Specific to the CompuShare 2000 Product."

         The Company does not currently have long-term agreements with any contract manufacturer that it uses or expects to use as described above. Accordingly, any such contract manufacturer could elect at any time to terminate its relationship with the Company or reduce the manufacturing capacity that it allocates to the Company. The Company estimates that six months or more would be required in order for it to qualify an alternate manufacturer for any product.

Research and Development

         The Company's research and development team is principally located in Israel and, as of March 1, 1997, was comprised of six hardware and software engineers and technical support personnel. The Company's research and development effort is currently principally focused on (i) tailoring the software component of CompuPhone 2000 to the requirements of particular customers, (ii) developing a number of new features for CompuPhone 2000 (e.g., two-line capability, a hold button and a new volume control), (iii) making certain modifications to CompuNet 2000 required to adapt the product for certain international markets, (iv) simplifying the use of the advanced telephone features included in CompuPhone 2000 and CompuNet 2000, and (v) making both CompuPhone 2000 and CompuNet 2000 compatible with Windows NT.

         As discussed above, the Company has to date made only limited sales of its products. The Company has deferred any decision with regard to the development of additional major new functions and features for its existing products, until it can better evaluate whether such products will achieve market acceptance.

Competition

         The markets for Company's products are characterized by intense competition and rapid change, and the Company expects that competition will increase. The Company's current and prospective competitors include many companies that have substantially greater name recognition and financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not be able to develop products comparable or superior to those offered by the Company. For example, there is a company in the Federal Republic of Germany that is currently marketing outside the United States a product that is substantially the same as the Company's CompuPhone 2000 product. There can also be no assurance that the Company's competitors will not be able to offer customers more competitive pricing or to adapt more quickly than the Company to new technologies and evolving customer requirements. Consequently, there can be no assurance that the Company will be able to compete successfully in its target markets or that competition will not have a material adverse effect on the Company's business and financial condition.

Proprietary Rights

         The Company relies upon a combination of patents, trade secrets, copyright and trademark law, confidentiality procedures and contractual provisions to protect its proprietary rights. Certain of the specific steps taken by the Company to protect its proprietary rights are described below.


         The Company has secured a United States patent covering certain features of the Company's CompuPhone 2000 product and has filed patent applications, which are pending, relating to such features in certain foreign countries. The Company has also filed applications, which are pending, for a United States patent covering certain of the technology underlying the Company's CompuNet 2000 product and for a United States patent covering certain of the technology underlying the Company's CompuShare 2000 product. However, no assurance can be given that any patents will be issued on the basis of any such applications or, if patents are issued, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

         In order to safeguard its unpatented proprietary knowhow, trade secrets and technology, the Company relies primarily upon trade secret protection. In that connection, the Company generally enters into non-disclosure agreements with employees and other persons to whom it reveals its proprietary information.

         The Company has obtained a trademark registration in the United States for the name CompuPhone 2000. In addition, the Company has filed an application, which is pending, for a trademark registration for the name CompuNet 2000. No assurance can be given that any trademark registration will be obtained on the basis of such application.

         Although the Company has taken the steps described above to protect its proprietary information, there can be no assurance that (i) such steps will be adequate to prevent misappropriation of the Company's technology or (ii) the Company's competitors will not develop products that are substantially equivalent or superior to the Company's products without infringing upon the Company's proprietary rights. (As described under "'Competition," there is a company in the Federal Republic of Germany that is currently marketing outside the United States a product that is substantially the same as the Company's CompuPhone 2000 product.) In addition, the laws of certain foreign countries in which the Company's products are, or may be, developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

         The Company believes that its products and their use do not infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims, if asserted, will not be upheld.

Employees


         At March 1, 1997, the Company had 20 employees, including 6 in research and development, 8 in finance and administration and 6 in sales and marketing. Approximately 13 of such employees are based in Israel. The Company considers its relationship with its employees to be satisfactory.

         A substantial amount of the Company's business is conducted in the State of Israel through two Israeli subsidiaries. The Company's Israeli subsidiaries are subject to various Israeli labor laws and labor practices, and may be subject to administrative orders extending certain provisions of collective bargaining agreements between the Histadrut (Israel's General Federation of Labor) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) to private sector employees. For example, mandatory cost of living adjustments, which compensate Israeli employees for a portion of the increase in the Israeli consumer price index, are determined on a nationwide basis. Israeli law also requires the payment of severance benefits upon the termination, retirement or death of an employee. The Company covers a portion (but not all) of the potential costs to the Company of paying such severance benefits by contributing on an ongoing basis towards "managers' insurance" funds with respect to certain of its employees. Such funds combine severance pay benefits, tax-efficient savings plans and disability insurance. In addition, Israeli employers and employees are required to pay specified percentages of wages to the National Insurance Institute, which is similar to the United States Social Security Administration. The payments to the National Insurance Institute are approximately 14% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer approximately 34%.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

         This Report includes statements that are forward-looking in nature. In addition, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. There can be no assurance, however, that actual results will not differ materially from the Company's expectations, statements or projections. Factors that could cause actual results to differ from the Company's expectations, statements or projections include the risks and uncertainties relating to the Company's business described below.

Certain General Risks Relating to Products

         Dependence on Limited Number of Products. The Company is dependent on a limited number of products. The failure by the Company to successfully market any one of such products could have a material adverse effect on the Company's business and financial condition.

         Unproven Acceptance of the Company's Products. The Company has made only limited sales of its products to date. There can be no assurance that any of its products will achieve market acceptance (or sufficient market acceptance to make sales of the product profitable). The failure of one or more of the Company's products to achieve market acceptance (or sufficient market acceptance to make sales of the product profitable), would have a material adverse effect on the Company's business and financial condition.

         Possibility of Undetected Errors. One or more of the products offered by the Company may contain undetected errors or defects. Introduction by the Company of products with reliability, quality or compatibility problems could result in product returns, reduced orders, uncollectible accounts receivable, delays in collecting accounts receivable, product redevelopment costs, and loss of, or delay in, market acceptance. Any such event could have a material adverse effect on the Company's business and financial condition.

         Possibility of Need For Design Change. There can be no assurance that the technology incorporated into the Company's products will be operational as expected in all environments. As products are tested in the marketplace, the Company may discover that design changes are necessary to achieve the expected performance. There can be no assurance that any design changes required will be developed and incorporated in a timely or economical manner, or at all.

         Risk of Obsolescence. The markets for the Company's products are characterized by rapid technological change, evolving industry standards and customer demands, and frequent new product introductions and enhancements. There can be no assurance that competitors of the Company will not achieve technological advances that provide a competitive advantage over the Company's products or that make such products obsolete.

Certain Risks Specific to CompuPhone 2000

         Certain Functional Limitations. CompuPhone 2000 has certain functional limitations described below that narrow the potential end-user markets for the product. There can be no assurance that this will not result in the demand level for the CompuPhone 2000 being insufficient to make sales of this product profitable.

         CompuPhone 2000 is currently limited to functioning as a single-line telephone. Although the Company is in the process of developing two-line capability, there can be no assurance that the Company will be successful in completing this process in a timely and cost-effective manner or at all. Furthermore, even if the Company is successful in this regard, CompuPhone 2000 will still not have the capability to handle more than two lines. Since many functions, particularly many business functions, require telephones that can handle multiple lines, the current limitation on the multiple-line capability of CompuPhone 2000 limits the potential end-user market for this product.

         The CompuPhone 2000 has been designed so that it can interface with the analog port of a digital PBX system, thereby enabling the CompuPhone 2000 to be integrated into the general PBX telephone systems being used by businesses.

However, due to the fact that CompuPhone 2000 interfaces only with the analog port of a PBX system, many of the telephone features enabled by a PBX system may not be available on the CompuPhone 2000 even when it is successfully integrated with a PBX system. The features that may not be available will vary depending on the particular PBX system being used, but may include, among others, (i) conference call capability, (ii) one-touch speed dialing and other functions that require memory and (iii) the ability to display incoming call information. The limitations involved in seeking to integrate CompuPhone 2000 with PBX systems may limit the potential end-user market for CompuPhone 2000.

Certain Risks Specific to the CompuNet 2000

         Unproven Acceptance of Internet Telephony. Since CompuNet 2000 is designed to facilitate Internet Telephony, the success of this product is dependent in large part on the use of Internet Telephony becoming widespread. There can be no assurance, however, that this will in fact occur due to a number of factors, including:

         o The market for Internet Telephony has only recently begun to develop and is rapidly evolving. As a result, the extent to which Internet Telephony will achieve market acceptance is subject to a high level of uncertainty.

         o The quality of conversations over the Internet is currently inferior to the quality of those conducted on conventional telephones, mainly due to the Internet infrastructure and each user's hardware limitations, which may result in delays of up to a few seconds in the transmission of speech, loss of voice packets and relatively inferior sound quality.

         o In order for Internet Telephony to become widespread, the continued expansion of the Internet and its network infrastructure will be required. However, there can be no assurance that this will occur or that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

         o The increased acceptance of Internet Telephony could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees or charges on users and providers of products and services in this area. There can be no assurance that such intervention or imposition of fees or charges would not have a material adverse impact upon the acceptance and attractiveness of Internet Telephony.

         o Based upon current cost structures, the cost of a long distance or international call made using Internet Telephony can be substantially lower than the cost of a comparable conventional telephone call, making Internet Telephony a potentially attractive alternative or supplement to conventional telephone. However, in the future this price differential may be reduced, or completely eliminated, in the event that new fees or taxes are imposed on use of the Internet and/or rates for conventional telephone calls are reduced. If this should occur, the economic incentive to use the Internet for voice communications would be significantly reduced or eliminated.

         Dependence on Relationship With Gemini Industries. Substantially all of the Company's sales of CompuNet 2000 to date have been made to Gemini Industries, Inc. ("Gemini"), which currently serves as the Company's sole distributor of this product. Gemini is not committed to purchase any additional units and has not made any purchases in the first quarter of 1997 (except for 600 units that related to a 1996 contractual commitment). The Company cannot predict whether or not Gemini will purchase any additional units, the magnitude of any future purchases by Gemini, or the timing of any such purchases. The failure by Gemini to effectively market

CompuNet 2000 or the termination of the distribution arrangement with Gemini would have a material adverse effect on the Company's business and results of operation.

         Possible "Bundling" of Internet Telephony Enabling Software With Competitive Products. There are only a limited number of software companies that sell the software that enables Internet Telephony. One or more of these companies may elect to bundle with its software a hardware product that competes with the Company's CompuNet 2000 product. Any such occurrence would adversely affect the ability of the Company to market CompuNet 2000.

         Certain Functional Limitations. When used for conventional telephone calls, CompuNet 2000 has the same functional limitations as CompuPhone 2000 described under "--Certain Risks Specific to CompuPhone 2000."

Certain Risks Specific to CompuShare 2000

          Possible Delay in Commercial Introduction. The CompuShare 2000 product is currently in the preproduction, prototype stage. The Company currently projects that it will commence the commercial introduction of this product in the second quarter of 1997. However, the Company's ability to commence such commercial introduction within the projected time frame may be delayed by various circumstances, including, among others, the risks described in the following paragraph associated with transitioning the product from a prototype to one that is mass produced, production or shipping delays and/or unforeseen technical problems. Consequently, there can be no assurance that the Company will be able commence the commercial introduction of CompuShare 2000 within the expected time frame or at all. The failure by the Company to commence such commercial introduction within the expected time frame would have a material adverse effect on the Company's business and financial condition.


          Risks Associated with Transition From Prototype Stage to Mass Production. In order for the Company to commence the commercial introduction of CompuShare 2000, it will be necessary to transition the product from a prototype to one that is mass produced. Such transition process involves various risks, including that in the course of the transition process the Company may discover that (i) the performance of the prototype cannot be replicated in a mass produced product or (ii) design changes are necessary in order to achieve the expected performance. Any such discovery could result in a delay in the commercial introduction of CompuShare 2000 or in the Company's complete inability to commercialize the product. Any such occurrence would have a material adverse effect on the Company's business and financial condition.

         Possible Reduction in Potential Market for CompuShare 2000. CompuShare 2000 enables wireless printing from a laptop computer. Although there are existing wireless printing products, the Company believes that there is a potential market for the CompuShare 2000 because CompuShare 2000 offers certain advantages that the existing products do not offer as described under "--CompuShare 2000." However, the Company estimates that the potential market for CompuShare 2000 may be significantly reduced or eliminated in the near future (by

1998 according to one market study commissioned by the Company) for the reasons set forth under "--CompuShare 2000." In the event that the Company succeeds in successfully commercializing CompuShare 2000 and thereafter the market for such product contracts, such occurrence would have a material adverse effect on the Company's business and financial condition if the Company fails to generate profits from other products to offset any lost profits resulting from such market contraction.

Customer Concentration

         The Company anticipates that a significant portion of the Company's revenues and accounts receivable may be accounted for by a limited number of key customers, the identity of which may vary from period to period. In 1996, sales to Gemini accounted for approximately 68% of the Company's net sales. See Note 9 of Notes to Consolidated Financial Statements. To the extent the Company continues to depend upon a limited number of key customers for a material percentage of its net sales and accounts receivable, the loss of one or more of these key customers or any significant reduction in orders by such customers could have a material adverse effect on the Company's business and financial condition.

Risk of Product Returns and Risk Arising from Price Protection Provisions

         As is common in the industry for PCs and PC peripherals, the Company is exposed to the risk of product returns from distributors and retailers. Product returns may be based upon a contractual right of return that a particular customer may have. Product returns may also be based upon a determination by the Company that it is in the Company's long-term interest to voluntarily assist particular customers in managing inventories. The contractual right of return, if any, that the Company grants to customers varies from customer to customer. Such right may allow a customer to return a product for any reason or only upon the occurrence of specific events. Such specific events may include, among other things, termination of a distributors's distribution agreement (which in many cases can be effected by a distributor at any time or upon short notice), inability of the customer to resell the product and/or in the event that the Company makes technological changes to the product. Although the Company has established reserves for product returns, there can be no assurance that such reserves will be adequate or that future product returns will not have a material adverse effect on the Company's business and financial condition.

         The Company includes in certain of its agreements with distributors and other customers price protection clauses, pursuant to which the Company is required to grant specified credits to the customer in the event that the Company reduces current selling prices on products previously purchased by such customer. There can be no assurance that future price protection claims will not have a material adverse effect on the Company's business and financial condition.

         The Company generally permits customers to return products for repair or replacement if the product does not conform to the Company's warranty. The Company seeks to limit its costs relating to warranty claims by generally seeking to obtain a corresponding warranty from each contract manufacturer that manufactures any of the Company's product. However, there can be no assurance that the Company will always be successful in this regard or that a contract manufacturer will not fail to honor its warranty. Consequently, there can be no assurance that future warranty claims will not have a material adverse effect on the Company's business and financial condition.

Dependence on Contract Manufacturers

         The Company currently outsources substantially all of its manufacturing and assembly requirements and expects that it will continue to do so for the foreseeable future (other than software production which the Company expects will be done at the Company's Israeli facilities). In general, the Company's policy is to rely upon a single contract manufacturer to produce each of its products (or related product groups), until sales of any particular product reach a level that would permit the Company to qualify a second contract manufacturer and still be capable of negotiating reasonable prices based on volume. The Company does not currently have long-term agreements with any contract manufacturer that it uses. Accordingly, any such contract manufacturer could elect at any time to terminate its relationship with the Company or reduce the manufacturing capacity that it allocates to the Company. The Company estimates that six months or more would be required in order for it to qualify an alternate manufacturer for any product. There can be no assurance that the Company will be able to obtain its requirements for any product from any contract manufacturer that the Company uses for the manufacture of such product.

The events and circumstances that may interfere with the Company's ability to obtain its product requirements from a contract manufacturer include: (i) the Company's requirements may increase above the capacity that the contract manufacturer has (or that it is willing to allocate to the Company), (ii) a contract manufacturer may terminate its relationship with the Company or reduce the manufacturing capacity that it allocates to the Company and/or (iii) a contract manufacturer's manufacturing capacity may be reduced or eliminated as a result of a casualty or technical problems. Furthermore, in view of the Company's use of foreign-based contract manufacturers, the Company's ability to obtain its product requirements from a contract manufacturer may be negatively impacted by a variety of additional factors, including political or economic instability in a region, changes in diplomatic and trade relationships, tariffs and other barriers and restrictions, and restrictions on the transfer of funds. Any inability on the part of the Company to obtain its product requirements in a timely manner and in sufficient quantities from any contract manufacturer that it is using would have a material adverse effect on the Company's business and financial condition, particularly in view of the following: (i) the Company does not expect to have an alternate contract manufacturer qualified for any product,
(ii) the same contract manufacturer is expected to manufacture both CompuPhone 2000 and CompuNet 2000, (iii) a long lead time would be required in order for the Company to qualify an alternate manufacturer for any product and (iv) the Company does not expect that it will maintain sufficient inventory to allow it to fill customer orders without interruption during the time that would be required to qualify an alternate manufacturer. The Company's reliance on contract manufacturers involves several other risks, including reduced control over delivery schedules, quality assurance and costs. There can be no assurance that problems resulting from such risks will not have a material adverse effect on the Company's business and financial condition.

Possible Shortages of Components

         A variety of components are required to manufacture the Company's products. Although supplies for such components currently are adequate, shortages could occur in the future in various critical components. Any such shortages could result in higher costs or production delays, any of which could have a material adverse effect on the Company's business and financial condition.

Certain Risks Related to International Sales

         The Company's international business operations may be negatively impacted by a variety of factors, including political or economic instability in a region, changes in diplomatic and trade relationships, tariffs and other barriers and restrictions, restrictions on the transfer of funds, currency fluctuations, potentially adverse tax consequences and the burdens of complying with a variety of foreign laws.

Highly Competitive Markets


         The markets for Company's products are characterized by intense competition and rapid change, and the Company expects that competition will increase. The Company's current and prospective competitors include many companies that have substantially greater name recognition and financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not be able to develop products comparable or superior to those offered by the Company. There can also be no assurance that the Company's competitors will not be able to offer customers more competitive pricing or to adapt more quickly than the Company to new technologies and evolving customer requirements. Consequently, there can be no assurance that the Company will be able to compete successfully in its target markets or that competition will not have a material adverse effect on the Company's business and financial condition.

Dependence on Key Personnel

         There can be no assurance that the Company will be able either to retain its present personnel or to attract additional qualified personnel as and when needed. The loss of the services of one or more of the Company's key personnel, particularly senior management and certain hardware and software engineers, or the inability of the Company to attract additional personnel as and when needed could have a material adverse effect on the Company's business and financial condition.

Importance of Protection of Proprietary Technology

         The Company relies upon a combination of patents, trade secrets, copyright and trademark law, confidentiality procedures and contractual provisions to protect its proprietary technology. However, there can be no assurance that (i) such steps will be adequate to prevent misappropriation of the Company's technology or (ii) the Company's competitors will not develop products that are substantially equivalent or superior to the Company's products without infringing upon the Company's proprietary rights.

Possibility of Third Party Infringement Claims

         The Company believes that its products and their use do not infringe the proprietary rights of third parties and, to date, there has been no litigation commenced against the Company relating to any infringement claims. However, the Company has from time to time in the past received, and may receive in the future, communications from third parties claiming that the Company's products infringe, or may infringe, the proprietary rights of third parties. There can be no assurance (i) that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims, (ii) that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms or (iii) that any such claims will not be upheld.


Certain Risks Associated with Use of Foreign Currencies

         A substantial portion of the Company's business is conducted in the State of Israel through two Israeli subsidiaries (the "Israeli Subsidiaries"). As a result, the Company incurs expenses in New Israeli Shekels ("NIS"). Consequently, an increase in the value of the NIS in relation to the dollar would increase the Company's expenses in dollar terms. In addition, the Company's expenses in dollar terms could increase in the event that inflation in Israel is not offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the dollar. During 1996, inflation in Israel was 10.6% and the NIS was devalued 3.7% in relation to the dollar. There can be no assurance that the Company will not be materially adversely affected in the future if inflation in Israel continues to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind increases in inflation in Israel.

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

Considerations Relating to the Company's Operations in Israel

         A substantial amount of the Company's business is conducted in the State of Israel through the Israeli Subsidiaries. The functions that are primarily conducted in Israel include research and development, international marketing and sales, administration and finance. In addition, substantially all of the executive officers of the Company reside in the State of Israel or spend significant amounts of time working there. Consequently, the Company is directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on the Company's operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases the following properties: (i) approximately 3,000 square feet of space in Teaneck, New Jersey, which is used primarily for office space and warehouse space and (iii) approximately 3,780 square feet of space in Jerusalem, Israel, which is used primarily for office space and for research and development activities. The premises in Teaneck, New Jersey, are leased until January 31,1999, and the premises in Jerusalem, Israel, are leased until May 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    Part II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

Market for Common Stock

         The Common Stock of the Company (the "Common Stock") is listed on the American Stock Exchange ("AMEX") under the symbol ITH. During the period from October 1, 1996, the date of the commencement of the Company's initial public offering, through December 31, 1996, the high and low reported sales prices of the Common Stock on the AMEX were $5 3/8 and 2, respectively. On March 26, 1997, the closing price of the Common Stock on AMEX was $1 1/4. As of March 17, 1997, there were 76 holders of record of the Common Stock.

Dividends

         The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its Common Stock. The payment of future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, if any, capital requirements, financial condition and requirements, business conditions, restrictions in financing agreements and such other factors as are considered to be relevant by the Board of Directors from time to time.

Recent Sale of Unregistered Securities

         Set forth below is certain information concerning sales by the Company of unregistered securities during 1996. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated in Section 4(2) thereof for transactions not involving a public offering.

         During the period April 30, 1996, through July 30, 1996, the Company completed a bridge financing ("Bridge Financing"), in anticipation of its initial public offering which was completed in October 1996. See Note 6 of Notes to Consolidated Financial Statements. As part of the Bridge Financing, the Company issued to investors units consisting of promissory notes ("Notes") and warrants to purchase Common Stock an exercise price of 0.60 per share ("Bridge Warrants"). Each investor paid to the Company cash equal to the face amount of the Note issued to such investor. No additional consideration was paid for the Bridge Warrants. The following table indicates with respect to each investor that purchased units in the Bridge Financing (i) the principal amount of Notes issued to such investor and (ii) the number of Bridge Warrants issued to such investor.

----------------                          -------------------------     -------------------------
Name of Investor                          Principal Amount of Notes     Number of Bridge Warrants

Alcamin Anstalt......................             $100,000                        16,667

Central Investments Ltd..............               50,000                         8,334

Charles H. Bendheim..................               50,000                         8,334

CPS Capital Ltd......................              125,000                         20,834

Forward Issue Ltd....................               50,000                          8,334

Gottdiener Associates, L.P                          50,000                          8,334

J.C. Bendheim........................              100,000                         16,667

Julius Hess..........................               25,000                          4,167

Linton Lake S.A                                     50,000                          8,334

Mates Ventures.......................               50,000                          8,334

Nicole R. and Michael Kubin..........               25,000                          4,167

Sentex Sensing Technology............              100,000                         16,667

Union Bancaire Privee................              400,000                         66,667



         Each of Mr. Paul Morris and National Securities Corporation provided certain assistance to the Company in connection with the Bridge Financing. In consideration of such assistance, the Company (i) paid to Mr. Morris $20,000 and issued to him Bridge Warrants to purchase 3,334 shares of Common Stock, at an exercise price of $0.60 per share, and (ii) paid to National Securities Corporation $42,500.

         The Company issued shares in 1996 upon exercise of Bridge Warrants described above as follows: (i) 66,667 shares were issued to a nominee for Union Bancaire Privee and (ii) 8,334 shares were issued to Forward Issue Ltd.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere herein.

         The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under Item 1--"Business--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements."

General

         The Company has developed and is currently marketing two products:
CompuPhone 2000 and CompuNet 2000. The Company commenced sales of CompuPhone 2000 in early 1995 and commenced sales of CompuNet 2000 in the third quarter of 1996. The Company is seeking to bring to market an additional product, CompuShare 2000, as described under Item 1--"Description of Business--CompuShare 2000."

         The Company has made only limited sales of its products to date. At the same time, the Company has incurred significant expenses in connection with developing its products, seeking to commercialize them, and seeking to build the Company's management, administrative, sales and distribution capability. As a result, the Company has incurred a loss in each period since its inception and, as of December 31, 1996, had an accumulated deficit of $8.12 million.

         The Company is seeking to increase its sales through advertising and marketing. There can be no assurance, however, that the Company will be successful in this regard or that any of the Company's products will achieve market acceptance (or sufficient market acceptance to make the product profitable). The Company is also evaluating the possibility of expanding its business and/or diversifying into new businesses through acquisitions.

         The Company is currently marketing CompuPhone 2000 to corporate customers. The Company suspended marketing this product to the retail market due to poor sales results in this sector. The Company has not determined whether this suspension will be temporary or permanent.


         Substantially all of the Company's sales of CompuNet 2000 to date have been made to Gemini Industries, Inc. ("Gemini"), which currently serves as the Company's sole distributor of this product. Pursuant to a contractual commitment entered into in 1996, Gemini purchased 9,300 CompuNet 2000 units from the Company in 1996 (3,000 units in September and the balance in the fourth quarter). Gemini is not committed to purchase any additional units and has not made any purchases in the first quarter of 1997 (except for 600 units that related to its 1996 contractual commitment). As a result, the Company's expects that its sales for the first quarter of 1997 will be significantly lower (and its net loss significantly higher) than in the last quarter of

1996. The Company cannot predict whether or not Gemini will purchase any additional units, the magnitude of any future purchases by Gemini, or the timing of any such purchases. The failure by Gemini to effectively market CompuNet 2000 or the termination of the distribution arrangement with Gemini would have a material adverse effect on the Company's business and results of operation.

Results of Operations--1996 and 1995

         Net Sales. Net sales in 1996 were $1,225,000, representing an increase of approximately 52.4% over net sales of $804,000 in 1995. This increase in net sales was attributable to the introduction of the Company's new CompuNet 2000 product in the third quarter of 1996. As described below, net sales attributable to CompuNet 2000 offset a decrease in net sales attributable to CompuPhone 2000.

         The Company commenced sales of CompuNet 2000 in September 1996 and sold 9,300 units through the end of the year. Sales of CompuNet 2000 accounted for approximately $837,000 of net sales in 1996, representing approximately 68.3% of aggregate net sales during this period. All such sales were made to Gemini. See "--General."

         The number of CompuPhone 2000 units sold decreased to 4,886 units in 1996 compared with 11,130 units in 1995. Sales of CompuPhone 2000 accounted for approximately $369,000 of net sales in 1996 compared with $779,000 in 1995. International sales accounted for 31% of the CompuPhone 2000 units sold in 1996 compared with 21% in 1995.

         Gross Profit. Gross profit margin in 1996 decreased to 33.1% from 38.9% in 1995. This decrease in gross profit margin primarily reflected the fact that the gross profit margin from CompuNet 2000 sales (which first commenced in September 1996 as described above) has been lower than the historical gross profit margin from CompuPhone 2000.

         Selling, general and administrative. Selling, general and administrative expense ("SG&A") in 1996 includes an aggregate of $100,000 of payments made by the Company to settle certain claims. (See Note 10 of Notes to Consolidated Financial Statements.) Excluding such payments, SG&A was $638,000 higher in 1996 than in 1995. Such increase primarily reflected (i) additional marketing and advertising expenses, (ii) the hiring of additional personnel,

(iii) compensation increases to certain employees and (iv) costs associated with being a public company that the Company began to incur following the completion of an initial public offering in October 1996.

         Research and development, net. R&D expense, net, in 1996 increased to $442,000 from $357,000 in 1995. This increase primarily reflected increased research and development activities relating to commencing production of CompuNet 2000 and preparing to commence production of CompuShare 2000, as well as compensation increases to certain employees involved in research and development.

         Interest income (expense), net , and extraordinary loss. The Company completed a bridge financing in the second and third quarters of 1996. As part of such financing, the Company issued certain promissory notes and warrants and, in connection therewith, recorded loan discount and deferred financing costs of $458,000 and $77,000, respectively. The Company's net interest expense in 1996 in the amount of $288,000 represents interest on such notes and amortization of such loan discount and deferred financing costs (net of interest income of approximately $170,000). Upon repayment of such notes, the Company recognized an extraordinary loss in the amount of $224,000, representing the unamortized portions of such loan discount and deferred financing cost. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         On October 7, 1996, the Company completed an underwritten initial public offering (the "IPO") in which it sold 3,000,000 shares of its common stock and warrants to purchase 3,360,082 shares of its common stock (including warrants issued in November 1996 upon exercise of the underwriters' over-allotment option). The net proceeds to the Company from the IPO was approximately $15.4 million. The Company used approximately $1.2 million of such proceeds to repay certain promissory notes issued in connection with a bridge financing in 1996. As of March 1, 1997, the Company had cash and cash equivalents of approximately $13.5 million. Such amount includes approximately $570,000 of restricted cash that has been pledged as collateral for a letter of credit in such amount securing certain purchase commitments of the Company relating to CompuShare 2000.

         As described above, the Company has had only limited revenues to date and had an accumulated deficit (since inception in August 1990) of $8.1 million as of December 31, 1996. As a result, the Company has had negative cash flow from operations during each year since it commenced operations. The amount of cash used by the Company for operating activities was $1.72 million and $1.75 million during 1995 and 1996, respectively.

         The Company expects that its principal cash requirements over the next 12 months relating to its existing business will be to fund operating activities and working capital. To the extent that the Company does not generate sufficient cash flow from operations to fund the Company's cash requirements, the Company expects to fund such requirements from the net proceeds of the IPO. The Company does not have any bank or other lines of credit available to it at present.

         The Company estimates that the remaining net proceeds from the IPO and cash generated from operations will be sufficient to fund the cash requirements relating to its existing business for at least the next 12 months, although there can be no assurance of this. As described under Item 1B "Business--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements," there are numerous future developments or events that may have a material adverse effect on the Company's business and financial condition. The occurrence of one or more of these events or developments, as well as the occurrence of other unanticipated events or developments may cause the foregoing estimate to be inaccurate. In addition, the Company may determine to expand or diversify through acquisitions, in which event additional financing may be required. If additional financing is required, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company and at the times required by the Company, or at all.

ITEM 7.  Financial Statements.

         Furnished at end of report commencing on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 1997 (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 10. Executive Compensation.

         The information set forth under the caption "Executive and Director Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.


Item 12. Certain Relationships and Related Party Transactions.

         The information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K.

         (a)  Exhibits

         3.1  Amended and Restated Certificate of Incorporation of the
Registrant*

         3.2  Amended and Restated By-Laws of the Registrant*

         3.3  Amendment No. 1 to Amended and Restated By-Laws of the
Registrant****

         10.1 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the Bridge Financing (as defined in Note 6 of Notes to Condensed Consolidated Financial Statements included under Item 7 of this Report), having attached thereto the form of Bridge Note and Bridge Warrant (as such terms are defined in such Note 6)*

         10.2 Form of Underwriting Agreement dated as of October 1, 1996, between the Company and National Securities Corporation, as Representative of the several Underwriters listed therein**

         10.3 Employment Agreement dated as of July 1, 1996, between the Registrant and Alan Haber*

         10.4 Distribution Agreement entered into in 1996 between the Registrant and Gemini Industries, Inc.*

         10.5 Bundling and Sales License Fee Agreement dated July 3, 1996 between the Registrant and VocalTec Ltd*

         10.6 Registrant's 1996 Stock Option Plan*

         10.7 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

         10.8 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

         10.9 Form of Employment Agreement dated November 14, 1996, between the Registrant and Simon Kahn***

         10.10 Form of Employment Agreement dated November 15, 1996, between the Registrant and Ed Abramson***

         10.11 Form of Employment Agreement dated February 10, 1997, between the Registrant and Loren Lemcke****

         10.12 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors****

         10.13 Form of Indemnification Agreement between the Registrant and Edward Abramson****

         11.1  Statement re: computation of per share earnings****

         21.1  List of subsidiaries of the Registrant*

         27.1  Financial Data Schedule****

--------------------------------------
* Incorporated by reference from the correspondingly numbered Exhibit in the Company's Registration statement on Form SB-2 (No. 333-9697)

**       Incorporated by reference from the correspondingly numbered Exhibit in the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1996 (File No. 001-12127)

***      Incorporated by reference from the correspondingly numbered Exhibit in the Company's Registration statement on Form SB-2 (No. 333-13447)

****  Filed herewith

         (b)  Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Technology USA, Inc.



By: /s/ Alan P. Haber
   --------------------------------
   Alan P. Haber
   President and Chief Executive Officer
   March 26, 1997



/s/ Alan P. Haber
-----------------------------
Alan P. Haber
Chairman of the Board; President; Chief Executive Officer and Director (Principal Executive Officer)
March 26, 1997



/s/ Barry L. Eisenberg
-----------------------------
Barry L. Eisenberg, Director
March 26, 1997




/s/ Simon Kahn
-----------------------------
Simon Kahn, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)
March 26, 1997





-----------------------------
Bernard S. Appel, Director
March   , 1997

/s/ Nicole R. Kubin
-----------------------------
Nicole R. Kubin, Director
March 26, 1997



/s/ Morton L. Landowne
-----------------------------
Morton L. Landowne, Director
March 26, 1997




/s/ Morris J. Smith
-----------------------------
Morris J. Smith, Director
March 26, 1997


/s/ William Spier
-----------------------------
William Spier, Director
March 26, 1997

                         INTEGRATED TECHNOLOGY USA, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1996

                   Index to Consolidated Financial Statements

                                                                        Page

Report of Independent Accountants.....................................   F-1

Consolidated Balance Sheet as of December 31, 1996....................   F-2

Consolidated Statement of Operations for the years ended December 31,
 1995 and 1996........................................................   F-3

Consolidated Statement of Changes in Stockholders' Equity
 for the years ended December 31, 1995 and 1996.......................   F-4

Consolidated Statement of Cash Flows for the years ended
 December 31, 1995 and 1996...........................................   F-5

Notes to Consolidated Financial Statements............................   F-7

                       Report of Independent Accountants


To the Stockholders and Board of Directors of Integrated Technology USA, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Technology USA, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
New York, New York
February 28, 1997

                        INTEGRATED TECHNOLOGY USA, INC.

                          CONSOLIDATED BALANCE SHEET

                                                                December 31,
                                                                    1996
                                                                    ----

                               Assets

Current assets:

          Cash and cash equivalents.............................$13,710,105

         Accounts receivable (net of allowances for doubtful
         accounts and sales returns of $45,835).................    235,493

         Inventories............................................    206,180

         Prepaid expenses and other current assets..............    134,488
                                                                -----------
                  Total current assets.......................... 14,286,266

         Property and equipment, net............................    144,760

         Security deposits......................................     20,203
                                                                -----------
                  Total assets..................................$14,451,229
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable.......................................$   382,106

         Accrued expenses and other current liabilities ........    309,306
                                                                -----------
                  Total current liabilities.....................    691,412

         Provision for severance payments.......................    118,153
                                                                -----------
                  Total liabilities.............................    809,565
                                                                -----------
Commitments and contingencies (Note 10)

Stockholders' equity:

         Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding................       --


         Common stock, $.01 par value, 40,000,000 shares
         authorized; 6,005,179 shares issued and outstanding ...     60,562

         Additional paid-in capital............................. 21,678,032

         Common stock to be issued..............................     15,051

         Treasury stock, at cost, 57,048 shares ................   (165,000)

         Accumulated deficit.................................... (8,120,707)

         Cumulative translation adjustment......................    173,726
                                                                -----------
         Total stockholders' equity ............................ 13,641,664
                                                                -----------

         Total liabilities and stockholders' equity.............$14,451,229
                                                                ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTEGRATED TECHNOLOGY USA, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Year Ended December 31,
                                                            1995       1996
                                                            ----       ----
Net sales............................................ $   803,705  $ 1,224,596

Cost of products sold................................     491,315      819,645
                                                      -----------  -----------
         Gross profit................................     312,390      404,951

Operating expenses:

Selling, general and administrative..................   1,634,164    2,371,682

Research and development, net........................     357,117      441,516
                                                      -----------  -----------
         Total costs and expenses....................   1,991,281    2,813,198
                                                      -----------  -----------
         Loss from operations........................  (1,678,891)  (2,408,247)

Interest income (expense), net.......................      (4,173)    (287,791)
                                                      -----------  -----------
         Loss before extraordinary loss..............  (1,683,064)  (2,696,038)
                                                      -----------  -----------
         Extraordinary loss..........................          --     (224,061)
                                                      -----------  -----------
                  Net loss........................... $(1,683,064) $(2,920,099)
                                                      ===========  ===========
                  Loss per share before extraordinary
                  loss............................... $     (0.54) $     (0.71)

         Extraordinary loss per share................          --        (0.06)
                                                      -----------  -----------
         Net loss per share.......................... $     (0.54) $     (0.77)
                                                      ===========  ===========
         Weighted average shares outstanding.........   3,095,361    3,802,880
                                                      ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTEGRATED TECHNOLOGY USA, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         Additional      Common                         Cumulative        Total
                                        Common Stock     Paid-in   Stock to be  Treasury   Accumulated  Translation    Stockholders'
                                       Shares   Amount   Capital     Issued      Stock       Deficit     Adjustment       Equity
                                       ------   ------   -------     ------      -----       -------     ----------       ------

Balance at January 1, 1995........   2,430,753  $24,818  $4,524,924  $   --     $(165,000)  $(3,517,544) $ 44,773      $    911,971

Issuance of common  stock, net of
expenses..........................     415,892    4,159     815,991      --            --            --        --           820,150

Exercise of compensatory stock
options...........................      83,533      835        (725)     --            --            --        --               110

Compensatory stock options
issued to officers, directors and
employees........................           --       --     195,673      --            --            --        --           195,673

Change in cumulative translation
adjustment.......................           --       --          --      --            --            --    53,384            53,384

Net loss for 1995................           --       --          --      --            --    (1,683,064)       --        (1,683,064)
                                    ---------  -------- ----------- -------     ---------   -----------  --------       -----------
Balance at December 31,
1995.............................    2,930,178   29,812   5,535,863      --      (165,000)   (5,200,608)   98,157           298,224

Compensatory stock options
issued to officers, directors and
employees........................           --       --     202,963      --            --            --        --           202,963

Proceeds from issuance of Bridge
Warrants, net of expenses........           --       --     432,180      --            --            --        --           432,180

Proceeds from IPO, net of expenses   3,000,000   30,000  15,430,477      --            --            --        --        15,460,477

Issuance of underwriter warrants.          --        --      32,298      --            --            --        --            32,298

Exercise of Bridge Warrants......       75,001       750     44,251      --            --            --        --            45,001

Exercise of options and warrants.          --        --          --   15,051           --            --        --            15,051

Change in cumulative translation
adjustment.......................          --        --          --      --            --            --    75,569            75,569


Net loss for 1996................          --        --          --      --            --    (2,920,099)       --        (2,920,099)
                                    ---------   -------- ----------- -------     ---------   -----------  --------       ----------
Balance at December 31,
1996............................     6,005,179  $ 60,562 $21,678,032 $15,051     $(165,000)  $(8,120,707) $173,726       $13,641,664
                                     =========  ======== =========== =======     =========   ===========  ========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                        INTEGRATED TECHNOLOGY USA, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                                  1995                     1996
                                                                                  ----                     ----
Cash flows used for operating activities:

         Net   loss..........................................                   $(1,683,064)        $(2,920,099)
         Adjustments to reconcile net loss to net cash
         used for operating activities:

           Depreciation and amortization.....................                        41,541              44,422

           Extraordinary loss................................                            --             224,061

           Amortization of deferred financing costs..........                            --              45,013

           Amortization of loan discount.....................                            --             275,682

           Non-cash compensation expense.....................                       195,673             202,963

         Changes in assets and liabilities:

           Accounts receivable...............................                      (128,760)           (103,645)

           Inventories.......................................                      (256,790)            259,423

           Other assets......................................                        (5,557)            (88,115)

           Accounts payable..................................                        35,314             132,224

           Accrued expenses and other liabilities............                        83,486             175,949
                                                                                   --------          ----------
                   Net cash used for operating activities....                    (1,718,157)         (1,752,122)
                                                                                   --------          ----------
Cash flows used for investing activities:

           Capital expenditures..............................                       (30,872)            (66,230)
                                                                                   --------          ----------
                  Net cash used for investing activities.....                       (30,872)            (66,230)
                                                                                   --------          ----------
Cash flows from financing activities:

           Increase (decrease) in bank overdraft.............                        11,695             (20,819)


           Proceeds from bridge financing net of expenses....                            --           1,062,500

           Repayment of bridge financing.....................                            --          (1,175,000)

           Proceeds from issuance of underwriter warrants....                            --              32,298

           Proceeds from exercise of bridge warrants.........                            --              60,002

           Proceeds from exercise of stock options...........                            --                  50

           Proceeds from issuance of stock, net of expenses..                       820,260          15,460,477
                                                                                   --------          ----------
                  Net cash provided by financing activities..                       831,955          15,419,508
                                                                                   --------          ----------
Effect of exchange rate changes on cash......................                        56,550              75,476



                                                                                    Year Ended December 31,
                                                                                1995                  1996
                                                                                ----                  ----

           Net (decrease) increase in cash and cash
           equivalents.......................................                   (860,524)            13,676,632

           Cash and cash equivalents, beginning of year......                    893,997                 33,473
                                                                             -----------            -----------
           Cash and cash equivalents, end of year............                $    33,473            $13,710,105
                                                                             ===========            ===========
           Supplemental schedule of cash paid during the
           year for interest.................................                $    14,014            $    49,764


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        INTEGRATED TECHNOLOGY USA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Integrated Technology USA, Inc. (the "Company") was incorporated in 1990. The Company designs, develops and markets products for emerging computer-related markets: primarily the transmission of voice communications over the Internet and computer/telephone integration. Through December 31, 1996, the Company has generated revenues from the sale of its products, CompuPhone 2000 (and a predecessor product) and CompuNet 2000 (the "products"). The Company currently outsources substantially all of its manufacturing and assembly requirements to a single supplier in Taiwan and estimates that six months or more would be required in order for it to qualify an alternate manufacturer for any product.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, I.T.I. Innovative Technology Ltd. ("Innovative"), including Innovative's wholly owned subsidiary, ITI-U.K., and CompuPrint Ltd. ("Compuprint"), both of which are incorporated and conduct business in Israel. All significant intercompany transactions and account balances have been eliminated in consolidation.

Assets and liabilities of the Company's Israeli subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the reporting periods. Cumulative translation adjustments are accumulated in a separate component of stockholders' equity. Transaction gains or losses are included in the determination of income.

Approximately 6% and 1% of consolidated net sales for the years ended December 31, 1995 and 1996, respectively, are comprised of sales by Innovative. The net assets of the Company's Israeli subsidiaries accounted for 1% of the consolidated net assets at December 31, 1996.

Revenue Recognition and Warranties

Revenues are recognized on shipment of the products. For products shipped on consignment, revenues are recognized when the products are sold by the consignee. The Company provides for estimated returns on all sales.

The Company provides purchasers of its products with certain warranties. The Company covers the potential costs associated with such warranties by obtaining corresponding warranties from the contract manufacturers that manufacture the products.


Cash Equivalents

The Company considers all money market accounts and investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories, consisting primarily of finished goods at December 31, 1996, are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

                        INTEGRATED TECHNOLOGY USA, INC.

Property and Equipment

Property and equipment are recorded at cost and depreciated, using the straight-line method, over the assets' estimated useful lives ranging from 5 to 17 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("SFAS 121")-was adopted in 1995. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of possible impairment is based on the ability to recover such carrying value from the future undiscounted cash flows of related operations. The policy on impairment prior to the adoption of SFAS 121 was not materially different.

Research and Development

Research and development costs are expensed as incurred and are reported net of contributions by the Government of Israel Chief Scientist which amounted to $2,477 for the year ended December 31,1995. There were no contributions received during the year ended December 31, 1996.

Income Taxes


The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

Net Loss per Share

Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued, and options and warrants granted, by the Company during the twelve months preceding the IPO (see Note 6) have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and an estimated initial public offering price. Options and warrants granted prior to the aforementioned twelve month period have been included in the calculation of common and common equivalent shares outstanding when dilutive.

Stock-Based Compensation

The Company continues to measure compensation cost using the accounting prescribed by Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees ("APB 25"). However, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123-Accounting for Stock Based Compensation ("SFAS 123").

                        INTEGRATED TECHNOLOGY USA, INC.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period, primarily in the areas of provisions for doubtful accounts and sales returns and deferred income taxes. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentration of credit risk consist principally of trade receivables. At December 31, 1996, trade receivables from a single distributor accounted for approximately 71% of total trade receivables.

3. Property and Equipment


Property and equipment at December 31, 1996 consists of the following:


Computer equipment....................................      $  184,135


Furniture and fixtures................................          58,871

Leasehold improvements................................          55,229

Vehicles..............................................          38,761
                                                           -----------
                                                               336,996

Less: accumulated depreciation........................        (192,236)
                                                           -----------
                                                           $   144,760
                                                           ===========
Depreciation expense for the years ended December 31, 1995 and 1996 was $41,541 and $44,422, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 1996 are summarized as follows:

Accrued payroll and benefits..........................       $ 204,545

Accrued professional fees.............................          85,684

Other.................................................          19,077
                                                             ---------
                                                             $ 309,306
                                                             =========

                        INTEGRATED TECHNOLOGY USA, INC.

5. Provision for Severance Payments

Under Israeli law, Innovative and Compuprint are obligated to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the employee's latest monthly salary and years of service. Payment is made on termination of the employees' services. Such obligations are partially funded by the payment of premiums to insurance companies under approved plans (the "Plans"). The amounts so funded are not reflected on the balance sheet since they are controlled by the insurance companies and are not under the control of Innovative and Compuprint. The liability for severance payments in these financial statements represents the obligations of Innovative and Compuprint not funded under the Plans. For the years ended December 31, 1995 and 1996, estimated (recoveries)/expenses relating to employees' severance rights were $(1,203), and $92,365, respectively.

6.  Common Stock

Recapitalization

In September 1996, the Company amended its Certificate of Incorporation to, among other matters, change the authorized share capital of the Company from 10,000 shares of common stock, no par value, to 40,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $.01 par value. The Company also converted each outstanding share of its common stock, no par value, into 760.6291 shares of common stock, $.01 par value. All applicable share and per share data have been adjusted for the above recapitalization.

Bridge financing

During the period from April through July 1996, the Company completed a bridge financing (the "Bridge Financing"). The gross proceeds from the Bridge Financing was $1,175,000 and the net proceeds to the Company from such financing (after deduction of commissions and the expenses of such financing) was approximately $1,062,500.

In connection with the Bridge Financing, the Company issued promissory notes (the "Bridge Notes") in the aggregate principal amount of $1,175,000. The Bridge Notes accrued interest at a rate of 10% per annum and were repaid, together with accrued interest, upon completion of the initial public offering of the Company's common stock (see Initial public offering below).

In connection with the Bridge Financing, the Company also issued certain warrants (the "Bridge Warrants"). The Bridge Warrants included warrants (the "Investor Bridge Warrants") issued to each recipient of a Bridge Note to purchase an aggregate of 195,840 shares of the Company's common stock. The Bridge Warrants also included warrants (the "Other Bridge Warrants") issued to a party that assisted the Company in connection with the Bridge Financing. The aggregate number of shares issuable upon exercise of the Other Bridge Warrants is 3,334. The Bridge Warrants provide for an exercise price per share of $0.60 and contain certain demand and piggyback registration rights. In November 1996, four holders of an aggregate of 100,002 Investor Bridge Warrants exercised such warrants. As of December 31, 1996, the Company had only issued 75,001 shares of common stock in relation to the above transactions. Amounts received in advance of the issuance of the underlying shares of common stock are classified as common stock to be issued in the accompanying consolidated balance sheet.

The gross proceeds from the Bridge Financing were allocated to the Bridge Notes and to the Investor Bridge Warrants based on their relative fair values at the dates of such Bridge Financing. In connection with the Bridge Financing, the Company recorded (i) loan discount of $458,000, representing the portion of the gross proceeds from the Bridge Financing that was allocated to the Bridge

Warrants, and (ii) deferred financing costs of approximately $77,000, representing the portion of the expenses of the Bridge Financing that was allocated to the Bridge Notes. Such loan discount and deferred financing costs were being amortized over the estimated terms of the Bridge Notes. For the year ended December 31,1996, the Company recognized approximately $276,000 of non-cash interest expense. Upon repayment of the Bridge Notes from the net proceeds of the initial public offering of the Company's common stock, the unamortized portions of the loan discount and deferred financing costs in the aggregate amount of $224,061 were recognized as an extraordinary loss, with no associated tax benefit due to the Company's current tax position (Note 7).

                        INTEGRATED TECHNOLOGY USA, INC.

Initial public offering

On October 7, 1996, the Company completed an initial public offering of 3,000,000 shares of the Company's common stock and warrants to acquire 3,000,000 shares of its common stock (the "IPO"). The Company realized net proceeds of approximately $15,400,000, after expenses of approximately $2,900,000 inclusive of underwriting commissions and expenses, a portion of which was used to repay the Bridge Notes (see Bridge financing above). In addition, the Company granted the underwriters of the IPO an option exercisable prior to November 15, 1996 to purchase up to 450,000 additional shares of the Company's common stock and/or 450,000 warrants. In November 1996, the Company issued 360,082 warrants to the underwriters of the IPO upon the exercise of this option. The warrants will be exercisable at $9.00 per share of common stock, subject to adjustment under certain circumstances, at any time during the four year period commencing October 1, 1997.

In connection with the IPO, the Company sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of the Company's common stock and/or 300,000 warrants to acquire 300,000 shares of the Company's common stock (the "Representative Warrants"). The Representative Warrants are initially exercisable at a price of $9.90 per shares of common stock and approximately $0.17 per warrant for a four-year period commencing on the first anniversary of the issuance of such warrants. The warrants issuable upon the exercise of the Representative Warrants are exercisable at a price of $14.85 per share of common stock. The Representative Warrants provide for adjustments in the number of shares of common stock and warrants issuable upon the exercise of the Representative Warrants as a result of certain events.

7. Income Taxes

There was no provision for income taxes at December 31, 1995 and 1996.

Losses before United States and Israeli income taxes were as follows:


                                         1995                   1996
                                         ----                   ----

United States...................     $ 1,005,063            $ 1,408,117

Israel..........................         678,001              1,511,982
                                     -----------            -----------
                                     $ 1,683,064            $ 2,920,099
                                     ===========            ===========
Deferred income tax assets comprise the following:

                                                     December 31,
                                          1995                     1996
                                          ----                     ----

Compensatory stock options......       $ 259,285              $ 340,470

Net operating loss
  carryforwards-U.S.............       1,140,622              1,617,084

Net operating loss
  carryforwards-Israel..........         315,000                670,680

Other...........................         119,378                274,316
                                      ----------            -----------
                                       1,834,285              2,902,550

Valuation allowance.............      (1,834,285)            (2,902,550)
                                      ----------            -----------
                                              --                     --
                                      ==========            ===========

                        INTEGRATED TECHNOLOGY USA, INC.

Net operating loss carryforwards of approximately $4,000,000 at December 31,1996 are due to expire in the years 2006 to 2011. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place. The annual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such an ownership change has most likely occurred upon completion of the IPO (see Note 6) and from the additional equity financing obtained by the Company since its formation. Management is currently evaluating whether a change in control under Section 382 has taken place.

At December 31, 1996, the net operating loss carryforwards for Innovative and Compuprint in the State of Israel, which do not expire, amounted to $1,250,000 and $613,000, respectively.

Financial Accounting Standard No. 109 - "Accounting for Income Taxes" - requires that a valuation allowance be recorded when it is more likely than not that deferred tax assets will not be realized. Since the Company has incurred significant losses since its formation and future income is uncertain, and due to the possible limitation in the utilization of the net operating loss carryforwards described above, the Company has recorded a valuation allowance against all deferred tax assets at December 31, 1996.

8.  Stock Options

The following is a summary of stock option activity:


                                    Number           Exercise price per share
                                  of shares                   -Range
                                  ---------                   ------
Options outstanding at
January 1, 1995                   440,387                 $0.01 - 2.74

Exercised                         (83,533)                    0.01
                                  --------

Options outstanding at
December 31, 1995                 356,854                  0.01 - 2.74

Granted                            46,335                     0.01

Granted                           543,944                     6.00

Exercised                         (38,032)                    0.01

Forfeited                         (18,389)                    6.00

Expired                           (12,756)                    2.74
                                  --------

Options outstanding at
December 31, 1996                 877,956                 $0.01 - 6.00
                                  =======


329,010 and 352,401 options were exercisable at December 31, 1995 and 1996, respectively at a weighted average exercise price of $0.78 and $0.63, respectively.

The Company recognized $195,673 and $202,963 in non-cash compensation expense with respect to the granting of stock options for the years ended December 31, 1995 and 1996, respectively.


In July 1996, the shareholders approved the Company's 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of options to purchase not more than an aggregate of 833,333 shares of Common Stock. All officers, directors and employees

                        INTEGRATED TECHNOLOGY USA, INC.

of the Company and other persons who perform services for the Company are eligible to participate in the 1996 Plan. Some or all of the options may be "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The 1996 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 1996 Plan, to whom the options are granted, the number of shares of Common Stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted under the 1996 Plan after July 29, 2006.

On October 1, 1996, the Company granted options to purchase 543,944 shares under the 1996 Plan (18,389 of which were subsequently forfeited), including an aggregate of approximately 390,001 options to executive officers and directors of the Company. Such options have an exercise price of $6.00 per share, will vest in two equal installments in November 1997 and February 1999 and expire on October 1, 2001. The Company has also reserved 307,778 shares of Common Stock for possible future grants of options under the 1996 Plan.

As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25 and its related interpretations. Had the compensation cost for the options issued in 1996 to officers, directors and employees been determined based upon the fair value at the grant date in accordance with the methodology prescribed under SFAS No. 123, the Company's net loss for the year ended December 31, 1996 would have increased by approximately $197,000 (or $0.05 per share). The weighted average fair value of the options granted in 1996 was estimated at $1,814,475 on the date of grant, using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

Dividend yield - 0%
Volatility - 64.81

Risk free interest rate - 6.17%

Expected life - 58 months

During 1996, a holder of the Company's stock options notified the Company of its intention to exercise such options. Amounts received in advance of the issuance of the underlying shares of common stock are classified as common stock to be issued in the accompanying consolidated balance sheet.

9.  Major Customers and Export Sales

For the year ended December 31,1995, sales to one customer was 18% of consolidated net sales. For the year ended December 31, 1996, sales to one customer was 68% of consolidated net sales.

Export sales, excluding sales by the Company's Israeli subsidiaries, Innovative and Compuprint, aggregated approximately 16% and 10% of consolidated net sales for the years ended December 31, 1995 and 1996, respectively.

10.  Commitments, Contingencies and Other Matters

Purchase Commitments

At December 31, 1996, the Company had outstanding purchase orders for its new wireless printing product amounting to approximately $570,000 for delivery in 1997.

At December 31, 1996, the Company had outstanding purchase orders for its keyboard products amounting to approximately $650,000 for delivery in 1997.

Leases

The Company leases all of its facilities under operating lease agreements. The facilities leased in 1996 include a facility in Jerusalem, Israel which is leased until May 31, 1997.

                        INTEGRATED TECHNOLOGY USA, INC.

In January 1997, the Company entered into a two year operating lease commencing February 1997 (the "new lease") on its corporate offices in Teaneck, NJ. The new lease contains a renewal option.

Future minimum lease payments, inclusive of minimum lease payments under the new lease, are:

            1997.....................................$49,625
            1998.....................................$35,188

            1999.....................................$ 2,937
                                                     -------
                                                     $87,750
                                                     =======

Rent expense for the years ended December 31,1995 and 1996 was $75,713 and $73,137, respectively.

Agreement to License Software Products

Effective July 3,1996, the Company entered into a "Bundling and Sales License Fee Agreement" (the "Agreement") with a software company that provides for the bundling of certain software (the "software") with one of the Company's products. Pursuant to the Agreement the Company is required to pay such software company a fee with respect to each unit of the software it bundles. Upon execution of the Agreement, the Company was committed to place an order for software units for which the Company was obligated to pay $30,000 in three equal installments commencing with the shipment of such order, which has been paid, in its entirety, at December 31, 1996. In addition, the Company has committed to purchase an additional $70,000 in software units prior to the Agreement's expiration in January 1998.

Employment Agreements

The Company entered into an employment agreement effective July 1, 1996 (the "Employment Agreement") with an officer of the Company which extends to December 31, 1999. The Employment Agreement provides for payment of a minimum salary of $190,000 per annum and certain benefits over the term of the Employment Agreement as follows:

         (i) insurance premiums equal to approximately 16% of the officer's gross salary
        (ii) contributions to a saving plan equal to approximately
             8% of the officer's gross salary
       (iii) the use of an automobile and the payment by the Company of associated maintenance expenses

        (iv) the payment by the Company of any taxes payable by the officer as a result of receiving any of the foregoing benefits

In addition, pursuant to the Agreement, the officer is entitled to receive severance payments (under certain circumstances provided in the Agreement) equal to 150% of the officer's minimum annual salary in the year of severance, $25,000 in legal fees, and payment not in excess of $10,000 for office space for a period of six months after termination.

Innovative has entered into an employment agreement effective November 14, 1996 with a director and officer of the Company which extends to December 31, 1997. The agreement provides for a minimum annual salary of $110,000 and certain benefits including contributions of approximately 23% of the director/officer's gross salary to certain severance/disability and savings plans.

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

Pursuant to an agreement dated December 5, 1990 (the "Royalty Agreement"), the Company was required to pay royalties of 1% on sales of certain of its products, up to a maximum of $150,000. On September 30, 1996, the Company entered into an agreement pursuant to which the Company agreed to pay $50,000 to the other party to the Royalty Agreement. In exchange, such party has agreed to release all claims and rights against the Company, including any right to receive royalties based upon future sales of the Company's products.

In October 1996, the Company paid $50,000 with respect to each of the above claims.

                        INTEGRATED TECHNOLOGY USA, INC.

11.  Related Party Transaction

Since February 1996, an officer of the Company has provided consulting services to the Company under an arrangement pursuant to which the officer is compensated at a rate of $80,000 per annum. Such arrangement can be terminated by the officer or the Company at any time. During the year ended December 31, 1996, approximately $73,000 was paid to the officer in accordance with such arrangement.

12.  Subsequent Event

In February 1997, the Company entered into an employment agreement with a newly hired officer of the Company which extends to February 2000. The employment agreement provides for payment of a minimum salary of $140,000 per annum and certain incentive bonus amounts subject to the achievement of specified sales targets. In addition, the officer was granted the option to purchase 175,000 shares of the Company's common stock in accordance with the 1996 Plan (see Note
8) at an exercise price of approximately $1.69 per share. Such options will become exercisable over a three year period and expire in February 2002.