Form 10QSB
period 1997-03-31
INTEGRATED TECHNOLOGY USA INC
filed 1997-05-13
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                              22-3136782
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

107 West Tryon Ave, Teaneck, New Jersey 07666
(Address of Principal Executive Offices)

201-837-8000
(Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,018,212 shares of common stock outstanding as of April 30, 1997

         Transitional Small Business Disclosure Format (check one):

Yes [ ]                    No  [X]

                       INTEGRATED TECHNOLOGY USA, INC.
               FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX


                                                                                                                 Page
PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31, 1997 (unaudited)...........................3

                  Condensed Consolidated Statements of Operations for the Three Months Ended
                  March 31, 1996 and 1997 (unaudited).............................................................4

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1997 (unaudited).............................................................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)................................6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................10



PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K...............................................................12


                  Signatures.....................................................................................13

Integrated Technology USA, Inc.

                                                                          Part I
Condensed Consolidated Balance Sheet                       Financial Information
--------------------------------------------------------------------------------


                                                                                                   March 31,
                                                                                                      1997
                                                                                                  (Unaudited)
Assets
Current Assets
         Cash and cash equivalents                                                              $     12,933,426
         Accounts receivable (net of allowance for doubtful accounts of approximately
         $15,000 and reserves for sales returns of approximately $35,927)                                117,136
         Inventories                                                                                     247,160
         Prepaid expenses and other current assets                                                       147,226
                                                                                                      ----------
                  Total current assets                                                                13,444,948
         Fixed assets, net                                                                               182,017
         Security deposits                                                                                20,203
                                                                                                      ----------
                  Total assets                                                                  $     13,647,168
                                                                                                      ==========

Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable                                                                       $        217,574
         Accrued expenses                                                                                277,236
                                                                                                         -------
                  Total current liabilities                                                              494,810
Provision for severance payments                                                                         120,600
                                   Total liabilities                                                     615,410
                                                                                                         -------
Commitments and Contingencies (Note 5)
Stockholders' equity
         Preferred stock $.01 par value, 5,000,000 shares authorized; none
         issued and outstanding                                                                              --
Common stock, $.01 par value; 40,000,000
         shares authorized; 6,068,212 shares issued and outstanding                                      61,192
         Additional paid-in capital                                                                  21,692,453
         Treasury stock, at cost, 57,048 shares                                                        (165,000)
         Accumulated deficit                                                                         (8,730,613)
         Cumulative translation adjustment                                                              173,726
                                                                                                     ----------
                  Total stockholders' equity                                                    $    13,031,758
                                                                                                     ----------
                  Total liabilities and stockholders' equity                                    $    13,647,168
                                                                                                     ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      1996                  1997
                                                                                      ----                  ----
                                                                                             (Unaudited)
Net sales................................................................           $109,789              $262,950
Cost of products sold....................................................             60,220               139,776
                                                                                     -------               -------
         Gross profit....................................................             49,569               123,174
                                                                                     -------               -------
Operating expenses
         Selling, general and administrative.............................            314,508               758,045
         Research and development, net...................................             43,442               125,500
                                                                                     -------               -------
                  Total costs and expenses...............................            357,950               883,545
                                                                                    --------               -------
                  Loss from operations...................................           (308,381)             (760,371)
         Interest income (expense).......................................             (9,711)              150,465
                                                                                     -------               -------
                  Net loss...............................................          ($318,092)            ($609,906)
                                                                                  ==========             ==========
         Net loss per share..............................................             ($0.10)               ($0.10)
         Weighted average shares outstanding.............................          3,137,437             6,045,778
                                                                                  ==========             =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                           Three Months
                                                                                           Ended March 31,
                                                                                     1996                   1997
                                                                                     ----                   ----
                                                                                            (Unaudited)
Cash flows used for operating activities
         Net loss....................................................            ($318,092)              ($609,906)
         Adjustments to reconcile net loss to net cash used for
         operating activities
                  Deprecation and amortization.......................                9,201                  18,116
                  Non-cash compensation expense......................              135,403                      --
         Changes in assets and liabilities
                  Accounts receivable................................               (3,558)                118,357
                  Inventories........................................                6,394                 (40,980)
                  Customer deposits..................................               17,450                     --
                  Other assets.......................................                  769                 (12,738)
                  Accounts payable...................................               86,829                (164,532)
                  Accrued expenses and other liabilities.............                2,914                 (29,623)
                                                                                    ------                --------
                           Net cash used for operating activities....             (62,690)                (721,306)
                                                                                  --------               ---------
Cash flows used for investing activities
         Capital expenditures........................................                (322)                 (55,373)
                                                                                     -----                --------
                           Net cash used for investing activities....                (322)                 (55,373)
                                                                                     -----                --------
Cash flows from financing activities
         Increase in bank overdraft..................................               57,989                   --
                                                                                   -------                 -------
                  Net cash provided by financing activities..........               57,989                   --
                                                                                   -------                 -------
Effect of exchange rate changes on cash..............................               16,808                   --
Net increase (decrease) in cash and cash equivalents.................               11,785                (776,679)
Cash and cash equivalents, beginning of period.......................               33,473              13,710,105
                                                                                   -------              ----------
Cash and cash equivalents, end of period.............................              $45,258             $12,933,426
                                                                                  ========             ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


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

2. Summary of Significant Accounting Policies and Disclosure of Change in Functional Currency

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

         Effective January 1, 1997, the Company changed the functional currency of its Israeli subsidiaries from the New Israeli Shekel to the U.S. dollar. Changes in economic facts and circumstances necessitated such change in the functional currency. Accordingly, persuant to the requirements of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the U.S. dollar translated amounts of Innovative's and CompuPrint's nonmonetary assets, primarily fixed assets and security deposits, at December 31, 1996 became the accounting basis for those assets at January 1, 1997 and for subsequent periods. In addition, the $173,726 cumulative translation adjustment at December 31, 1996 accumulated in stockholders' equity prior to this change in functional currency will remain as a separate component of stockholders' equity. Had the Company not changed the functional currency of its Israeli subsidiaries, consolidated net loss for the three months ended March 31, 1997 would have been increased by $110,610 (approximately $0.02 per share).

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------



         regulations. In the opinion of management, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any future interim period or the year ending December 31, 1997.

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

         Net loss per share

         Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued, and options and warrants granted, by the Company during the twelve months preceding the Company's Initial Public

         Offering (the "IPO") have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and an estimated initial public offering price prior to the IPO. Options and warrants granted prior to the aforementioned twelve month period and subsequent to the IPO have been included in the calculation of common and common equivalent shares outstanding when dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------



         earnings per share in a company's financial statements for reporting periods ending subsequent to December 15, 1997. Early adoption of FAS 128 is not permitted. The adoption of FAS 128 is not expected to have a material impact on the Company's consolidated financial statements.

         As of March 31, 1997, the Company had outstanding warrants and options to purchase 3,360,082 and 1,116,567 shares, respectively, of common stock which are not included in the calculation of earnings per share for the three months ended March 31, 1997 and would not be included in such calculation under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.

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

         Concentration of Credit Risk

         Financial instruments which subject the Company to concentration of credit risk consist principally of trade receivables.

3.       Accrued Expenses

         Accrued expenses are summarized as follows:


            Accrued payroll and benefits............          124,134
            Accrued professional fees...............           92,000
            Other...................................           61,102
                                                              -------
                                                              277,236
                                                              =======
4.       1996 Stock Option Plan

         The Board of Directors has adopted, subject to Stockholder approval, an amendment to the Company's 1996 Stock Option Plan (the "Stock Option Plan") increasing the aggregate number of stock options authorized for issuance under the Stock Option Plan from 833,333 to 1,129,000. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the Stock Option Plan. Some

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


         or all of the options may be "Incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. As of March 31, 1997, the Company has granted options to purchase approximately 764,166 shares under the Stock Option Plan, including an aggregate of approximately 630,001 options to executive officers and directors of the Company.

 5.      Commitments, Contingencies and Other Matters

         Outstanding Purchase Commitments

         At March 31, 1997, the Company had outstanding purchase orders for its new wireless printing product amounting to approximately $570,000 for delivery in 1997. In addition, the Company had outstanding purchase orders for its keyboard products amounting to approximately $575,000 for delivery in 1997.

         Leases

         The Company leases all of its facilities under operating lease agreements. The facilities leased in the first quarter of 1997 include a facility in Teaneck, New Jersey which is leased until January 31, 1999 with a renewal option for an additional two years.


6.       Subsequent Event

         Stock Repurchase Plan

         In April 1997, the Board of Directors authorized the Company to repurchase shares of the companies common stock for an aggregate cost not to exceed $1,000,000. As of April 30, 1997, the Company had repurchased 50,000 shares for an aggregate cost of $52,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of Integrated Technology USA, Inc.(the "Company"), included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1996 Annual Report on Form 10-KSB

         The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under the caption Item 1 - "Description of Business-Factors that May Influence Future Results and Accuracy of Forward-Looking Statements" included in the Company's 1996 Annual Report on Form 10-KSB.

General

         The Company has developed and is currently marketing two products: (i) CompuPhone 2000, which the company developed for the computer/telephone integration market, and (ii) CompuNet 2000, which the Company developed for the Internet Telephony market. The Company commenced sales of CompuPhone 2000 in early 1995 and commenced sales of CompuNet 2000 in the third quarter of 1996.

         The Company has also developed a relatively low-priced product that enables wireless printing from a laptop computer. The Company plans to market this product under the name CompuShare 2000. (The Company formerly called this product WPS-1000.) The Company is seeking to commence the commercial introduction of this product in the third quarter of 1997, although there can be no assurance that such introduction will not be delayed by various circumstances, including, among others, manufacturing or shipping delays or unforseen technical problems.

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

         Effective January 1, 1997, the Company changed the functional currency of its Israeli subsidiaries from the New Israeli Shekel to the U.S. dollar. Changes in economic facts and circumstances necessitated such change in the functional currency. The $173,726 cumulative translation adjustment at December 31, 1996 accumulated in stockholders' equity prior to this change in functional currency will remain as a separate component of stockholders' equity. Had the Company not changed the functional currency of its Israeli subsidiaries, consolidated net loss for the three months ended March 31, 1997 would have been increased by $110,610 (approximately $0.02 per share).

Results of Operations

         Net Sales. Net sales in the first quarter of 1997 were $263,000, representing an increase of approximately 140% over net sales of $110,000, in the first quarter of 1996. This increase primarily reflected the increase in CompuPhone 2000 sales described below. In addition, approximately $54,000 of the net sales in the first quarter of 1997 was attributable to the shipment of 600 units of the Company's CompuNet 2000 product to Gemini Industries, Inc. This shipment completed the delivery of units contemplated by a purchase commitment entered into by Gemini in 1996.

         The number of CompuPhone 2000 units sold increased to 2,557 units in the first quarter of 1997 from 1,419 units in the first quarter of 1996, and the amount of net sales attributable to CompuPhone 2000 sales increased to $197,000 in the first quarter of 1997 from $108,000 in the first quarter of 1996. International sales of CompuPhone 2000 accounted for 57% of the CompuPhone 2000 units sold in the first quarter of 1997 compared with 12% in the first quarter of 1996.

         Gross Profit. Gross profit margin in the first quarter of 1997 was 47% compared with 45% in the first quarter of 1996.

         SG&A. Selling, General and Administrative expense ("SG&A") for the first quarter of 1997 was $444,000 higher than in the first quarter of 1996. Such increase primarily reflected (i) additional marketing and advertising expenses, (ii) the hiring of additional personnel (including a chief operating officer), (iii) compensation increases to certain employees and (iv) costs associated with being a public company that the Company began to incur following the completion of an initial public offering in October 1996.

         R&D, Net. Research and development expense, net, in the first quarter of 1997 increased to $125,500 from $43,000 in the first quarter of 1996. This increases primarily reflected (i) the hiring of additional personnel and (ii) increased research and development activities related to preparing to commence production of CompuShare 2000.

Liquidity and Capital Resources

         The Company has had only limited revenues to date and, as a result, has had negative cash flow from operations during each year since it commenced operations and during the first quarter of 1997. The amount of cash used by the Company for operating activities was $721,000 in the first quarter of 1997.

         As of March 31, 1997, the Company had cash and cash equivalents of approximately $12.9 million (including approximately $570,000 of restricted cash that has been pledged as collateral for a letter of credit in such amount securing certain purchase commitments of the Company relating to CompuShare
2000). The Company estimates that its cash on hand and cash generated from operations will be sufficient to fund the cash requirements relating to its existing business for at least the next 12 months, although there can be no assurance of this. However, the Company may determine to expand or diversify through acquisitions, in which event additional financing may be required. If additional financing is required, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company and at the times required by the Company, or at all. The Company does not have any bank or other lines of credit available to it at present.

         On April 17, 1997, the Board of Directors authorized the Company to repurchase shares of the Company's common stock from time to time for an aggregate cost not to exceed $1,000,000. As of April 30, 1997, the Company had repurchased 50,000 shares at an aggregate cost of $52,500.


                                   Part II


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are furnished with this report:

         11.1  Statement re: computation of per share earnings

         27.1  Financial Data Schedule

         (b) The Registrant did not file any reports on form 8-K during the quarter ended March 31, 1997.

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


Dated: May 13, 1997