Form 10QSB
period 1997-06-30
INTEGRATED TECHNOLOGY USA INC
filed 1997-08-13
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,034,708 shares of common stock outstanding as of July 30, 1997

         Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

                         INTEGRATED TECHNOLOGY USA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                                               Page


PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited)............................3

                  Condensed Consolidated Statements of Operations for the Three Months and Six

                  Months Ended June 30, 1996 and 1997 (unaudited).................................................4

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended

                  June 30, 1996 and 1997 (unaudited)..............................................................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)................................6

Item 2            Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................11

PART II           OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Security Holders............................................14

Item 6            Exhibits and Reports on Form 8-K...............................................................15


                  Signatures.....................................................................................15

Integrated Technology USA, Inc.
                                                                         Part I
Condensed Consolidated Balance Sheet                      Financial Information

-------------------------------------------------------------------------------

                                                                                                           June 30, 1997
                                                                                                            (Unaudited)
Assets

Current Assets

         Cash and cash equivalents...................................................................... $      12,176,130
         Accounts receivable (net of allowance for doubtful accounts of approximately $10,820 and
         reserves for sales returns of approximately $35,015)...........................................            82,583
         Inventories....................................................................................           202,536
         Prepaid expenses and other current assets......................................................           146,032

                  Total current assets..................................................................        12,607,281
         Fixed assets, net..............................................................................           197,423
         Security deposits..............................................................................            39,282
                                                                                                                    ------
                  Total assets.......................................................................... $      12,843,986
                                                                                                                ==========
Liabilities and Stockholders' Equity
Current liabilities

         Accounts payable............................................................................... $         265,378
         Accrued expenses...............................................................................           168,206
         Customer deposits..............................................................................            17,281
                                                                                                                    ------
                  Total current liabilities.............................................................           450,865
Provision for severance payments........................................................................           118,513
                                                                                                                   -------
                                   Total liabilities....................................................           569,378
                                                                                                                   -------

Commitments and Contingencies (Note 5)
Stockholders' equity

         Preferred stock $.01 par value, 5,000,000 shares authorized; none issued and outstanding.......               ---
         Common stock, $.01 par value; 40,000,000 shares authorized; 6,068,212 shares issued and
           outstanding .................................................................................            61,192
         Additional paid-in capital.....................................................................        21,692,453
         Treasury stock, at cost, 107,048 shares........................................................          (217,500)
         Accumulated deficit............................................................................        (9,435,263)
         Cumulative translation adjustment..............................................................           173,726
                                                                                                                   -------
                  Total stockholders' equity............................................................ $      12,274,608
                                                                                                                ----------
                  Total liabilities and stockholders' equity............................................ $      12,843,986
                                                                                                                ==========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations

-------------------------------------------------------------------------------

                                                                      Three Months Ended                Six Months Ended
                                                                            June 30                          June 30
                                                                       1996            1997            1996             1997
                                                                    ---------       ---------       ---------       -----------
                                                                          (Unaudited)                       (Unaudited)
Net sales.........................................................    $98,673        $114,342        $208,462          $377,292
Cost of products sold.............................................     52,602          50,249         112,822           190,025
                                                                    ---------       ---------       ---------       -----------
         Gross profit.............................................     46,071          64,093          95,640           187,267
                                                                    ---------       ---------       ---------       -----------
Operating expenses

         Selling, general and administrative......................    501,792         812,318         816,300         1,570,363
         Research and development, net............................    108,057         118,857         151,499           244,357
                                                                    ---------       ---------       ---------       -----------
                  Total costs and expenses........................    609,849         931,175         967,799         1,814,720
                                                                    ---------       ---------       ---------       -----------
                  Loss from operations............................   (563,778)       (867,082)       (872,159)       (1,627,453)
         Interest income (expense)................................    (67,287)        162,432         (76,998)          312,897
                                                                    ---------       ---------       ---------       -----------
                  Net loss........................................  $(631,065)      $(704,650)      $(949,157)      $(1,314,556)
                                                                    =========       =========       =========       ===========
         Net loss per share....................................... $     (.20)      $    (.12)     $     (.30)     $       (.22)
         Weighted average shares outstanding......................  3,132,214       6,030,849       3,132,214         6,038,274
                                                                    =========       =========       =========       ===========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------

                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                            1996             1997
                                                                                          --------        -----------
                                                                                                (Unaudited)
Cash flows used for operating activities

         Net loss...................................................................     $(949,157)       $(1,314,556)
         Adjustments to reconcile net loss to net cash used for operating activities
                  Deprecation and amortization......................................         25,239            37,045
                  Amortization of loan discount.....................................         33,300             ---
                  Non-cash compensation expense.....................................        135,403             ---

         Changes in assets and liabilities

                  Accounts receivable...............................................         27,832           152,910
                  Inventories.......................................................        116,899             3,644
                  Deferred financing costs.........................................        (25,000)             ---
                  Customer deposits.................................................         17,450            17,281
                  Other assets......................................................         13,222           (30,623)
                  Accounts payable..................................................      (134,045)          (116,728)
                  Accrued expenses and other liabilities............................       206,711           (140,740)
                                                                                          --------        -----------
                           Net cash used for operating activities...................      (532,146)        (1,391,767)
                                                                                          --------        -----------
Cash flows used for investing activities

         Capital expenditures.......................................................        (2,914)           (89,708)
                                                                                          --------        -----------
                           Net cash used for investing activities...................        (2,914)           (89,708)
                                                                                          --------        -----------

Cash flows from financing activities

         Increase in bank overdraft.................................................        31,028             ---
         Proceeds from bridge financing, net of expenses............................       465,000             ---
         Purchase of treasury stock.................................................          ---             (52,500)
                  Net cash provided by (used for) financing activities..............       496,028            (52,500)
                                                                                          --------        -----------
Effect of exchange rate changes on cash.............................................        33,834             ---
Net decrease in cash and cash equivalents...........................................        (5,198)        (1,533,975)
Cash and cash equivalents, beginning of period......................................        33,473         13,710,105
                                                                                          --------        -----------
Cash and cash equivalents, end of period............................................       $28,275        $12,176,130
                                                                                          ========        ===========
Cash paid during the period for interest............................................        $1,704              ---

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

         Effective January 1, 1997, the Company changed the functional currency of its Israeli subsidiaries from the New Israeli Shekel to the U.S. dollar. Changes in economic facts and circumstances necessitated such change in the functional currency. Accordingly, pursuant to the requirements of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the U.S. dollar translated amounts of Innovative's and CompuPrint's nonmonetary assets, primarily fixed assets and security deposits, at December 31, 1996 became the accounting basis for those assets at January 1, 1997 and for subsequent periods. In addition, the $173,726 cumulative translation adjustment at December 31, 1996 accumulated in stockholders' equity prior to this change in functional currency will remain as a separate component of stockholders' equity. Had the Company not changed the functional currency of its Israeli subsidiaries, consolidated net loss for the three and six months ended June 30, 1997 would have been increased by $250,070 (approximately $0.04 per share) and $360,680 (approximately $0.06 per share), respectively.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

-------------------------------------------------------------------------------


         regulations. In the opinion of management, such financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any future interim period or the year ending December 31, 1997.

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

         As of June 30, 1997, the Company had outstanding warrants and options to purchase 3,360,082 and 1,126,567 shares, respectively, of common stock which are not included in the calculation of earnings per share for the six months ended June 30, 1997 and would not be included in such calculation under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.

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

         Concentration of Credit Risk

         Financial instruments which subject the Company to concentration of credit risk consist principally of trade receivables.

3.       Accrued Expenses

         Accrued expenses are summarized as follows:


                  Accrued payroll and benefits................................................   $   57,200
                  Accrued professional fees....................................................      56,700
                  Other........................................................................      54,306
                                                                                                     ------
                                                                                                 $  168,206
                                                                                                    =======

4.       1996 Stock Option Plan

         In May 1997, the Company's Board of Directors and Stockholders approved an amendment to the Company's 1996 Stock Option Plan (the "Stock Option Plan") pursuant to which the aggregate number of stock options authorized for issuance under the Stock Option Plan was increased from 833,333 to 1,129,000. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

-------------------------------------------------------------------------------


         Stock Option Plan. Some or all of the options may be "Incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. As of June 30, 1997, the Company has granted options to purchase approximately 774,166 shares under the Stock Option Plan, including an aggregate of approximately 630,001 options to executive officers and directors of the Company.

 5.      Commitments, Contingencies and Other Matters

         Outstanding Purchase Commitments

         At June 30, 1997, the Company had outstanding purchase orders for its new wireless printing product amounting to approximately $610,000 for delivery in 1997. In addition, the Company had outstanding purchase orders for its keyboard products amounting to approximately $575,000.

         Leases

         The Company leases all of its facilities under operating lease agreements. The facilities leased in the second quarter of 1997 include a facility in Jerusalem, Israel which is leased until May 31, 2000. The facility in Teaneck, New Jersey is leased until January 31, 1999. Both leases have a renewal option for an additional two years.

6.       Stock Repurchase Plan

         In April 1997, the Board of Directors authorized the Company to repurchase shares of the companies common stock for an aggregate cost not to exceed $1,000,000. As of June 30, 1997, the Company had repurchased 50,000 shares for an aggregate cost of $52,500.

7.       Subsequent Event

         On July 23, 1997, the Company's Board of Directors adopted a stockholder rights plan (the "Plan") and pursuant to the Plan declared a dividend of one common stock purchase right (a "Right") for each outstanding share of the Company's common stock, to be made to the Company's stockholders of record as of the close of business on August 4, 1997. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Each Right entitles the holder to purchase from the Company one-quarter of one share of the Company's common stock at a price of $1.50, subject to certain antidilution provisions. Generally, the Rights will only be exercisable after the Distribution Date which is the earlier of (i) ten days following the acquisition by a person or group of affiliated or associated persons (an

         "Acquiring Person") of beneficial ownership of 15% or more (25% in the case of a person that is currently a 15% holder) of the outstanding shares of the Company's common stock (the "Acquisition Date") or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in an Acquiring Person obtaining beneficial ownership of 15% or more of the outstanding shares of the Company's common stock. In the event that a person or groupof persons becomes an Acquiring Person, then, subject to certain exceptions set forth in the Plan, each holder of a Right is entitled to receive, upon exercise, shares of the Company's common stock (or in certain circumstances, cash, property or other securities of the Company) having a current market value, as defined in the Plan (the "Market Value"), equal to two times the Right's then current exercise price. In addition, in the event that the Company is acquired in a merger or consolidation and the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred following the Acquisition Date, then, subject to certain exceptions set forth in the Plan, each holder of a Right is entitled, upon exercise, to receive common stock of the acquiring company having a Market Value equal to two times the Right's then current exercise price. At any time until ten days following the Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a nominal amount. The Rights expire on July 23, 2007. The Company has initially reserved for issuance upon exercise of the Rights one quarter of one share for each share of its common stock currently outstanding.

8.       Disclosure of Effect of Adoption of FAS 130

         In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have material impact on the Company's consolidated financial statements.

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

General

         The Company has to date generated revenues from two products: (i) CompuPhone 2000, which the company developed for the computer/telephone integration market, and (ii) CompuNet 2000, which the Company developed for the Internet Telephony market. The Company has also developed a relatively low-priced product that enables wireless printing from a laptop computer. The Company is seeking to commence the commercial introduction of this product in the late third to early fourth quarter of 1997, although there can be no assurance that such introduction will not be delayed by various circumstances, including, among others, manufacturing or shipping delays or unforseen technical problems.

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

         Effective January 1, 1997, the Company changed the functional currency of its Israeli subsidiaries from the New Israeli Shekel to the U.S. dollar. Changes in economic facts and circumstances necessitated such change in the functional currency. The $173,726 cumulative translation adjustment at December 31, 1996 accumulated in stockholders' equity prior to this change in functional currency will remain as a separate component of stockholders' equity. Had the Company not changed the functional currency of its Israeli subsidiaries, consolidated net loss for the three and six months ended June 30, 1997 would have been increased by $250,070 (approximately $0.04 per share) and $360,680 (approximately $0.06 per share), respectively.

Results of Operations

         Net Sales. Net sales in the second quarter of 1997 were $114,000 representing an increase of approximately 16% over net sales of $99,000 in the second quarter of 1996. Net sales in the first six months of 1997 were $377,000 representing an increase of approximately 81% over net sales of $208,000 in the first six months of 1996. These increase primarily reflected (i) increased unit sales in the first quarter, (ii) $17,000 of net sales in the second quarter of 1997 from sales of CompuNet 2000 and headsets to customers other than Gemini Industries, Inc.("Gemini") and (iii) shipment of 600 units of CompuNet 2000 to Gemini in the first quarter of 1997, which completed the delivery of units contemplated by a purchase commitment entered into by Gemini in 1996.

         The number of CompuPhone 2000 units sold (i) increased to 3,703 units in the first six months of 1997 compared with 2,614 units in the first six months of 1996 and (ii) decreased to 1,146 units in the second quarter of 1997 compared with 1,195 units in the second quarter of 1996. International sales of CompuPhone 2000 accounted for 43% of the CompuPhone 2000 units sold in the first six months of 1997, compared with 27% in the first six months of 1996, and 12% of CompuPhone 2000 units sold in the second quarter of 1997 compared with 43% in the second quarter of 1997. The Company had very limited sales of CompuNet 2000 in the second quarter of 1997, and at present the Company's marketing effort is primarily focused on CompuPhone 2000.

         Gross Profit. Gross profit margin in the three and six months ended June 30, 1997 was 56% and 50%, respectively, compared with 47% and 46%, respectively, in the three and six months ended June 30, 1996. In view of the

Company's limited sales, the Company believes that the improvement in the Company's gross profit margin is not meaningful.

         SG&A. Selling, General and Administrative expense ("SG&A") for the three and six months ended June 30, 1997 was $311,000 and $754,000 higher than in the three and six months ended June 30, 1996 respectively. Such increase primarily reflected (i) additional marketing and advertising expenses, (ii) the hiring of additional personnel (including a chief operating officer), (iii) compensation increases to certain employees and (iv) costs associated with being a public company that the Company began to incur following the completion of an initial public offering in October 1996.

         R&D, Net. Research and development expense ("R&D"), net, for the three and six months ended June 30, 1997 was $11,000 and $93,000 higher than in the three and six months ended June 30, 1996, respectively. This increases primarily reflected (i) the hiring of additional personnel and (ii) increased research and development activities related to preparing to commence production of CompuShare 2000.

Liquidity and Capital Resources

         The Company has had only limited revenues to date and, as a result, has had negative cash flow from operations during each year since it commenced operations and during the first six months of 1997. The amount of cash used by the Company for operating activities was $1,392,000 during the first six months of 1997.

         As of June 30, 1997, the Company had cash and cash equivalents of approximately $12.2 million (including approximately $610,000 of restricted cash that has been pledged as collateral for a letter of credit in such amount securing certain purchase commitments of the Company relating to its wireless printing product). The Company estimates that its cash on hand and cash generated from operations will be sufficient to fund the cash requirements relating to its existing business for at least the next 12 months, although there can be no assurance of this. However, the Company may determine to expand or diversify through acquisitions, in which event additional financing may be required. If additional financing is required, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company and at the times required by the Company, or at all. The Company does not have any bank or other lines of credit available to it at present.

         On April 17, 1997, the Board of Directors authorized the Company to repurchase shares of the Company's common stock from time to time for an aggregate cost not to exceed $1,000,000. As of June 30, 1997, the Company had repurchased 50,000 shares at an aggregate cost of $52,500.

Disclosure of Effect of Adoption of New Accounting Pronouncements


         In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share in a company's financial statements for reporting periods ending subsequent to December 15, 1997. Early adoption of FAS 128 is not permitted. The adoption of FAS 128 is not expected to have a material impact on the Company's consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have material impact on the Company's consolidated financial statements.

                                        Part II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 29, 1997. The holders of 3,700,828 shares were present either in person or by proxy. There were no broker non-votes at the meeting. The following three matters were voted on and approved at such meeting:

         1. The election of eight members to the Board of Directors of the Company (constituting the entire Board).

                                             For                       Withheld
                                             ---                       --------
         Alan P. Haber                      3,682,928                  17,900
         Barry L Eisenberg                  3,672,928                  27,900
         Simon M. Kahn                      3,682,928                  17,900
         Bernard S. Appel                   3,682,928                  17,900
         Nicole R. Kubin                    3,682,928                  17,900
         Morton L. Landowne                 3,672,928                  27,900
         Morris J. Smith                    3,682,928                  17,900
         William Spier                      3,672,928                  27,900


         2. An amendment to the Company's 1996 Stock Option Plan to increase the number of shares subject thereto.

         For                       Against                   Abstain
         ---                       -------                   -------
         3,588,204                 105,824                   6,800

         3. The ratification of the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

         For                       Against                   Abstain
         ---                       -------                   -------
         3,554,913                 1,700                     1,400

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are furnished with this report:

         11.1  Statement re: computation of per share earnings

         27.1  Financial Data Schedule


         (b) The Registrant filed one report on form 8-K during the quarter ended June 30, 1997. The date of this report was May 11, 1997, and Item 5 was reported.

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

Dated: August 13, 1997