Form 10QSB
period 1997-09-30
INTEGRATED TECHNOLOGY USA INC
filed 1997-11-14
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

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

Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,048,210 shares of common stock outstanding as of November 10, 1997

         Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                         INTEGRATED TECHNOLOGY USA, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 1997 (unaudited).......................3

         Condensed Consolidated Statements of Operations for the Three Months and Nine
         Months Ended September 30, 1996 and 1997 (unaudited)............................................4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1997 (unaudited).........................................................5

         Notes to Condensed Consolidated Financial Statements (unaudited)................................6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................10

PART II  OTHER INFORMATION

Item 5   Other Information..............................................................................10

Item 6   Exhibits and Reports on Form 8-K...............................................................11

         Signatures.....................................................................................11

Integrated Technology USA, Inc.

                                                                                                                              Part I
Condensed Consolidated Balance Sheet                                                                           Financial Information
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                September 30, 1997
                                                                                                                ------------------
                                                                                                                     (Unaudited)
Assets
Current Assets

         Cash and cash equivalents ..........................................................................   $ 11,453,214

         Accounts receivable (net of allowance for doubtful accounts of approximately $10,820
         and reserves for sales returns of approximately $35,015) ...........................................         23,999

         Inventories ........................................................................................        206,768

         Prepaid expenses and other current assets ..........................................................        116,813
                                                                                                                ------------

                  Total current assets ......................................................................     11,800,794

         Fixed assets, net ..................................................................................        183,008

         Security deposits ..................................................................................         20,252
                                                                                                                ------------

                  Total assets ..............................................................................   $ 12,004,054
                                                                                                                ============
Liabilities and Stockholders' Equity

Current liabilities

         Accounts payable ...................................................................................   $    121,357

         Accrued expenses ...................................................................................        177,386
                                                                                                                ------------
                  Total current liabilities .................................................................        298,743

Provision for severance payments ............................................................................        115,205

Provision for disposal of discontinued operations ...........................................................      1,196,270
                                                                                                                ------------


                  Total liabilities .........................................................................      1,610,218
                                                                                                                ------------
Commitments and Contingencies

Stockholders' equity

         Preferred stock $.01 par value, 5,000,000 shares authorized; none issued and outstanding ...........           --

         Common stock, $.01 par value; 40,000,000  shares authorized; 6,048,210 shares issued and outstanding         61,492

         Additional paid-in capital .........................................................................     21,692,910

         Treasury stock, at cost, 107,048 shares ............................................................       (217,500)

         Accumulated deficit ................................................................................    (11,316,792)

         Cumulative translation adjustment ..................................................................        173,726
                                                                                                                ------------

                  Total stockholders' equity ................................................................   $ 10,393,836
                                                                                                                ------------
                  Total liabilities and stockholders' equity ................................................   $ 12,004,054
                                                                                                                ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                           Three Months Ended           Nine Months Ended
                                              September 30                 September 30
                                          1996          1997            1996          1997
                                      -----------    -----------    -----------    -----------
                                              (Unaudited)                   (Unaudited)
                                      -----------    -----------    -----------    -----------

Income from continuing operations--
interest income ...................   $      --      $   155,161    $      --      $   468,058

Discontinued operations:

Loss from discontinued operations .      (839,581)      (840,420)    (1,788,738)    (2,467,873)

Loss from disposal of discontinued
operations ........................          --       (1,196,270)          --       (1,196,270)
                                      -----------    -----------    -----------    -----------
         Loss from discontinued
         operations ...............      (839,581)    (2,036,690)    (1,788,738)    (3,664,143)
                                      -----------    -----------    -----------    -----------

                  Net Loss ........   $  (839,581)   $(1,881,529)   $(1,788,738)   $(3,196,085)
                                      ===========    ===========    ===========    ===========

Earnings per share from continuing
operations ........................   $      --      $      0.03    $      --      $      0.08

Loss per share from discontinued
operations ........................         (0.27)         (0.34)         (0.57)         (0.61)
                                      -----------    -----------    -----------    -----------

         Net loss per share .......   $     (0.27)   $     (0.31)   $     (0.57)   $     (0.53)
                                      ===========    ===========    ===========    ===========

         Weighted average shares
         outstanding ..............     3,134,198      6,035,879      3,134,198      6,037,466
                                      ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.
Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                    Nine Months
                                                                                 Ended September 30,
                                                                                 1996            1997
                                                                             ------------    ------------
                                                                                     (Unaudited)

Cash flows used for operating activities

         Net loss ........................................................   $ (1,788,738)   $ (3,196,085)

         Adjustments to reconcile net loss to net cash used for operating activities

                  Provision for disposal of discontinued
                  operations .............................................           --         1,196,270

                  Deprecation and amortization ...........................         30,942          51,460

                  Amortization of loan discount ..........................        292,054            --

                  Non-cash compensation expense ..........................        202,963            --

                  Gain on sale of property and equipment .................           --            (3,725)

         Changes in assets and liabilities

                  Accounts receivable ....................................         21,045         211,494

                  Inventories ............................................        180,336            (588)

                  Deferred financing costs ...............................       (539,452)           --

                  Other assets ...........................................        (18,299)         17,626

                  Accrued expenses and other liabilities .................        334,796        (134,868)
                                                                             ------------    ------------

                           Net cash used for operating activities ........       (962,811)     (2,119,165)
                                                                             ------------    ------------

Cash flows used for investing activities

         Proceeds from sales of property and equipment ...................           --             3,725


         Capital expenditures ............................................        (13,404)        (89,708)
                                                                             ------------    ------------

                           Net cash used for investing activities ........        (13,404)        (85,983)
                                                                             ------------    ------------

Cash flows from financing activities

         Increase in bank overdraft ......................................         41,895            --
                                                                             ------------    ------------

         Proceeds from bridge financing net of expenses ..................      1,062,500            --

         Purchase of treasury stock ......................................           --           (52,500)

         Proceeds from exercise of options ...............................           --               757

                  Net cash provided by/(used for) financing
                  activities .............................................      1,104,395         (51,743)
                                                                             ------------    ------------

Effect of exchange rate changes on cash ..................................         (9,113)           --

Net decrease in cash and cash equivalents ................................        119,067      (2,256,891)

Cash and cash equivalents, beginning of period ...........................         33,473      13,710,105
                                                                             ------------    ------------

Cash and cash equivalents, end of period .................................   $    152,540    $ 11,453,214
                                                                             ============    ============
Supplement schedule of cash paid during the period for
interest .................................................................           --              --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   Organization and Basis of presentation

     Integrated Technology USA, Inc. (the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. Through September 30, 1997, the Company had generated revenues from the sale of its products, CompuPhone 2000 (and a predecessor product) and CompuNet 2000. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. The Company had cash of approximately $10.7 million as of November 6, 1997. The Company estimates that it will be required to make net cash outlays of approximately $600,000 in connection with the discontinuation of its existing operations, although there can be no assurance that the amount will not exceed such estimate. Upon completing the discontinuation of its existing operations, the Company will be a "shell company" and its principal asset will be its remaining cash. The Company intends to focus on seeking a merger/acquisition opportunity that will enable the Company to redeploy its cash to a new operating business.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated and conduct business in Israel. All significant intercompany transactions and account balances have been eliminated in consolidation.

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

2.   Summary of Significant Accounting Policies

     Functional Currency
     Effective January 1, 1997, the Company changed the functional currency of its Israeli subsidiaries from the New Israeli Shekel to the U.S. dollar. Changes in economic facts and circumstances necessitated such change in the functional currency. Accordingly, pursuant to the requirements of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the U.S. dollar translated amounts of Innovative's and CompuPrint's nonmonetary assets, primarily fixed assets and security deposits, at December 31, 1996 became the accounting basis for those assets at January 1, 1997 and for subsequent periods.

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     In addition, the $173,726 cumulative translation adjustment at December 31, 1996 accumulated in stockholders' equity prior to this change in functional currency will remain as a separate component of stockholders' equity. Had the Company not changed the functional currency of its Israeli subsidiaries, consolidated net loss for the three months ended September 30, 1997 would have been decreased by approximately $118,000 ( $0.02 per share) and consolidated net loss for the nine months ended September 30, 1997 would have increased by approximately $242,680 ( $0.04 per share).

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

     As of September 30, 1997, the Company had outstanding warrants and options to purchase 3,360,082 and 892,403 shares, respectively, of common stock which are not included in the calculation of earnings per share for the nine months ended September 30, 1997 and would not be included in such calculation under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.

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

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

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

     Concentration of Credit Risk
     Financial instruments which subject the Company to concentration of credit risk consist principally of trade receivables.

3.   Accrued Expenses

     Accrued expenses are detailed as follows:

                  Accrued payroll and benefits.....................      77,100

                  Accrued professional fees........................      80,200

                  Other............................................      20,086
                                                                        -------

                                                                        177,386
                                                                        =======

4.   Provision for Disposal of Discontinued Operations

     In connection with the decision to discontinue its existing operations as described in Note 1, the Company has recorded a reserve for the loss on disposal of such discontinued operations which is detailed as follows:


                  Reserve for liquidation of certain assets below cost and
                  warranty costs.............................................................. $  248,680

                  Severance obligations.......................................................    294,770

                  Reserve for expected loss on resale of goods on order.......................    356,400

                  Reserve to satisfy purchase commitments and lease
                  termination payments........................................................ $  296,420
                                                                                                ---------

                                                                                               $1,196,270
                                                                                                =========

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

5.   Loss from Discontinued Operations
     Loss from discontinued operations is detailed as follows:

                                                   Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
                                                   1996           1997           1996           1997
                                               -----------    -----------    -----------    -----------
                                                      (Unaudited)                   (Unaudited)


Net sales ..................................   $   425,701    $    40,504    $   634,158    $   417,796

Cost of products sold ......................       334,849         18,558        448,556        208,583
                                               -----------    -----------    -----------    -----------

         Gross profit ......................        90,852         21,946        185,602        209,213
                                               -----------    -----------    -----------    -----------

Operating expenses

         Selling, general and administrative       505,526        749,249      1,321,318      2,319,612

         Research and development, net .....       110,033        113,117        261,297        357,474

                                               -----------    -----------    -----------    -----------

                  Total costs and expenses .       615,559        862,366      1,582,615      2,677,086
                                               -----------    -----------    -----------    -----------

                  Loss from operations .....      (524,707)      (840,420)    (1,397,013)    (2,467,873)

         Interest income (expense) .........      (314,874)          --         (391,725)          --
                                               -----------    -----------    -----------    -----------

         Net Loss ..........................   $  (839,581)   $  (840,420)   $(1,788,738)   $(2,467,873)
                                               ===========    ===========    ===========    ===========

6.   1996 Stock Option Plan

     In May 1997, the Company's Board of Directors and Stockholders approved an amendment to the Company's 1996 Stock Option Plan (the "Stock Option Plan") pursuant to which the aggregate number of stock options authorized for issuance under the Stock Option Plan was increased from 833,333 to 1,129,000. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the Stock Option Plan. Some or all of the options may be "Incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. As of September 30, 1997, the Company had granted options to purchase approximately 570,000 shares under the Stock Option Plan, including an aggregate of approximately 455,001 options to executive officers and directors of the Company.

7.   Stock Repurchase Plan

     In April 1997, the Board of Directors authorized the Company to repurchase shares of the Company's common stock for an aggregate cost not to exceed $1,000,000. As of September 30, 1997, the Company had repurchased 50,000 shares for an aggregate cost of $52,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of Integrated Technology USA, Inc.(the "Company"), included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

     The Company continued to make only limited sales in the third quarter of 1997 (with net sales amounting to approximately $41,000). In view of the continued failure of the Company's products to achieve market acceptance, the Company has decided to discontinue its existing operations in their entirety by the end of 1997. The Company intends to focus on seeking a merger/acquisition opportunity that will enable the Company to redeploy its cash to a new operating business. There can be no assurance, however, that the Company will succeed in the near term, or at all, in identifying an appropriate merger/acquisition opportunity that is available on terms that are satisfactory to the Company.

     The Company had cash of approximately $10.7 million as of November 6, 1997. The Company estimates that it will be required to make net cash outlays of approximately $600,000 in connection with the discontinuation of its existing operations, although there can no assurance that the amount will not be higher. Upon completing the discontinuation of its existing operations, the Company will be a "shell company" and its principal asset will be its remaining cash.

     The Company's net loss in the third quarter of 1997 amounted to approximately $1.9 million and includes a loss from discontinued operations of $2,037,000 which is partially offset by interest income of $155,000. The loss from discontinued operations includes a provision for disposal of discontinued operations of approximately $1.2 million, consisting of (i) a provision of approximately $249,000 attributable to the expected loss on liquidation of certain assets below cost and warranty costs, (ii) a provision for severance payments of approximately $295,000, (iii) a provision of approximately $356,000 for anticipated losses on resale of goods on order and (iv) a provision of approximately $296,000 for satisfaction of certain purchase commitments and lease termination payments.

                                     Part II

Item 5. OTHER INFORMATION

     On November 5, 1997, William Spier, a director of the Company, was appointed Acting Chief Executive Officer of the Company. Mr. Spier replaces Alan
P. Haber, who resigned on such date as Chairman and Chief Executive Officer of the Company. Mr. Haber continues to serve as a director of the Company.

     The American Stock Exchange ("AMEX") has advised the Company that it has fallen below certain of AMEX's continued listing guidelines. As a result, there is no assurance that the Company's listing on AMEX will be continued.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are furnished with this report:

     10.1 Termination Agreement dated November 5, 1997, between the Registrant and Alan Haber
     11.1 Statement re: computation of per share earnings
     27.1 Financial Data Schedule

     (b) The Registrant filed one report on form 8-K (Item 5) during the quarter ended September 30, 1997. This Report was dated July 24, 1997.

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

Dated: November 14, 1997