Form 10KSB
period 1997-12-31
INTEGRATED TECHNOLOGY USA INC
filed 1998-03-31
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[x]            Annual report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934
               For the fiscal year ended December 31, 1997

[ ]            Transition report under Section 13 or 15(d) of the Exchange
               Act
               For the transition period from      to
                                              ----    ----

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.
(Name of Small Business Issuer in Its Charter)

Delaware                                  22-3136782
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

c/o Madison Partners
444 Madison Avenue, 38th Floor
New York, NY                              10022
(Address of Principal Executive Offices)  (Zip code)

212-759-3287
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

Securities registered under Section 12(g) of the Exchange Act:  None

               Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [x]        No  []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and, no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues (not including interest income)for its most recent fiscal year was $481,000

As of March 17, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $5,313,796. Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date.

As of March 17, 1998, there were 6,091,991 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]        No     [X]

                            FORM 10-KSB REPORT INDEX

10-KSB Part and Item No.                                                                                          Page No.
------------------------                                                                                          --------

Part I

        Item 1     Description of Business.......................................................................     1

        Item 2     Description of Property.......................................................................     3

        Item 3     Legal Proceedings.............................................................................     3

        Item 4     Submission of Matters to a Vote of Security Holders...........................................     3

Part II

        Item 5     Market For Common Equity and Related Stockholder
                   Matters.......................................................................................     4

        Item 6     Management's Discussion and Analysis or Plan of
                   Operation.....................................................................................     7

        Item 7     Financial Statements..........................................................................     8

        Item 8     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...........................................................     8

Part III

        Item 9     Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the Exchange
                   Act...........................................................................................     9

        Item 10    Executive Compensation........................................................................    12

        Item 11    Security Ownership of Certain Beneficial Owners and
                   Management....................................................................................    17

        Item 12    Certain Relationships and Related Transactions................................................    19

        Item 13    Exhibits, List and Reports on Form 8-K........................................................    20

         Unless otherwise indicated, the terms the "Company" and "Integrated Technology " refer collectively to Integrated Technology USA, Inc., and its subsidiaries.


Item 1. Description of Business

History of Discontinued Operations

         Integrated Technology USA, Inc. was incorporated in August 1990 and completed an initial public offering ("IPO") in October 1996. The net proceeds to the Company from the IPO, after deducting offering expenses, were approximately $15.5 million.

         The Company's revenues through September 30, 1997 were principally derived from the sale of two products developed by the Company: (i) a PC keyboard which (together with a headset) could also function as a telephone, and
(ii) an enhanced version of this keyboard/telephone product which included special features that were intended to expand the potential benefits of "Internet Telephony". The Company commenced sales of the first product in early 1995 and commenced sales of the second product in September 1996.

         Despite the Company's marketing efforts, the Company made only limited sales of its products and was unable to achieve profitability. In view of the Company's increasing losses, the Board of Directors of the Company decided in November 1997 that the Company should completely discontinue its existing operations and focus on seeking a business combination opportunity that would enable the Company to redeploy the remaining cash from the IPO into a new operating business. The process of discontinuing the Company's operations (other than those relating to seeking a business combination opportunity) has been substantially completed.

Current Activities of the Company

  General

         The Company's principal asset at present is its cash, which amounted to approximately $10.1 million as of February 28, 1998. This cash represents the remaining net proceeds from the IPO. The Company's cash is currently invested in short-term, investment-grade securities.

         The Company's only activity at present is seeking a business combination opportunity ("Business Combination") that will enable the Company to combine with an existing operating business (a "Target Business"). A Business Combination transaction may take a variety of forms including a merger, purchase of assets, exchange of stock, or formation of a joint venture. The Company cannot at present predict the form of any future Business Combination involving the Company.

         The Company has not established specific financial criteria for the types of Business Combination opportunities that it will consider and has not selected any specific industry or geographic area in which to concentrate its search for a Target Business.

Consequently, the Company cannot at present make any prediction as to (i) the nature of any new business that it may become involved in as result of a future Business Combination, (ii) the extent, if any, that the current management of the Company will continue to be involved in the Company's affairs following the completion of a Business Combination or (iii) the percentage ownership of the Company that the current stockholders of the Company would have after the completion of a Business Combination.

         Although the Company is focusing its efforts on seeking a Business Combination opportunity, there can be no assurance that the Company will succeed in the near term, or at all, in identifying an appropriate Business Combination opportunity that is available on terms that are satisfactory to the Company.

  Competition

         The Company expects to encounter intense competition in its search for Business Combination opportunities. Potential competitors including venture capital funds, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of the Company's competitors have extensive experience in connection with identifying and effecting Business Combinations and possess greater financial, technical, human and other resources than the Company. There can be no assurance that the Company will have the ability to complete a Business Combination.

  Limited Management Resources

         The Company's current executive officers and directors intend to devote only a small portion of their time to the affairs of the Company. Accordingly, consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs.

  Employees

         The Company has no employees (except for one employee who has been given notice of termination). The Company's officers devote such time to the Company's affairs as they deem appropriate.

  Certain Tax Considerations

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue

Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company does not own or lease any physical properties. The business of the Company is currently being conducted at office space which the Company's Acting Chief Executive Officer is currently making available without charge.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     Part II

ITEM 5. Market For Common Equity And Related Stockholder Matters.

Market for Common Stock

         The Common Stock of the Company (the "Common Stock") commenced trading on the American Stock Exchange ("AMEX") on October 1, 1996, under the symbol ITH. However, the Company has been informed by AMEX that the Company has fallen below AMEX's continued listing guidelines. As a result, there can be no assurance that the Common Stock will continue to be listed on the AMEX.

         The table below sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the AMEX.

                                                           Price Range
                                                           -----------
                                                     High               Low
                                                     ----               ---
1996
----

Fourth Quarter.............................          5 3/8              2

1997
----
First Quarter..............................          2 5/8              1 1/8
Second Quarter.............................          1 7/8              7/8
Third Quarter..............................          1 15/16            1 1/4
Fourth Quarter.............................          2 1/16             1 1/4

         On March 19, 1997, the closing price of the Common Stock on AMEX was $1

1/4. As of March 19, 1997, there were 60 holders of record of the Common Stock.

Dividends

         The Company has not paid any dividends on its Common Stock.

Recent Sale of Unregistered Securities

         The Company in 1997 issued an aggregate of 25,001 shares of Common Stock upon the exercise of outstanding bridge warrants (including 16,667 shares issued in February and 8,334 shares issued in March). Pursuant to the terms of such bridge warrants, such shares were issued at a price of $0.60 per share. The issuances by the Company of such shares of Common Stock were not registered under the Securities Act of 1933, pursuant to the exemption contemplated in Section 4(2) thereof for transactions not involving a public offering. For additional information concerning such bridge warrants, see Item 12--"Certain Relationships and Related Transactions."

Certain Information Concerning the Company's Initial Public Offering

         The Company completed and initial public offering (the "Offering") in October 1996. Set forth below is certain information concerning the Offering.

         1. Prior to commencing the Offering, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission"), pursuant to the Securities Act of 1933, as amended, in order to register the securities that the Company proposed to offer. The Commission file number assigned to the Registration Statement is 333-9697. The Registration Statement was declared effective by the Commission on October 1, 1996.

         2. The Offering commenced on September 30, 1996 and was completed on October 7, 1996 (except that a portion of the securities sold in the Offering were issued on November 18, 1997, pursuant to the exercise of the underwriters' over-allotment option)

         3. The underwriter for the Offering was National Securities
Corporation.

         4. The Company sold in the Offering an aggregate of (i) 3,000,000 shares of Common Stock at an initial public offering price of $6.00 per share and (ii) 3,360,082 Redeemable Common Stock Purchase Warrants ("Warrants") at an initial public offering price of $0.10 per share. The aggregate public offering price of the Common Stock and Warrants sold in the Offering was $18,336,000.

         6. During the period from October 1, 1996 (the effective date of the Registration Statement) through December 31, 1997, the total expenses paid by the Company related to the Offering was $2,843,225 and consisted of the following:


         a. $1,466,880 paid to the underwriter in respect of the underwriting discount;
         b. $536,031 paid to the underwriter in respect of expenses related to the Offering
         c.       $840,314 of other expenses.

         7. None of the payments described in paragraph 6 above represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

         8. After deducting the payments described in paragraph 6 above, the net proceeds of the Offering to the Company were $15,492,775.

         9. During the period from October 1, 1996 (the effective date of the Registration Statement) through December 31, 1997, the Company used the net proceeds of the Offering for the following purposes:

---------------------------------------------------------------------------
Purpose                                                         Amount
-------                                                         ------
---------------------------------------------------------------------------
construction of plant, building and facilities.........        $25,000
---------------------------------------------------------------------------
purchase and installation of machinery and equipment...         31,000
---------------------------------------------------------------------------
purchase of real estate................................             --
---------------------------------------------------------------------------
acquisition of  other businesses.......................             --
---------------------------------------------------------------------------
repayment of indebtedness..............................      1,209,174
---------------------------------------------------------------------------
research and development...............................        594,790
---------------------------------------------------------------------------
sales and marketing....................................        984,207
---------------------------------------------------------------------------
working capital........................................      2,546,654
---------------------------------------------------------------------------

         The working capital requirements funded by the net proceeds of the Offering, as shown in the table above, included the payment of compensation and severance to officers. ( See Item 10-- "Executive Compensation" for information concerning the compensation of executive officers.) Except for such payments of compensation and severance, none of the payments made from the net proceeds of the Offering were direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.


         10. At December 31, 1997, approximately $10.1 million of the net proceeds of the Offering had not been used and was invested in short-term, investment-grade securities.

         11. The Company has discontinued the business for which the net proceeds of the Offering were originally expected to be used and is currently seeking a Business Combination in which to use the remaining net proceeds of the Offering. See Item 1--"Description of Business."

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

Discontinued Operations

         The Company made only limited sales of its products in 1997 and (as described under Item 1--"Description of Business") has discontinued the Company's operations in their entirety (other than those relating to seeking a Business Combination opportunity). The Company's loss from the discontinued operations was $4.1 million in 1997 and $2.4 million in 1996. Such loss in 1997 included $1.0 million of costs associated with the discontinuance of the Company's operations.

Current Activities

         The Company's principal asset at present is its cash, which amounted to approximately $10.1 million as of February 28, 1998. This cash represents the remaining net proceeds from the Company's IPO. The Company's cash is currently invested in short-term, investment-grade securities. The Company had income from continuing operations in 1997 of $622,333. All of such income was interest income.

         The Company's only activity at present is seeking a Business Combination opportunity that will enable the Company to combine with an existing operating business. Until the Company completes a Business Combination, the Company expects that its principal cash requirement will be to pay (i) costs associated with being a public company and (ii) costs associated with searching for and consummating a Business Combination. The costs associated with being a public company are principally professional fees and directors' fees. The costs associated with searching for and consummating a business combination include professional fees and may include finders' fees, investment banking fees, the costs associated with proxy solicitations, the costs of fairness opinions and other transaction costs.

         The Company believes that its existing cash will be sufficient to fund the Company' cash requirements until consummation of a Business Combination. The Company cannot at present predict (i) whether it will require additional debt or equity financing in connection with any Business Combination or (ii) the nature or extent of the Company's cash requirements following a Business Combination.

         The executive officers of the Company are not currently receiving any cash compensation for their services (their sole compensation at present being stock options). The Company may, however, resume paying cash compensation to its executive officers in the future.

         The Company may retain investment bankers and other advisors in connection with seeking or consummating a Business Combination. The Company may pay such bankers and advisors in cash and/or with equity in the Company.

ITEM 7. Financial Statements.

         Furnished at end of report commencing on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

               The executive officers and directors of the Company are as follows:

             Name             Age                  Positions
--------------------------  ------   -------------------------------------------
Executive Officers and
Directors

William Spier                 63     Acting Chief Executive Officer and Director


Barry L. Eisenberg            51     Secretary; Treasurer and Director

Simon M. Kahn                 41     Chief Financial  Officer and Director

Bernard S. Appel              66     Director

Barry W. Blank                57     Director

Alan P. Haber                 42     Director

Nicole R. Kubin               44     Director

Morton L. Landowne            50     Director


Morris J. Smith               40     Director

Michael Yudin                 51     Director

         William Spier became a director of the Company in October 1996 and became Acting Chief Executive Officer in November 1997. Mr. Spier has been a private investor since 1982 and is, and has been since 1989, the Chairman and President of Sutton Holding Corp., a private investment company. He also served as Chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996, and as Chief Executive Officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 through September 1996. From 1980 to 1981, Mr. Spier was Vice Chairman of Phibro-Salomon Inc. Mr. Spier also serves as a Director of Keystone Consolidated Industries, Inc., Geotek Communications, Inc., and The Trident Rowan Group, Inc.

         Barry L. Eisenberg has been a Director of the Company since 1990 and Secretary and Treasurer of the Company since 1993. Since 1995, Mr. Eisenberg has been an active investor and director of private companies in Israel. Prior thereto, Mr. Eisenberg was, for a period of more than five years, a partner in the Roseland, New Jersey law firm of Lasser, Hochman, Marcus, Guryan & Kuskin.

         Simon M. Kahn became a director of the Company in October 1996 and has served as Chief Financial Officer since March 1996. Mr. Kahn also served for as Executive Vice President of the Company from March 1996 through the end of 1997 and as Director of Research and Development of the Company from 1993 through the end of 1997. From 1982 to 1992, Mr. Kahn was Chief Financial Officer of Empire Steel Trading Co., Inc., a metals trading company. Prior thereto, Mr. Kahn was an engineer at Loral Electronic Systems. Mr. Kahn holds a M.S. degree from the Columbia University School of Engineering and an M.B.A. degree in corporate finance from the Columbia University School of Business.

         Bernard S. Appel has been a director of the Company since 1993. Since 1993, Mr. Appel has been President of Appel Associates, a marketing consulting firm. Prior thereto, for a period of more than five years, Mr. Appel held a series of positions at Tandy Corporation and its Radio Shack division, including Senior Vice President of Tandy Corporation and President and Chairman of Radio Shack. Mr. Appel also serves as a director of Curtis Mathes Holding Corporation.

         Barry W. Blank became a director of the Company in December 1997. Mr. Blank is a stockbroker and has been a member of the New York Stock Exchange since 1981 and a member of the American Stock Exchange since 1978. Since April 1997, he has served as branch manager of the Phoenix office of J. Robbins Securities L.L.C. Prior thereto, he managed a branch office of Coleman & Co. Securities (1995 to1997) and a branch office of RAS Securities (1994 to 1995). Mr. Blank is also a director of Action Industries, Inc and Alfin, Inc.

         Alan P. Haber, has been a director of the Company since its inception in 1990 and served as Chairman of the Board, President and Chief Executive Officer of the Company from 1990 until November 1997. From 1989 to 1990, Mr. Haber was Chief Executive Officer of an Israeli subsidiary of Intafile International Incorporated, a computer research and development company. Prior to 1989, Mr. Haber founded and served as President of an import/export company dealing in stationery and entertainment products (1985-1989) and as President of a company that operated a chain of restaurants in New York and New Jersey (1979-1985).

         Nicole R. Kubin became a director of the Company in October 1996. Ms. Kubin is President of Cornerstone Capital Advisors, a corporate advisory firm and, since 1993, Ms. Kubin has been an active investor and a consultant to public and private companies. For more than two years prior to 1993, Ms. Kubin was a marketing consultant to various Fortune 500 companies. Ms. Kubin was formerly Vice President, International Sales for Salomon Brothers, Inc.

         Morton L. Landowne became a director of the Company in October 1996. Since 1984, Mr. Landowne has been Director of Sales and Marketing of Plaza Packaging Corp., a manufacturer of set-up boxes for the cosmetics industry.

         Morris J. Smith has been a director of the Company since January 1994. Since 1993, Mr. Smith has been a private investor and investment consultant. Prior thereto, Mr. Smith was employed for a period of more than five years by Fidelity Investments as a portfolio manager.

         Michael Yudin became a director of the Company in December 1997. Mr. Yudin has been a private investor since 1985 and has served as a Managing Director of Madison Partners, LLC, a private investment partnership, since 1996, and as a principal of Coatings Group, Inc., a private investment company, since 1989.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

         In connection with the Company's IPO, the Company agreed that for a period of three years after October 1, 1996, it would use its best efforts to cause an individual designated by National Securities Corporation, which acted as the representative of the underwriters for the IPO, to be elected to the Company's Board of Directors. Ms. Kubin is currently the individual that has been designated by National Securities Corporation to be elected to the Company's Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

         Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the period from January 1, 1997 through December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis (except that Mr. Blank filed a Form 3 (Initial Statement of Beneficial Ownership) late).

Item 10. Executive Compensation

Executive Compensation

         The following table sets forth for the periods indicated information concerning the compensation earned by certain persons who served as executive officers of the Company during 1997 (including each person that served as Chief Executive Officer during any portion of 1997). No other executive officer of the Company received total compensation in excess of $100,000 in 1997.

                           Summary Compensation Table

                                                                                           Long Term
                                                                                          Compensation
                                                         Annual Compensation                 Awards
                                                -------------------------------------      ----------
                                                                                           Securities               All
                                                                     Other Annual          Underlying              Other
Name and Principal Position                     Year    Salary($)  Compensation($)(1)      Options(#)          Compensation($)
---------------------------------------------   ----    ---------  ------------------      ----------          ---------------
William Spier ...............................   1997        --             --                130,000                6,000(3)
       Acting Chief Executive Officer (from
       November 5, 1997)(2)
                                                1996        --             --                 15,000                  500(3)

       Alan P. Haber ........................   1997     190,040         52,388               10,000              344,763(5)
       Chairman and Chief Executive Officer
       (until November 5, 1997)(4)
                                                1996     176,614         34,026              133,333                 --

                                                1995     116,900          2,488                 --                   --


       Simon M. Kahn ........................   1997     122,470         30,809               26,000                 --
       Chief Financial Officer(6)

                                                1996      96,610         18,021               66,667                 --

Loren Lemcke ................................   1997      78,034          3,187              175,000               67,500(7)
       Chief Operating Officer (from February
       1997 until August 1997)

-----------------------------
(1) In the case of Messrs. Haber and Kahn, principally represents contributions to pension, severance and savings plans and the payment of taxes due as a result of such contributions. In the case of Mr. Lemcke, principally represents reimbursement for automobile expenses.
(2) Mr. Spier was appointed Acting Chief Executive Officer on November 5, 1997. Prior to being appointed Acting Chief Executive Officer, Mr. Spier was a director of the Company, but was not an employee or officer of the Company.

(3)      Represents directors' fees.

(4) Mr. Haber resigned as Chairman and Chief Executive Officer on November 5, 1997. Mr. Haber continues to serve as a director.

(5) The indicated amount was paid to Mr. Haber pursuant to a termination agreement entered into in connection with Mr. Haber's resigning as Chairman and Chief Executive Officer of the Company. The amount includes (i) a cash payment of $324,643 and (ii) the estimated value of a Company car that was transferred to Mr. Haber.

(6) In 1997, Mr. Kahn also served as Executive Vice President and as Director of Research and Development.

(7) Represents severance paid in connection with the termination of Mr. Lemcke's employment in August 1997.

         The following table provides certain information concerning the options granted in 1997 to the officers named in the Summary Compensation table above.

                              Option Grants in 1997

                                                             Individual Grants

                              -----------------------------------------------------------------------
                                                       % of Total
                                                         Options
                                                       Granted to
                              Number of Securities      Employees     Exercise Price
                               Underlying Options      and Officers         Per            Expiration
Name                                 Granted              1n 1997         Share($)            Date
----                          --------------------     ------------   --------------       ----------

William Spier...............         10,000(1)             2.66%            1.50             3/3/2002

                                     20,000(2)             5.32%            1.4063          10/7/2007

                                     50,000(3)            13.30%            1.4375         12/10/2007

                                     50,000(4)            13.30%            2.00           12/10/2007

Alan P. Haber...............         10,000(1)             2.66%            1.50             3/3/2002

Simon M. Kahn...............         10,000(1)             2.66%            1.50             3/3/2002

                                     16,000(5)             4.26%            1.4063          10/7/2007

Loren Lemcke................        175,000(6)            46.54%            1.6875              (6)


-----------------------------
(1)      These options became exercisable on March 3, 1998

(2) These options will become exercisable upon the earlier of (a) the closing of an Acquisition Transaction within 18 months of October 7, 1997 and (c) October 6, 2007. An "Acquisition Transaction" means any
         (i) merger or consolidation involving Integrated Technology USA, Inc. ("ITI") or (ii) the acquisition by ITI of any new business (whether directly or through a subsidiary and whether through an asset purchase, stock purchase, joint venture or otherwise).

(3) These options will become exercisable in full upon the earlier of (i) the closing of an Acquisition Transaction within 18 months of December 10, 1997 and (ii) December 9, 2007.

(4) These options will become exercisable with respect to 50% of the shares subject thereto on the 180th day following the closing of an Acquisition Transaction, and with respect to the balance of the shares subject thereto on the first anniversary of the closing of an Acquisition Transaction. In all events, such options will become exercisable on December 9, 2007.

(5)      These options became exercisable on February 28, 1998.

(6) These options terminated upon the termination of Mr. Lemcke's employment in August 1997.

         The following table provides certain information concerning the options held by the officers named in the Summary Compensation table above as of December 31, 1997. None of such officers exercised any options in 1997.

                             Options at End of 1997

                                                            Number of Securities Underlying  Value of Unexercised In-the-
                                                            Unexercised Options at Year End   Money Options at Year End
                                                            -------------------------------  ----------------------------
Name                                                        Exercisabe      Unexercisable    Exercisable   Unexercisable
---------------                                             ----------    -----------------  -----------   --------------

William Spier...............................................    7,500         137,500                --        $5,000
Alan P. Haber...............................................  199,778          76,666                --            --
Simon M. Kahn...............................................   66,655          59,333           $49,648        $1,499
Loren Lemcke................................................       --              --                --            --

Compensation of Directors

         Each director who is not an employee of the Company (including any officer that is serving as such without being paid a salary) is paid $500 for attendance (in person or by telephone) at meetings of the Board, and all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings. In addition, the Company in 1997 granted to directors of the Company (including directors who are executive officers) options to purchase Common Stock. The options granted to Messrs. Spier, Haber and Kahn are described in the table captioned "Options Grants in 1997" that appears above under "--Executive Compensations." The options granted to the other directors are described below:

                              Number of
Name                          Shares Underlying Option  Exercise Price Per Share
----                          ------------------------  ------------------------
Barry L. Eisenberg........    10,000                    $1.50
Bernard S. Appel..........    10,000                    $1.50
                              16,000                    $1.4603
Nicole R. Kubin...........    10,000                    $1.50
                              16,000                    $1.4603
Morton L. Landowne........    10,000                    $1.50
                              16,000                    $1.4603
Morris J. Smith...........    10,000                    $1.50
                              16,000                    $1.4603

         In 1997, the Company paid Mr. Eisenberg $80,000 for consulting services provided by him to the Company. Mr. Eisenberg did not receive any additional compensation for serving as Secretary and Treasurer of the Company. The Company terminated Mr. Eisenberg's consulting arrangement with the Company effective December 31, 1997 and, in connection therewith, the Company in 1998 paid Mr. Eisenberg $32,000 as severance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership (as defined in Item 403 of Regulation S-B under the Securities Act of 1933) of the Company's Common Stock as of March 18, 1998 by
(i) each director of the Company, (ii) each person named in the Summary Compensation Table under Item 10--"Executive Director Compensation," and (iii) all directors and executive officers of the Company as a group. Except as indicated in the table, the Company is not aware of any stockholder that is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                                         Percentage of
Name and Address of                            Number of Common Shares    Common Stock
Beneficial Owner (1)                            Beneficially Owned (2)    Outstanding
------------------------------------           ------------------------ --------------
Barry W. Blank...............................          859,600(3)               12.85%
Alan P. Haber................................        1,073,939(4)               17.01%
Barry L. Eisenberg...........................          329,873(5)                5.38%
Simon M. Kahn................................          103,762(6)                1.68%
Bernard S. Appel.............................          125,767(7)                2.02%
Nicole R. Kubin..............................           46,667(8)                 *
Morton L. Landowne...........................           28,910(9)                 *
Morris J. Smith..............................          30,834(10)                 *
William Spier................................          72,169(11)                1.18%
Michael B. Yudin.............................         100,000(12)                1.64%
All executive officers and directors as a
group (10 persons)...........................       2,771,521(13)               38.26%

----------
* Less than 1%

(1)      Where no address is indicated, the address is c/o the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Consists of (i) 259,600 outstanding shares held by Mr. Blank and (ii) 600,000 shares underlying currently exercisable warrants held by Mr. Blank. Excludes any shares which may be owned by Mr. Blank's customers, in which he disclaims any beneficial or other interest and over which he has no voting or dispositive power.

(4) Consists of (i) 830,771 shares held by Mr. Haber, (ii) 209,778 shares underlying currently exercisable options held by Mr. Haber, (iii) 10,000 shares underlying currently exercisable warrants held by Mr. Haber and (iv) 23,390 shares held by Mr. Haber's wife. Mr. Haber disclaims any beneficial ownership of any stock owned by his wife.

(5)      Consists of (i) 700 currently outstanding shares held by Mr. Eisenberg,
         (ii) 43,334 shares underlying currently exercisable options held by Mr. Eisenberg, (iii) 1,000 shares underlying currently exercisable warrants held by Mr. Eisenberg and (iv) 284,839 currently outstanding shares held by 241 Associates LLC, a limited liability company. Shafrira Wiener is the sole manager of 241 Associates LLC and as such has voting and investment power with respect to the shares held by 241 Associates LLC. Ms. Wiener is the daughter of Barry L. Eisenberg. A majority of the ownership interest of 241 Associates LLC is owned by Mr. Eisenberg and his wife and, as a result of such ownership interests, Mr. Eisenberg may influence the voting and disposition of the shares of Common Stock held by 241 Associates LLC. Mr. Eisenberg disclaims beneficial ownership of such shares.

(6)      Consists of (i) 23,928 currently outstanding shares held by Mr. Kahn,
         (ii) 79,334 shares underlying currently exercisable options held by Mr. Kahn and (iii) 500 shares underlying currently exercisable warrants held by Mr.Kahn.

(7)      Consists of shares underlying currently exercisable options held by Mr.
         Appel.

(8)      Consists of (i) 25,000 currently outstanding shares held by Ms. Kubin,
         (ii) 17,500 shares underlying currently exercisable options held by Ms. Kubin and (iii) 4,167 shares underlying currently exercisable warrants held by Ms. Kubin.

(9) Consists of (i) 11,410 currently outstanding shares held by Landowne & Co., a corporation controlled by Mr. Landowne and (ii) 17,500 shares underlying currently exercisable options held by Mr. Landowne.

(10) Consists of (i) 5,000 currently outstanding shares held by Mr. Smith and (ii) 25,834 shares underlying currently exercisable options held by Mr. Smith. The Brook Road Nominee Trust, nominee for the Morris Smith Family Trust, is the owner of 163,653 outstanding shares of Common Stock. Esther Smith, the mother of Morris J. Smith, is the sole trustee of the Morris Smith Family Trust and as such has voting and investment power with respect to such shares. The Morris Smith Family Trust is a discretionary trust, the potential beneficiaries of which are Mr. Smith and members of his family. Mr. Smith disclaims any beneficial ownership of any and all shares owned by the Brook Road Nominee Trust.

(11) Consists of (i) 54,669 currently outstanding shares held by Mr. Spier and (ii) 17,500 shares underlying currently exercisable options held by Mr. Spier.

(12)     Consists of currently outstanding shares held by Mr. Yudin.

(13) Consists of 1,619,307 currently outstanding shares and 1,152,214 shares underlying currently exercisable options and warrants. Does not include 163,653 shares that Mr. Smith disclaims beneficial ownership of as described in footnote 10 above.

Item 12. Certain Relationships and Related Transactions

         During the period April 30, 1996, through July 30, 1996, the Company completed a bridge financing ("Bridge Financing"). In connection with the Bridge Financing, the Company issued promissory notes ("Bridge Notes") bearing interest at a rate of 10% per annum. The Company repaid the Bridge Notes from the net proceeds of the Company's initial public offering ("IPO"). In connection with the Bridge Financing, the Company also issued to each recipient of a Bridge Note a warrant ("Bridge Warrant") to purchase a number of shares of Common Stock determined by dividing (i) the aggregate principal amount of the Bridge Note issued to such recipient by (ii) $6.00 (the initial public offering price per share in the IPO). Mr. Eisenberg's father-in-law and a brother-in-law of Mr. Eisenberg purchased $50,000 and $100,000, respectively, of Bridge Notes in the Bridge Financing on the same terms as the other participants in the Bridge Financing and received Bridge Warrants based on the foregoing formula. Mr. Eisenberg is a director of the Company and serves as treasurer and secretary of the Company.

         Certain relatives of Alan P. Haber were previously employed by the Company. Alan P. Haber is a director of the Company, beneficially owns more than 5% of the outstanding Common Stock of the Company, and served as Chairman and Chief Executive Officer until November 5, 1997. Set forth below is certain information concerning the compensation paid by the Company in 1996 and 1997 to relatives of Mr. Haber. The Company no longer employs any relatives of Mr. Haber.


         1. Philip Haber, a brother-in-law of Alan Haber, was employed by the Company as warehouse manager and, from June 1996, also as accounts receivable manager. Philip Haber received compensation of approximately $43,000 in 1996, and $36,000 in 1997.

         2. Deena Haber, a sister-in-law of Alan Haber, served as assistant controller of the Company. Deena Haber received compensation of approximately $40,000 in 1996, and $56,000 in 1997.

         3. Carol Haber, Alan Haber's wife, served as a graphic artist for the Company. Carol Haber received compensation of approximately $14,000 in 1996, and $12,000 in 1997.

Item 13. Exhibits, List and Reports on Form 8-K

         (a) Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the
Registrant*

         3.2 Amended and Restated By-Laws of the Registrant*

         3.3 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

         3.4 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated May 11, 1997)

         10.1 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the Bridge Financing (as defined in Note 6 of Notes to Condensed Consolidated Financial Statements included under Item 7 of this Report), having attached thereto the form of Bridge Note and Bridge Warrant (as such terms are defined in such Note 6)*

         10.2 Form of Underwriting Agreement dated as of October 1, 1996, between the Company and National Securities Corporation, as Representative of the several Underwriters listed therein**

         10.3 Employment Agreement dated as of July 1, 1996, between the Registrant and Alan Haber*

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

         10.7 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

         10.8 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

         10.9 Form of Employment Agreement dated November 14, 1996, between the Registrant and Simon Kahn***

         10.10 Form of Employment Agreement dated November 15, 1996, between the Registrant and Ed Abramson***

         10.11 Form of Employment Agreement dated February 10, 1997, between the Registrant and Loren Lemcke (incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

         10.12 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference to Exhibit
10.12 to the Registrant's Report on Form 10-KSB for the year ended December 31,
1996)

         10.13 Form of Indemnification Agreement between the Registrant and Edward Abramson (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

         10.14 Termination Agreement dated November 5, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1997)

         10.15 Form of Rights Agreement, dated as of July 23, 1997, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent, including all exhibits thereto (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K date July 23, 1997)

         11.1 Statement re: computation of per share earnings****

         21.1 List of subsidiaries of the Registrant*

         27.1 Financial Data Schedule****

--------------------------------------
* Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-9697)

**   Incorporated by reference from the correspondingly numbered Exhibit in the
Company' s Report on Form 10-QSB for the quarterly period ended September 30, 1996 (File No. 001-12127)


*** Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-13447)

**** Filed herewith

         (b) Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1996.

INTEGRATED TECHNOLOGY USA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996  and 1997

Index to Consolidated Financial Statements

                                                                                            Page
                                                                                            ----

Report of Independent Accountants                                                           F-2

Consolidated Balance Sheet as of December 31, 1997                                          F-3

Consolidated Statements of Operations for the years ended December 31, 1996 and 1997        F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended
  December 31, 1996 and 1997                                                                F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1997        F-6

Notes to Consolidated Financial Statements                                                  F-7

                       Report of Independent Accountants

To the Stockholders and Board of Directors of Integrated Technology USA, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Technology USA, Inc. and its subsidiaries (the "Company") at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company has discontinued all of its operations as of December 31, 1997. Management's intentions regarding such matters are also described in Note 1. The accompanying consolidated financial statements have been adjusted to reflect the discontinuation of operations.

PRICE WATERHOUSE LLP
New York, New York
February 24, 1998

                         INTEGRATED TECHNOLOGY USA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                     December 31,
                                                                                                         1997
                                                                                                         ----

                                     Assets

Current assets:

         Cash and cash equivalents                                                                   $ 10,101,950
         Assets of discontinued operations                                                                 79,904
         Prepaid expenses and other current assets                                                        160,900
                                                                                                     ------------
                  Total current assets                                                               $ 10,342,754
                                                                                                     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable                                                                            $     60,520

         Accrued expenses and other current liabilities                                                   298,158
                                                                                                     ------------

                  Total current liabilities                                                               358,678
                                                                                                     ------------

Commitments and contingencies (Note 10)

Stockholders' equity:

         Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding

         Common stock, $.01 par value, 40,000,000 shares authorized; 6,058,670 shares issued and
         outstanding                                                                                       61,597

         Additional paid-in capital                                                                    21,692,910

         Treasury stock, at cost, 107,048 shares                                                         (217,500)

         Accumulated deficit                                                                          (11,552,931)
                                                                                                     ------------

         Total stockholders' equity                                                                     9,984,076
                                                                                                     ------------

         Total liabilities and stockholders' equity                                                  $ 10,342,754
                                                                                                     ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                                     1996            1997
                                                                  -----------    -----------

Interest (expense) income, net                                    $  (287,791)   $   622,333

                                                                  -----------    -----------

(Loss) income from continuing operations                             (287,791)       622,333
                                                                  -----------    -----------

Discontinued operations:

Loss from discontinued operations                                  (2,408,247)    (3,166,236)

Loss on disposal of discontinued operations                              --         (888,321)
                                                                  -----------    -----------

         Loss from discontinued operations                         (2,408,247)    (4,054,557)
                                                                  -----------    -----------

Extraordinary item:

Loss on early extinguishment of debt                                 (224,061)          --
                                                                  -----------    -----------

Extraordinary Loss                                                   (224,061)          --

                  Net Loss                                        $(2,920,099)   $(3,432,224)
                                                                  ===========    ===========

(Loss) earnings per share from continuing operation - basic and
diluted                                                           $     (0.08)   $      0.10

Loss per share from discontinued operations                             (0.66)         (0.67)

Extraordinary loss per share                                            (0.06)          --
                                                                  -----------    -----------

         Net loss per share - basic and diluted                   $     (0.80)   $     (0.57)
                                                                  ===========    ===========

             Weighted average shares outstanding                    3,646,799      6,041,181
                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       Additional    Common                               Cumulative      Total

                              Common Stock              Paid-in    Stock to be    Treasury   Accumulated  Translation  Stockholders'
                                 Shares      Amount     Capital      Issued         Stock      Deficit     Adjustment     Equity
                              ------------   ------    ----------  -----------    --------   -----------  -----------  ------------

Balance at January 1, 1996     2,930,178     $29,812  $ 5,535,863  $       --    $(165,000)  $ (5,200,608)  $ 98,157   $   298,224

Compensatory stock options
issued to officers,
directors and employees               --          --      202,963          --           --            --          --       202,963

Proceeds from
issuance of Bridge
Warrants, net of
expenses                              --          --      432,180          --           --            --          --       432,180


Proceeds from IPO,             3,000,000      30,000   15,430,477          --           --            --          --    15,460,477
net of expenses

Issuance of
underwriter warrants                  --          --       32,298          --           --            --          --        32,298

Exercise of Bridge
Warrants                          75,001         750       44,251          --           --            --          --        45,001

Exercise of options
and warrants                          --          --           --      15,051           --            --          --        15,051

Change in cumulative
translation adjustment                --          --           --          --           --            --      75,569        75,569

Net loss for 1996                     --          --           --          --           --    (2,920,099)         --    (2,920,099)
                               ---------     -------   ----------  -----------   ---------    ----------   ---------   ----------
Balance at December 31,
1996                           6,005,179      60,562   21,678,032      15,051     (165,000)   (8,120,707)    173,726    13,641,664


Issuance of previously
exercised Bridge
Warrants and stock options        63,033         630       14,421     (15,051)                                                 --


Exercise of options
and warrants                      40,458         405          457          --           --            --          --          862

Repurchase of shares             (50,000)                                  --      (52,500)           --          --      (52,500)

Reversal of cumulative
translation adjustment                                                                                      (173,726)    (173,726)

Net loss for 1997                     --          --           --          --           --    (3,432,224)              (3,432,224)
                               ---------     -------   ---------- ------------   ---------    ----------    --------   ----------


Balance at December 31,        6,058,670     $61,597  $21,692,910  $       --    $(217,500) $(11,552,931)   $     --   $9,984,076
1997                           =========     =======   ==========  ==========    =========   ===========    ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                                1996                  1997
                                                                ----                  ----

Cash flows used for operating activities:

     Net loss                                                       $ (2,920,099)        $ (3,432,224)

     Adjustments to reconcile net loss
     to net cash used for operating
     activities:

     Depreciation and amortization                                        44,422               64,323

     Extraordinary loss                                                  224,061                   --

     Amortization of deferred financing costs                             45,013                   --

     Amortization of loan discount                                       275,682                   --

     Non-cash compensation expense                                       202,963                   --

     Loss on sale of property and equipment                                   --               84,176

     Reversal of cumulative translation adjustment                                           (173,726)

     Changes in assets and liabilities:

     Assets of Discontinued Operations                                   155,778              361,769

     Other assets                                                        (88,115)              10,749

     Accounts payable                                                    132,224             (321,586)


     Accrued expenses and other liabilities                              175,949             (129,301)
                                                                         -------             --------

            Net cash used for operating activities                    (1,752,122)          (3,535,820)
                                                                       ---------            ---------

Cash flows used for investing activities of discontinued operations:

Capital expenditures                                                     (66,230)             (89,708)

Proceeds from sales of property and equipment                                 --               69,011
                                                                          ------               ------

                  Net cash used for investing activities                 (66,230)             (20,697)
                                                                          ------               ------
Cash flows from financing activities:

         Decrease in bank overdraft                                      (20,819)                  --

         Proceeds from bridge financing net of expenses                1,062,500                   --

         Repayment of bridge financing                                (1,175,000)                  --

         Proceeds from issuance of underwriter warrants                   32,298                   --

         Proceeds from exercise of bridge warrants                        60,002                   --

         Proceeds from exercise of stock options                              50                  862

         Purchase of treasury stock                                           --              (52,500)

         Proceeds from issuance of stock, net of expenses             15,460,477                   --
                                                                      ----------               ------

                Net cash provided by financing activities             15,419,508              (51,638)
                                                                      ----------               ------

Effect of exchange rate changes on cash                                   75,476                   --

Net increase (decrease) in cash and cash equivalents                  13,676,632           (3,608,155)

Cash and cash equivalents, beginning of year                              33,473           13,710,105
                                                                          ------           ----------

Cash and cash equivalents, end of year                              $ 13,710,105         $ 10,101,950
                                                                      ==========           ==========
  Supplemental schedule of cash paid during the year for interest   $     49,764         $         --
                                                                      ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and basis of presentation

Integrated Technology USA, Inc. (the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. Through September 30, 1997, the Company had generated revenues from the sale of its products, CompuPhone 2000 (and a predecessor product) and CompuNet 2000. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety. As a result, the Company's principal asset is its remaining cash, and it intends to focus on seeking merger and/or acquisition opportunities that will enable it to deploy its cash into a new operating business.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated in Israel and conducted business in Israel prior to the discontinuation of operations. All significant intercompany transactions and account balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all money market accounts and investments with original maturities of three months or less to be cash equivalents.

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued expenses approximate their fair values due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax asset valuation allowances are recorded where management does not believe that it is more likely than not that the related deferred tax assets will be realized.

Net Loss per Share

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic and diluted earnings per share in a company's financial statements for reporting periods ending subsequent to December 15, 1997. As required by SEC Staff Accounting Bulletin No. 98, previously reported 1996 per share information contained in the accompanying consolidated financial statements has been restated to give effect to the adoption of FAS 128, resulting in an increased net loss per share of $0.03 for the year ended December 31, 1996. The adoption of FAS 128 did not have a material impact on the net loss per share for the year ended December 31, 1997.

                         INTEGRATED TECHNOLOGY USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. As of December 31, 1996 and 1997, the Company had outstanding warrants and options to purchase an aggregate of 4,238,038 and 4,413,069 shares of common stock, respectively, which are not included in the calculation of earnings per share for the years ended December 31, 1996 and 1997, respectively, under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.

     Stock-Based Compensation

     The Company continues to measure compensation cost using the methodology prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). However, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123").

     Accounting Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant assumptions made by the company include the valuation of inventories and certain components of the loss on disposal of discontinued operations. Actual results could differ from these estimates.

     Concentration of Credit Risk

     Financial instruments which subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company tries to minimize its credit risk by diversifying its investment portfolio. As of December 31, 1997, the Company's cash and investments were diversified through three investment advisors.

3.   Accrued Expenses and Other Current Liabilities


     Accrued expenses and other current liabilities at December 31, 1997 are summarized as follows:

     Accrued professional fees                                     $  93,797

     Accrued payroll and benefits                                     31,341

     Accrued severance                                                62,500

     Accrued termination fee payable to an officer (Note 11)          31,945

     Other                                                         $  78,575
                                                                      ------
                                                                   $ 298,158
                                                                     =======

4.   Discontinued Operations

     In connection with its decision to discontinue its existing operations (see
     Note 1), the Company had substantially completed the disposition of its net assets and the settlement of its outstanding purchase commitments and lease obligations by December 31, 1997, resulting in a loss on disposal of approximately

                         INTEGRATED TECHNOLOGY USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     $888,000. Included in the loss on disposal is a gain of $173,726, representing the cumulative translation adjustment relating to the discontinued operations of the Company's Israeli subsidiaries. The Company estimates that the net cash outlay to be made in connection with the discontinuation of its current operations will approximate $1,188,955, of which approximately $962,173 was paid as of December 31, 1997. Revenues, costs and expenses of the Company's discontinued operations, excluding the above loss, are as follows:

                                                  Year Ended December 31,

                                                   1996                1997
                                                   ----                ----

     Net sales                                  $1,224,596         $ 481,319

     Cost of products sold                         819,645           328,823
                                                 ---------           -------

     Gross profit                                  404,951           152,496


     Operating expenses

     Selling, general and administrative        2,371,682         2,804,437

     Research and development, net                441,516           514,295
                                               ----------         ---------

        Total costs and expenses                2,813,198         3,318,732
                                               ----------         ---------
        Loss from discontinued operations      (2,408,247)       (3,166,236)
                                               ==========         =========

     Prior year financial statements have been restated to reflect the discontinuation of the Company's operations.

5.   Common Stock

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

     In connection with the Bridge Financing, the Company issued promissory notes (the "Bridge Notes") in the aggregate principal amount of $1,175,000. The Bridge Notes accrued interest at a rate of 10% per annum and were repaid, together with accrued interest, upon completion of the initial public offering of the Company's common stock.

     In connection with the Bridge Financing, the Company also issued certain warrants (the "Bridge Warrants").

                         INTEGRATED TECHNOLOGY USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     The Bridge Warrants included warrants (the "Investor Bridge Warrants") issued to each recipient of a Bridge Note to purchase an aggregate of 195,840 shares of the Company's common stock. The Bridge Warrants also included warrants (the "Other Bridge Warrants") issued to a party that assisted the Company in connection with the Bridge Financing. The aggregate number of shares issuable upon exercise of the Other Bridge Warrants is 3,334. The Bridge Warrants provide for an exercise price per share of $0.60 and contain certain demand and piggyback registration rights. In November 1996, four holders of an aggregate of 100,002 Investor Bridge Warrants exercised such warrants. No Bridge Warrants were exercised in 1997.

     The gross proceeds from the Bridge Financing were allocated to the Bridge Notes and to the Investor Bridge Warrants based on their relative fair values at the dates of such Bridge Financing. In connection with the Bridge Financing, the Company recorded (i) loan discount of $458,000, representing the portion of the gross proceeds from the Bridge Financing that was allocated to the Bridge Warrants, and (ii) deferred financing costs of approximately $77,000, representing the portion of the expenses of the Bridge Financing that was allocated to the Bridge Notes. Such loan discount and deferred financing costs were being amortized over the estimated terms of the Bridge Notes. For the year ended December 31, 1996, the Company recognized approximately $276,000 of non-cash interest expense. Upon repayment of the Bridge Notes from the net proceeds of the initial public offering of the Company's common stock, the unamortized portions of the loan discount and deferred financing costs in the aggregate amount of $224,061 were recognized as an extraordinary loss, with no associated tax benefit due to the Company's tax position (Note 7).

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

     In connection with the IPO, the Company sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of the Company's common stock and/or 300,000 warrants to acquire 300,000 shares of the Company's common stock (the "Representative Warrants"). The Representative Warrants are initially exercisable at a price of $9.90 per share of common stock and approximately $0.17 per warrant for a four-year period commencing on the first anniversary of the issuance of such warrants. The warrants issuable upon the exercise of the Representative

     Warrants are exercisable at a price of $14.85 per share of common stock. The Representative Warrants provide for adjustments in the number of shares of common stock and warrants issuable upon the exercise of the Representative Warrants as a result of certain events.

     Stock repurchase plan

     In April 1997, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate cost not to exceed $1,000,000. As of December 31, 1997, the Company had repurchased 50,000 shares for an aggregate cost of $52,500.

                       INTEGRATED TECHNOLOGY USA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   Income Taxes

     There was no provision for income taxes at December 31, 1996 and 1997.

     Losses before United States and Israeli income taxes were as follows:

                                 1996              1997
                                 ----              ----
     United States           $ 1,408,117        $ 1,448,290

     Israel                    1,511,982          2,157,660
                               ---------          ---------

                             $ 2,920,099        $ 3,605,950
                              ==========         ==========

     Deferred income tax assets comprise the following:

                                                           December 31,
                                                   1996                  1997
                                                   ----                  ----

     Compensatory stock options                    $   340,470     $   227,532

     Net operating loss carryforwards-U.S.           1,617,084       2,201,765

     Net operating loss carryforwards-Israel           670,680       1,630,800

     Other                                             274,316          81,411
                                                       -------          ------
                                                     2,902,550       4,141,508

     Valuation allowance                            (2,902,550)     (4,141,508)
                                                    -----------    -----------
                                                            --              --
                                                    ===========    ===========



     Net operating loss carryforwards of approximately $5,500,000 at December 31, 1997 are due to expire in the years 2006 to 2012. Internal Revenue Code
     Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place. The annual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such an ownership change occurred upon completion of the IPO (see Note 6) and from the additional equity financing obtained by the Company since its formation. Management estimates that the utilization of net operating losses of approximately $3,600,000 which were incurred prior to such ownership changes, will be limited to approximately $1,000,000 per annum.

     At December 31, 1997, the net operating loss carryforwards for Innovative and CompuPrint in the State of Israel, which do not expire, amounted to approximately $3,900,000 and $630,000, respectively.

     Financial Accounting Standard No. 109, "Accounting for Income Taxes", requires that a valuation allowance be recorded when it is more likely than not that deferred tax assets will not be realized. Since the Company has discontinued its operations, and future income is uncertain, and due to the limitation in the utilization of

                                      F-11
                       INTEGRATED TECHNOLOGY USA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) the net operating loss carryforwards described above, the Company has recorded a full valuation allowance against all deferred tax assets at December 31, 1997.

7.   Stock Options

     The following is a summary of stock option activity:

                                                   Number        Exercise price
                                                 of shares         per share
                                                 ---------         ---------
      Options outstanding at January 1, 1996       356,854        $0.01 - 2.74
      Granted                                       46,335             0.01
      Granted                                      543,944             6.00
      Exercised                                    (38,032)            0.01
      Forfeited                                    (18,389)            6.00
      Expired                                      (12,756)            2.74
                                                   --------
      Options outstanding at
      December 31, 1996                            877,956         0.01 - 6.00

      Granted                                      480,000         1.00 - 2.125
      Exercised                                    (40,458)        0.01 - 0.05
      Forfeited                                    (69,511)            6.00
      Forfeited                                   (195,000)        1.00 - 2.125

                                                 ---------
      Options outstanding at
      December 31, 1997                          1,052,987        $0.01 - $6.00
                                                 =========

     352,401 and 545,588 options were exercisable at December 31, 1996 and 1997, respectively, at a weighted average exercise price of $0.63 and $2.97, respectively.

     The Company recognized $202,963 in non-cash compensation expense with respect to the granting of stock options for the year ended December 31, 1996. No such expense was recognized with respect to the stock options granted during the year ended December 31, 1997.

     In July 1996, the shareholders approved the Company's 1996 Stock Option Plan (the "1996 Plan") which, as amended, provides for the granting of options to purchase not more than an aggregate of 1,129,000 shares of Common Stock. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 1996 Plan. Some or all of the options may be "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The 1996 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 1996 Plan, to whom the options are granted, the number of shares of Common Stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted

                         INTEGRATED TECHNOLOGY USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     under the 1996 Plan after July 29, 2006.

     As of December 31, 1997, the Company had granted options to purchase 1,023,944 shares under the 1996 Plan (282,900 of which had been forfeited), including an aggregate of approximately 830,001 options to executive officers and directors of the Company (of which 175,000 had been forfeited). Such options have an exercise price of ranging between $1.38 and $6.00 per share. The Company has also reserved 387,956 shares of Common Stock for possible future grants of options under the 1996 Plan.

     As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25 and its related interpretations. Had the compensation cost for the options issued in 1996 and 1997 to officers, directors and employees been determined based upon the fair value at the grant date in accordance with the methodology prescribed under SFAS No. 123, the Company's net loss for the years ended December 31, 1996 and 1997 would have increased by approximately $197,000 (or $0.05 per share) and $682,612 (or $0.11 per share), respectively. The weighted average fair value of the options granted in 1996 and 1997 was estimated at $1,814,475 and $99,466, respectively, on the date of grant, using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

                                             1996              1997
                                             ----              ----

     Dividend yield                          0%                0%
     Volatility                              64.81             68.72
     Risk free interest rate                 6.17%             6.10%
     Expected life                           58 months         101 months

8.   Stock Rights Agreement

     In July 1997, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the issuance of a common stock purchase right (a "Right") in respect of each share of common stock outstanding as of August 4, 1997 and each share issued thereafter. Each Right entitles the holder to buy one-quarter of one share of the Company's common stock for $1.50. The Rights become exercisable only if a person or a group acquires beneficial ownership of 15% or more of the Company's common stock (25% in the case of a person or group that was a 15% holder at the time the plan was adopted) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

     If any person or group (an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock (25% in the case of a person that was a 15% holder at the time the plan was adopted), other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors, then each Right not owned by the Acquiring Person will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a value of twice the Right's then current exercise price.

     In addition, if after any person has become an Acquiring Person, the Company is involved in a merger or other business combination transactions in which the Company is not the surviving entity or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another

                         INTEGRATED TECHNOLOGY USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




     person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's then current exercise price.

     The Company may redeem the Rights at one-quarter of a cent per Right at any time until ten days following a public announcement that an Acquiring Person has acquired a 15% position. During the year ended December 31, 1997, no Rights were exercised or redeemed. The Rights expire on July 23, 2007.

9.   Commitments, Contingencies and Other Matters

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

10.  Related Party Transaction

     Since February 1996, an officer of the Company has provided consulting services to the Company under an arrangement pursuant to which the officer was compensated at a rate of $80,000 per annum. The Company has recorded a provision of $31,945 representing the termination fee to be paid to the officer, which is included in accrued expenses at December 31, 1997.

11.  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The Company will adopt FAS 130 in the first quarter of 1998. The adoption of FAS 130 is not expected to have a material impact on the Company's consolidated financial statements.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Technology USA, Inc.

By: /s/ William Spier
   --------------------------------
   William Spier
   Acting Chief Executive Officer
   March 25, 1998


/s/ William Spier
-----------------------------
William Spier
Acting Chief Executive Officer and Director (Principal Executive Officer) March 25, 1998


/s/ Simon Kahn
-----------------------------
Simon Kahn, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)
March 25, 1998

/s/ Bernard S. Appel
-----------------------------
Bernard S. Appel, Director
March 30, 1998


/s/ Barry W. Blank
-----------------------------
Barry W. Blank, Director
March 25, 1998

/s/ Barry L. Eisenberg
-----------------------------
Barry L. Eisenberg, Director
March 25, 1998


/s/ Alan P. Haber
-----------------------------

Alan P. Haber, Director
March  25, 1997


-----------------------------
Nicole R. Kubin, Director
March 25, 1997

/s/ Morton L. Landowne
-----------------------------
Morton L. Landowne,
Director
March 25, 1998


/s/ Morris J. Smith
-----------------------------
Morris J. Smith, Director
March 25, 1997


-----------------------------
Michael Yudin, Director
March , 1998

                                  Exhibit Index
                                  -------------

     3.1 Amended and Restated Certificate of Incorporation of the Registrant*

     3.2 Amended and Restated By-Laws of the Registrant*

     3.3 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

     3.4 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated May 11, 1997)

     10.1 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the Bridge Financing (as defined in Note 6 of Notes to Condensed Consolidated Financial Statements included under Item 7 of this Report), having attached thereto the form of Bridge Note and Bridge Warrant (as such terms are defined in such Note 6)*

     10.2 Form of Underwriting Agreement dated as of October 1, 1996, between the Company and National Securities Corporation, as Representative of the several Underwriters listed therein**

     10.3 Employment Agreement dated as of July 1, 1996, between the Registrant and Alan Haber*

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

     10.7 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

     10.8 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

     10.9 Form of Employment Agreement dated November 14, 1996, between the Registrant and Simon Kahn***

     10.10 Form of Employment Agreement dated November 15, 1996, between the

Registrant and Ed Abramson***


     10.11 Form of Employment Agreement dated February 10, 1997, between the Registrant and Loren Lemcke (incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

     10.12 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

     10.13 Form of Indemnification Agreement between the Registrant and Edward Abramson (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

     10.14 Termination Agreement dated November 5, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1997)

     10.15 Form of Rights Agreement, dated as of July 23, 1997, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent, including all exhibits thereto (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K date July 23, 1997)

     11.1 Statement re: computation of per share earnings****

     21.1 List of subsidiaries of the Registrant*

     27.1 Financial Data Schedule****

--------------------------------------

* Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-9697)

**   Incorporated by reference from the correspondingly numbered Exhibit in the
Company' s Report on Form 10-QSB for the quarterly period ended September 30, 1996 (File No. 001- 12127)

*** Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-13447)

**** Filed herewith