Form 10QSB
period 1998-03-31
INTEGRATED TECHNOLOGY USA INC
filed 1998-05-14
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____ to ____

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                  22-3136782
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

c/o Madison Partners
444 Madison Avenue - 38th floor
New York, NY 10022
(Address of Principal Executive Offices)

212-751-2300 x122
(Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,100,325 shares of common stock outstanding as of April 30, 1998

         Transitional Small Business Disclosure Format (check one):

                                              Yes [ ] No [X]

                         INTEGRATED TECHNOLOGY USA, INC.
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                          Page

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheet as of March 31, 1998
         (unaudited)......................................................   3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1997 and 1998 (unaudited).................   4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1997 and 1998 (unaudited).................   5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)......................................................   6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   8

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds........................   8

Item 5   Other Information................................................   9

Item 6   Exhibits and Reports on Form 8-K.................................   10

         Signatures.......................................................   10

                                                                               3
Integrated Technology USA, Inc.

                                                                          Part I
Condensed Consolidated Balance Sheet               Financial Information
--------------------------------------------------------------------------------
                                                                  March 31, 1998
                                                                    (Unaudited)
Assets
Current assets
        Cash and cash equivalents...............................  $ 10,006,667

        Assets of discontinued operations.......................        48,560

        Prepaid expenses and other current assets...............       125,458
                                                                       -------

                Total current assets............................    10,180,685
                                                                    ==========
Liabilities and Stockholders' Equity

Current liabilities

        Accounts payable........................................  $     73,186

        Accrued expenses and other current liabilities..........        71,468
                                                                        ------
                Total current liabilities.......................       144,654
                                                                       -------
Commitments and Contingencies

Stockholders' equity

         Preferred stock $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding................          ----

         Common stock, $.01 par value; 40,000,000  shares
         authorized; 6,100,325 shares issued and outstanding....        62,034

         Additional paid-in capital.............................    21,697,827

         Treasury stock, at cost, 107,048 shares................      (217,500)

         Accumulated deficit....................................   (11,506,330)
                                                                   ------------
                  Total stockholders' equity....................  $ 10,036,031
                                                                    ----------
                  Total liabilities and stockholders' equity....  $ 10,180,685
                                                                    ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                                               4
Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations
--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                 March 31,
                                                             1997         1998
                                                             ----         ----
                                                                (Unaudited)

Income from continuing operations--interest income       $  150,465   $  139,411

Expenses - general and administrative.................          ---       92,810

                                                            -------       ------
Income from continuing operations.....................      150,465       46,601
Loss from discontinued operations.....................     (760,371)         ---
                                                           ---------      ------
              Net (loss) income.......................   $ (609,906)  $   46,601
                                                           =========      ======
Earnings per share from continuing operations -
basic and diluted.....................................   $     0.02   $     0.01
Loss per share from discontinued operations -
basic and diluted.....................................        (0.12)         ---

      Net (loss) income per share - basic and diluted    $    (0.10)        0.01
                                                              ======        ====

         Weighted average shares outstanding...........   6,045,778    6,079,126
                                                          =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                                               5
Integrated Technology USA, Inc.

Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                              1997               1998
                                                                              ----               ----
                                                                                     (Unaudited)
Cash flows used in operating activities

     Net (loss) income...........................................         $  (609,906)       $   46,601

     Adjustments to reconcile net loss to net cash used for operating activities

         Depreciation and amortization...........................              18,116               ---

     Changes in assets and liabilities

         Assets of discontinued operations.......................              77,377            31,344

         Other assets............................................             (12,738)           35,442

         Accounts payable........................................            (164,532)           12,666

         Accrued expenses and other liabilities..................             (29,623)         (226,690)

                                                                              --------         ---------
                           Net cash used in operating activities             (721,306)         (100,637)
                                                                             ---------         ---------

Cash flows used in investing activities

     Capital expenditures........................................             (55,373)              ---
                                                                              --------         --------
                           Net cash used in investing activities              (55,373)              ---
                                                                              --------         --------

Cash flows from financing activities

     Proceeds from exercise of options and bridge warrants.......                 ---             5,354
                                                                              --------         --------
              Net cash provided by financing activities..........                 ---             5,354
                                                                              --------         --------

Net decrease in cash and cash equivalents.........................            (776,679)         (95,283)

Cash and cash equivalents, beginning of period....................          13,710,105       10,101,950
                                                                            ----------       ----------
Cash and cash equivalents, end of period..........................         $12,933,426      $10,006,667
                                                                           ===========       ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                                               6
Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.    Organization and Basis of presentation

      Integrated Technology USA, Inc. (the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. Through September 30, 1997, the Company had generated revenues from the sale of its products, CompuPhone 2000 (and a predecessor product) and CompuNet 2000. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. As a result the Company's principal asset is its remaining cash, and it intends to focus on seeking a merger/acquisition opportunity that will enable it to deploy its cash into a new operating business.

      The condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated in Israel and conducted business in Israel prior to the discontinuation of operations. All significant intercompany transactions and account have been eliminated in consolidation.

      The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

2.    Summary of Significant Accounting Policies

      Use of estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Actual results could differ from these estimates.

                                                                               7
Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

3.        Accrued Expenses and other current liabilities

          Accrued expenses and other current liabilities are detailed as follows:

          Accrued professional fees.............      27,500
          Other.................................      43,968
                                                      ------
                                                      71,468
                                                      ======
4.        Loss from Discontinued Operations

          Loss from discontinued operations is detailed as follows:

                                                           Three Months Ended
                                                             March 31, 1997
                                                               (Unaudited)


          Net sales......................................      $   262,950

          Cost of products sold..........................          139,776
                                                                   -------
               Gross profit..............................          123,174
                                                                   -------
          Operating expenses

               Selling, general and administrative.......          758,045

               Research and deve1opment, net.............          125,500
                                                                   -------
                            Total costs and expenses.....          883,545
                                                                   -------
                            Loss from discontinued operations     (760,371)
                                                                  =========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto of Integrated Technology USA, Inc. (the "Company"), included herein and the consolidated financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

         The company's principal asset at present is its cash, which amounted to approximately $10.0 million as of March 31, 1998. This cash represents the remaining net proceeds from the Company's initial public offering. The Company's cash is currently invested in short-term investment grade securities. The Company had net income from continuing operations in the three months ended March 31, 1998 of approximately $47,000. All of such income was interest income.

         The Company's only activity at present is seeking a business combination opportunity that will enable the company to combine with an existing operating business. Until the Company completes a business combination, the Company expects that its principal cash requirement will be to pay (i) costs associated with being a public company and (ii) costs associated with searching for and consummating a business combination. The costs associated with being a public company are principally professional fees and director's fees. The costs associated with searching for and consummating a business combination include professional fees and may include finders' fees, investment banking fees, the costs associated with proxy solicitations, the costs of fairness opinions and other transaction costs.

         The company believes that its existing cash will be sufficient to fund the Company's cash requirements until consummation of a Business Combination. The Company cannot at present predict (i) whether it will require additional debt or equity financing in connection with any business combination or (ii) the nature or extent of the Company's cash requirements following a business combination.

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

                                     Part II

Item 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

         The Company in the three months ended March 31, 1998 issued an aggregate of 8,334 shares of Common Stock upon the exercise of outstanding bridge warrants. Pursuant to the terms of such bridge warrants, such shares were issued at a price of $0.60 per share. The issuances by the Company of such shares of Common Stock were not registered under the Securities Act of 1933, pursuant to the exemption contemplated in Section 4(2) thereof for transactions not involving a public offering.

         At December 31, 1997, the remaining net proceeds from the Company's initial public offering amounted to approximately $10.1 million. During the three months ended March 31, 1998, the Company used approximately $95,000 of such net proceeds to fund its working capital requirements.

Item 5.  OTHER INFORMATION

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

INTEGRATED TECHNOLOGY USA, INC.


By:  Simon Kahn
     ----------------
     Simon Kahn
     Chief Financial Officer

(signing both on behalf of the registrant and in his capacity as Principal Financial and Principal Accounting Officer)

Dated: May 13, 1998