Form 10QSB
period 1998-06-30
INTEGRATED TECHNOLOGY USA INC
filed 1998-08-11
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,138,477 shares of common stock outstanding as of July 30, 1998

         Transitional Small Business Disclosure Format (check one):

                                                      Yes [ ] No [X]

                         INTEGRATED TECHNOLOGY USA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                            Page

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheet as of June 30, 1998
          (unaudited).........................................................3

          Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended June 30, 1997 and 1998
          (unaudited).........................................................4

          Condensed Consolidated Statements of Cash Flows for the Three
          and Six Months Ended June 30, 1997 and 1998 (unaudited).............5

          Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................8

PART II   OTHER INFORMATION

Item 2    Change in Securities and Use of Proceeds ...........................8

Item 5    Other Information...................................................9

Item 6    Exhibits and Reports on Form 8-K....................................9

          Signatures..........................................................9

Integrated Technology USA, Inc.

                                                                                                                          Part I
Condensed Consolidated Balance Sheet                                                       Financial Information
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30, 1998
                                                                                                (Unaudited)
     Assets
     Current Assets
         Cash and cash equivalents..........................................................    $ 10,005,789

         Assets of discontinued operations  ................................................          30,289

         Prepaid expenses and other current assets..........................................          97,214
                                                                                                ------------
              Total current assets..........................................................      10,133,292
                                                                                                ============

     Liabilities and Stockholders' Equity

     Current liabilities

          Accounts payable..................................................................    $     13,115

          Accrued expenses and other current liabilities....................................          68,110
                                                                                                ------------
              Total current liabilities.....................................................          81,225
                                                                                                ============
     Commitments and Contingencies

     Stockholders' equity

          Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued and outstanding.......................................................            ---

          Common stock, $.01 par value; 40,000,000  shares authorized;
          6,138,477 shares issued and outstanding...........................................          62,416

          Additional paid-in capital........................................................      21,697,827

          Treasury stock, at cost, 107,048 shares...........................................        (217,500)

          Accumulated deficit...............................................................     (11,490,676)
                                                                                                 ------------

              Total stockholders' equity....................................................    $ 10,052,067
                                                                                                ------------

              Total liabilities and stockholders' equity....................................    $ 10,133,292
                                                                                                ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                     Six Months Ended
                                                                          June 30,                               June 30,
                                                                     1997             1998               1997               1998
                                                                     ----             ----               ----               ----
                                                                          (Unaudited)                          (Unaudited)
Income from continuing operations--interest income                 $162,432        $   136,691     $     312,897        $  276,102

Expenses - general and administrative                                --                121,036            --               213,846
                                                                -----------        -----------     -------------        ----------
Income from continuing operations.........................          162,432             15,655           312,897            62,256

Loss from discontinued operations                                  (867,082)             --           (1,627,453)             --
                                                                -----------        -----------     -------------        ----------

           Net income (loss)..............................      $  (704,650)       $    15,655     $  (1,314,556)       $   62,256
                                                                ===========        ===========     =============        ==========
Earnings per share from continuing operations -
basic and diluted.........................................      $       .02        $       .00     $         .05        $      .01

Loss per share from discontinued operations - basic
and diluted...............................................             (.14)                --              (.27)               --

  Net income (loss) per share - basic and diluted               $      (.12)       $       .00     $        (.22)       $      .01

  Weighted average shares outstanding.....................        6,030,849          6,103,679         6,038,273         6,091,470
                                                                ===========        ===========     =============        ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.
Condensed Consolidated Statement of Cash Flows

---------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                          Six Months
                                                                            Ended                                 Ended
                                                                           June 30,                              June 30,
                                                                     1997             1998               1997               1998
                                                                     ----             ----               ----               ----
                                                                          (Unaudited)                          (Unaudited)
Cash flows used for operating activities

     Net (loss) income....................................      $ (704,650)     $    15,655          $(1,314,556)          $62,256

     Adjustments to reconcile net loss
     to net cash used for operating activities

          Depreciation and amortization                             18,929             --                 37,045              --

     Changes in assets and liabilities

          Assets of discontinued operations...............          79,177           18,271              156,554            49,615

          Prepaid expenses and other current assets                (17,885)          28,244              (30,623)           63,686

          Accounts payable................................          47,804          (60,071)            (116,728)          (47,405)

          Accrued expenses and other liabilities..........         (93,836)          (3,358)            (123,459)         (230,048)
                                                                ----------      -----------          -----------       -----------
               Net cash used for operating activities.....        (670,461)          (1,259)          (1,391,767)         (101,896)
                                                                ----------      -----------          -----------       -----------
Cash flows used for investing activities

          Capital expenditures............................         (34,335)            --                (89,708)             --
                                                                ----------      -----------         ------------      -----------
               Net cash used for investing activities.....         (34,335)            --                (89,708)             --
                                                                ----------      -----------         ------------      ------------
Cash flows from financing activities

          Proceeds from exercise of options and bridge
            warrants......................................           --                 381                --                5,735

          Purchase of treasury stock......................         (52,500)           --                 (52,500)            --
                                                                -----------     -----------          -----------       ------------
          Net cash (used for) provided by financing
            activities....................................         (52,500)             381              (52,500)            5,735
                                                                -----------     -----------          -----------       ------------
Net decrease in cash and equivalents......................        (757,296)            (878)          (1,533,975)          (96,161)

Cash and cash equivalents, beginning of period............      12,933,426       10,006,667           13,710,105        10,101,950
                                                                ----------      -----------          -----------       ------------

Cash and cash equivalents, end of period                       $12,176,130      $10,005,789          $12,176,130       $10,005,789
                                                               ===========      ===========          ===========       ===========

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

1.   Organization and Basis of presentation
     Integrated Technology USA, Inc. (the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. Through September 30, 1997, the Company had generated revenues from the sale of its products, CompuPhone 2000 (and a predecessor product) 2000. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. As a result the Company's principal asset is its remaining cash, and it intends to focus on seeking a merger/acquisition opportunity that will enable it to deploy its cash into a new operating business.

     The condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated and conducted business in Israel prior to the discontinuation of operations. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
-------------------------------------------------------------------------------

3.   Accrued Expenses and other current liabilities

     Accrued expenses and other current liabilities are detailed as follows:

     Accrued professional fees.................................   $20,000

     Other.....................................................    48,110
                                                                  -------
                                                                  $68,110
                                                                  =======

4.   Loss from Discontinued Operations

     Loss from discontinued operations is detailed as follows:

                                                       Three Months Ended        Six Months Ended
                                                         June 30, 1997             June 30, 1997
                                                           (Unaudited)                (Unaudited)
     Net sales......................................    $   114,342                 $   377,292

     Cost of products sold..........................         50,249                     190,025
                                                        -----------                 -----------

          Gross profit..............................         64,093                     187,267
                                                        -----------                 -----------
     Operating expenses

          Selling, general and administrative.......        812,318                   1,570,363

          Research and development, net.............        118,857                     244,357
                                                        -----------                 -----------

                  Total costs and expenses..........        931,175                   1,814,720
                                                        -----------                 -----------
                  Loss from discontinued operations     $  (867,082)                $(1,627,453)
                                                        ===========                 ===========

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

         The Company's principal asset at present is its cash, which amounted to approximately $10.0 million as of June 30, 1998. This cash represents the remaining net proceeds from the Company's initial public offering. The Company's cash is currently invested in short-term investment grade securities. The Company had net income from continuing operations in the three months and six months ended June 30, 1998 of approximately $16,000 and $62,000 respectively. All of such net income was interest income.

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

         The executive officers of the Company are not currently receiving any cash compensation for their services (their sole compensation at present being stock options) with the exception of the Chief Financial Officer who is being paid on an hourly basis for certain accounting and financial reporting work. The Company may, however, resume paying cash compensation to its executive officers in the future.

         The Company may retain investment bankers and other advisors in connection with seeking or consummating a business combination. The Company may pay such bankers and advisors in cash and/or with equity in the Company.



                                     Part II

Item 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         At December 31, 1997, the remaining net proceeds from the Company's initial public offering amounted to approximately $10.1 million. During the three and six months ended June 30, 1998, the Company used approximately $1,000 and $96,000 respectively, of such net proceeds to fund its working capital requirements.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are furnished with this report:

         11.1  Statement re: computation of per share earnings

         27.1  Financial Data Schedule

         (b) The Registrant did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

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

Dated: August 12, 1998