Form 10QSB
period 1998-09-30
INTEGRATED TECHNOLOGY USA INC
filed 1998-11-10
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from      to
                                        -----  -----

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                  22-3136782
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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,139,401 shares of common stock outstanding as of October 30, 1998

         Transitional Small Business Disclosure Format (check one):

                                                      Yes [ ] No [X]

                                                                               2
                         INTEGRATED TECHNOLOGY USA, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                           Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Condensed Consolidated Balance Sheet as of September 30, 1998
            (unaudited).......................................................3

            Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1998
            (unaudited).......................................................4

            Condensed Consolidated Statements of Cash Flows for the  Nine
            Months Ended September 30, 1997 and 1998 (unaudited)..............5

            Notes to Condensed Consolidated Financial Statements
            (unaudited).......................................................6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................8

PART II           OTHER INFORMATION

Item 5            Other Information...........................................9

Item 6            Exhibits and Reports on Form 8-K............................9

                  Signatures..................................................9

Integrated Technology USA, Inc.                                           Part I
Condensed Consolidated Balance Sheet                       Financial Information
--------------------------------------------------------------------------------

                                                             September 30, 1998
                                                                 (Unaudited)
Assets

Current Assets

         Cash and cash equivalents...........................    $10,083,850

         Prepaid expenses and other current assets...........         52,447
                                                                 -----------

                    Total current assets.....................    $10,136,297
                                                                 ===========

Liabilities and Stockholders' Equity

Current liabilities

         Accounts payable....................................    $     1,260

         Accrued expenses and other current liabilities......         98,411
                                                                 -----------
                    Total current liabilities................    $    99,671
                                                                 ===========

Commitments and Contingencies

Stockholders' equity

         Preferred stock $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding.............          ----

         Common stock, $.01 par value; 40,000,000 shares
         authorized; 6,139,401 shares issued and
         outstanding.........................................         62,425

         Additional paid-in capital..........................     21,697,827

         Treasury stock, at cost, 107,048 shares.............       (217,500)

         Accumulated deficit.................................    (11,506,126)
                                                                 -----------
                    Total stockholders' equity...............     10,036,626
                                                                 -----------
                    Total liabilities and stockholders'
                    equity...................................    $10,136,297
                                                                 ===========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                                                                               4
Integrated Technology USA, Inc.
Condensed Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                        Three Months Ended                  Nine Months Ended
                                                                         September 30,                        September 30,
                                                                     1997             1998               1997            1998
                                                                     ----             ----               ----            ----
                                                                          (Unaudited)                          (Unaudited)
       Income from continuing operations--interest income         $   155,161       $ 139,156          $   468,058        $ 415,258
                                                                  -----------       ---------          -----------        ---------

       Expenses - general and administrative...................        --             124,270               --              338,116

       Income from continuing operations.......................       155,161          14,886              468,058           77,142

       Loss from discontinued operations.......................    (2,036,690)        (30,336)          (3,664,143)         (30,336)
                                                                  -----------       ---------          -----------        ---------

                         Net (loss) income.....................   $(1,881,529)      $ (15,450)         $(3,196,085)       $  46,806
                                                                  ===========       =========          ===========        =========

       Earnings (loss) per share from continuing operations -
       basic and diluted.......................................   $      0.03       $    0.00          $      0.08        $   0.01

       Loss per share from discontinued operations - basic
       and diluted.............................................         (0.34)          (0.00)               (0.61)          (0.00)
                                                                  -----------       ---------          -----------        ---------

        Net income (loss) per share - basic and diluted           $     (0.31)      $   (0.00)         $     (0.53)       $   0.01
                                                                  ===========       =========          ===========       =========

         Weighted average shares outstanding...................     6,035,879       6,138,788            6,037,466       6,107,416
                                                                  ===========       =========          ===========       =========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                                                                               5
Integrated Technology USA, Inc.
Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                             Nine Months
                                                                Ended
                                                            September 30,
                                                        1997            1998
                                                        ----            ----
Cash flows used for operating activities

            Net (loss) income....................   $(3,196,085)      $46,806

       Adjustments to reconcile net loss to
       net cash used for operating activities

        Provision for disposal of discontinued
        operations...............................     1,196,270           ---

       Depreciation and amortization.............        51,460           ---

    Changes in assets and liabilities

           Assets of discontinued operations.....       210,906        79,904

           Prepaid expenses and other current
           assets................................        17,626       108,453

           Accounts payable......................      (260,749)      (59,260)

           Accrued expenses and other
           liabilities...........................      (134,868)     (199,747)
                                                       ---------     --------
             Net cash used for
             operating activities................    (2,115,440)      (23,844)
                                                     -----------      --------
Cash flows used for investing activities

           Capital expenditures..................       (89,708)         ---
                                                        --------      --------
             Net cash used for
             investing activities................       (89,708)         ---
                                                        --------      --------
Cash flows from financing activities

    Proceeds from exercise of options and bridge
       warrants..................................           757         5,744

    Purchase of treasury stock...................       (52,500)         ---
                                                        --------      --------

     Net cash (used for) provided by
     financing activities                               (51,743)        5,744
                                                        --------      --------

Net decrease in cash and equivalents.............    (2,256,891)      (18,100)

Cash and cash equivalents, beginning of
period...........................................    13,710,105    10,101,950

Cash and cash equivalents, end of period            $11,453,214   $10,083,850
                                                    ============  ===========

                                                                               6
Integrated Technology USA, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

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

                                                                               7
Integrated Technology USA, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
-------------------------------------------------------------------------------

3.       Accrued Expenses and other current liabilities

         Accrued expenses and other current liabilities are detailed as follows:

         Accrued professional fees............................ $40,822

         Other................................................  57,589
                                                               -------
                                                               $98,411
                                                               =======

4.       Loss from Discontinued Operations

         Loss from discontinued operations is detailed as follows:

                                                          Three Months Ended         Nine Months Ended
                                                           September 30, 1997        September 30, 1997
                                                             (Unaudited)                (Unaudited)
     Net sales.........................................       $  40,504                $  417,796
     Cost of products sold.............................          18,558                   208,583
                                                                 -------                  -------
           Gross Profit................................          21,946                   209,213
                                                                 -------                  -------
     Operating expenses

     Selling, general and administrative...............         749,249                 2,319,612
     Research and development, net.....................         113,117                   357,474
                                                                --------                  -------
          Total costs and expenses.....................         862,366                 2,677,086
                                                                --------                ---------
          Loss from  discontinued operations...........        (840,420)               (2,467,873)
                                                                ========                ==========
     Loss from  disposal of discontinued operations....      (1,196,270)               (1,196,270)
                                                             -----------               -----------
     Net Loss from  discontinued operations............     $(2,036,690)              $(3,664,143)
                                                             ===========              ===========

         The loss from discontinued operations in the three months and nine months ended September 30, 1998 was caused by the write down of all remaining assets of discontinued operations.

                                                                               8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of Integrated Technology USA, Inc. (the "Company"), included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

         The Company's principal asset at present is its cash, which amounted to approximately $10.1 million as of September 30, 1998. This cash represents the remaining net proceeds from the Company's initial public offering. The Company's cash is currently invested in short-term investment grade securities. The Company had income from continuing operations in the three months and nine months ended September 30, 1998 of approximately $15,000 and $77,000 respectively. All of such net income was interest income.

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

                                                                               9
                                     Part II

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are furnished with this report:

                  11.1  Statement re: computation of per share earnings
                  27.1  Financial Data Schedule

                  (b) The Registrant did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTEGRATED TECHNOLOGY USA, INC.

By:  /s/ Simon Kahn
     -----------------------------
         Simon Kahn
         Chief Financial Officer

(signing both on behalf of the registrant and in his capacity as Principal Financial and Principal Accounting Officer)

Dated: November 9, 1998