Form 10KSB
period 1998-12-31
INTEGRATED TECHNOLOGY USA INC
filed 1999-03-30
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

Commission file number 001-12127

                         INTEGRATED TECHNOLOGY USA, INC.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                           22-3136782
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

      c/o Madison Partners
 444 Madison Avenue, 38th Floor                                   10022
          New York, NY
(Address of Principal Executive                                (Zip code)
            Offices)

                                  212-759-3287
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                             Name of Each Exchange on Which
-------------------                             ------------------------------
                                                Registered
                                                ----------

Common Stock,                                   American Stock Exchange
  par value $0.01 per share

Redeemable Common                               American Stock Exchange
  Stock Purchase Warrants

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]       No  []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and, no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had no revenues (other than interest income of approximately $547,000)for its most recent fiscal year.

         As of March 22, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $6.8 million. Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date.

         As of March 22, 1999, there were 6,139,401 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]       No  [X]

                            FORM 10-KSB REPORT INDEX

10-KSB Part and Item No.                                          Page No.
------------------------                                          --------

Part I

         Item 1    Description of Business........................... 1

         Item 2    Description of Property........................... 2

         Item 3    Legal Proceedings................................. 2

         Item 4    Submission of Matters to a Vote of Security
                   Holders........................................... 2

Part II

         Item 5    Market For Common Equity and Related
                   Stockholder Matters............................... 2

         Item 6    Management's Discussion and Analysis or
                   Plan of Operation................................. 4

         Item 7    Financial Statements.............................. 4

         Item 8    Changes in and Disagreements with
                   Accountants on Accounting and Financial

                   Disclosure........................................ 5

Part III

         Item 9    Directors, Executive Officers, Promoters and
                   Control  Persons; Compliance with Section
                   16(a) of the Exchange Act......................... 5

         Item 10   Executive Compensation............................ 8

         Item 11   Security Ownership of Certain Beneficial
                   Owners and Management............................. 9

         Item 12   Certain Relationships and Related
                   Transactions...................................... 11

         Item 13   Exhibits, List and Reports on Form 8-K............ 11

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

         The Company's revenues through September 30, 1997 were principally derived from the sale of two products developed by the Company: (i) a PC keyboard which (together with a headset) could also function as a telephone, and
(ii) an enhanced version of this keyboard/telephone product which included special features that were intended to expand the potential benefits of "Internet Telephony". The Company commenced sales of the first product in early 1995 and commenced sales of the second product in September 1996. However, despite the Company's marketing efforts, the Company made only limited sales of its products and was unable to achieve profitability.

         In view of the Company's inability to achieve profitability, the Company at the end of 1997 discontinued its operations relating to the products described above. Since that time, the Company's only activity has been seeking a business combination opportunity that would enable the Company to redeploy the remaining cash from the IPO into a new operating business. As of March 1, 1999, the Company had approximately $10.1 million of cash.

Pending Merger

         On February 22, 1999, Integrated Technology announced that it had agreed to merge with Empire Resources Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Upon completion of this merger (the "Merger"), the merged company will change its name to "Empire Resources, Inc." and will continue the business of Empire. Empire had net sales of $101 million and pre-tax earnings of $2.485 million for the fiscal year ended December 31, 1998.

         Under the terms of the agreement relating to the Merger (the "Merger Agreement"), Empire will be merged with and into Integrated Technology and Integrated Technology will issue to the stockholders of Empire 9,384,761 shares of Integrated Technology common stock, of which 3,824,511 shares will be placed in escrow. Some or all of the escrowed shares may be released to the stockholders of Empire based upon a two-year earn-out formula specified in the Merger Agreement. Any escrowed shares not released to the stockholders of Empire will be returned to the treasury of the merged company or retired. The shares to be issued to the stockholders of Empire will represent approximately 47.5% of the outstanding common stock after the Merger, assuming none of the escrowed shares are released to the stockholders of Empire, and approximately 60.5%, assuming all of the escrowed shares are released. Such percentages would be reduced to approximately 45% and 58%, respectively, assuming exercise of certain outstanding options and warrants that have been issued by Integrated Technology and provide for an exercise price of $2.00 per share or less.

         Following the Merger, Nathan and Sandra Kahn, the current Chief Executive Officer and Chief Financial Officer, respectively, of Empire, will continue in these positions with the merged company. They will also join a nine-member board, together with three additional directors to be designated by them and four current directors of the Company. The four current directors that are expected to continue as directors following the Merger are Barry W. Blank, Barry L. Eisenberg, Morris J. Smith and William Spier.

         Completion of the Merger is subject to certain conditions, including approval by the stockholders of the Company. Although the Company anticipates that the Merger will be completed during the third quarter of 1999, there can be no assurance of this.

         A copy of the Merger Agreement has been filed as an Exhibit to this Report. The information included herein concerning the Merger is qualified in its entirety by reference to the full text of the Merger Agreement.

Employees

         The Company has no employees. The Company's officers devote such time to the Company's affairs as they deem appropriate.

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

                                                      Price Range
                                                      -----------
                                                   High         Low
                                                   ----         ---

1997
----

First Quarter....................................  2 5/8        1 1/8
Fourth Quarter...................................  1 7/8        7/8
Fourth Quarter...................................  1 15/16      1 1/4
Fourth Quarter...................................  2 1/16       1 1/4

1998
----

First Quarter....................................  1 13/16      1 1/8
Second Quarter...................................  1 11/16      1 3/16
Third Quarter....................................  1 5/8        1 1/8
Fourth Quarter...................................  1 3/4        1 3/16


         On March 22, 1999, the closing price of the Common Stock on AMEX was $1 1/2. As of March 22, 1999, there were 62 holders of record of the Common Stock.

Dividends

         The Company has not paid any dividends on its Common Stock.

Recent Sale of Unregistered Securities

         In 1998, the Company issued 8,334 shares of Common Stock pursuant to certain warrants that were issued by the Company prior to its IPO. These shares were issued at a price of $0.60 per share. The issuances by the Company of such shares of Common Stock were not registered under the Securities Act of 1933, pursuant to the exemption contemplated in Section 4(2) thereof for transactions not involving a public offering.

Certain Information Concerning the Company's Initial Public Offering

         At December 31, 1998, approximately $10.1 million of the net proceeds of the Company's IPO had not been used and was invested in short-term, investment-grade securities.

ITEM 6.       Management's Discussion and Analysis or Plan of Operation.

Discontinued Operations

         As described under Item 1, the Company discontinued its operations at the end of 1997 because it was unable to achieve profitability. Since that time, the Company's only activity has been seeking a business combination opportunity that would enable the Company to redeploy its remaining cash into a new operating business. The Company's loss from the discontinued operations was $30,336 in 1998 and $4,054,557 million in 1997. The loss in 1997 included approximately $888,000 of costs associated with the discontinuance of the Company's operations.

Current Activities

         The Company's principal asset at present is its cash, which amounted to approximately $10.1 million as of March 1, 1999. This cash represents the remaining net proceeds from the Company's IPO. The Company's cash is currently invested in short-term, investment-grade securities. The Company's income from continuing operations was $58,377 in 1998. This income represents the Company's interest income of $546,920 less general and administrative expense of $488,543. The Company's general and administrative expenses in 1998 consisted primarily of
(i) costs associated with being a public company (including legal and accounting fees and directors' and officer's insurance) and (ii) cost associated with searching for a business combination opportunity.

         As described under Item 1, the Company has entered into a Merger Agreement. The Company's only activity at present is seeking to complete the Merger with Empire contemplated by the Merger Agreement. Until the Company completes the Merger, the Company expects that its principal cash requirement will be to pay (i) costs associated with being a public company and (ii) costs associated with consummating the Merger. Empire's obligation to complete the Merger is conditioned on, among other things, Integrated Technology having a minimum of $9.8 million of cash and cash equivalents as of the effective time of the Merger. The Company expects that it will be able to satisfy this condition, although there can be no assurance of this. The Company expects that, following completion of the Merger, its cash will be used to repay indebtedness of Empire that will be assumed in connection with the Merger.

ITEM 7.       Financial Statements.

         Furnished at end of report commencing on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

  Name                         Age         Positions
  ----                         ---         ---------

Executive Officers and
Directors

William Spier                  64          Acting Chief Executive Officer and
                                           Director
Barry L. Eisenberg             52          Secretary; Treasurer and Director
Simon M. Kahn                  42          Chief Financial Officer and Director
Bernard S. Appel               67          Director
Barry W. Blank                 58          Director
Alan P. Haber                  43          Director
Nicole R. Kubin                45          Director
Morton L. Landowne             51          Director
Morris J. Smith                41          Director
Michael Yudin                  52          Director


         William Spier became a director of the Company in October 1996 and became Acting Chief Executive Officer in November 1997. Mr. Spier has been a private investor since 1982 and, since 1989, has been the Chairman and President of Sutton Holding Corp., a private investment company. He also served as Chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996, and as Chief Executive Officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 through September 1996. From 1980 to 1981, Mr.

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

         Simon M. Kahn became a director of the Company in October 1996 and has served as Chief Financial Officer since March 1996. Following the discontinuance of the Company's operations at the end of 1997 (as described under Item 1), Mr. Kahn has worked for the Company on an as-needed basis and, since July 1998, has been employed in the intellectual property department of Tadiran Telecommunications Ltd. and its successor, E.C.I. Telecom, Ltd. Mr. Kahn served as Executive Vice President of the Company from March 1996 through the end of 1997 and as Director of Research and Development of the Company from 1993 through the end of 1997. From 1982 to 1992, Mr. Kahn was Chief Financial Officer of Empire Steel Trading Co., Inc., a metals trading company. Prior thereto, Mr. Kahn was an engineer at Loral Electronic Systems. Mr. Kahn holds a M.S. degree from the Columbia University School of Engineering and an M.B.A. degree in corporate finance from the Columbia University School of Business.

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

         Barry W. Blank became a director of the Company in December 1997. Mr. Blank is a stockbroker and has been a member of the New York Stock Exchange since 1981 and a member of the American Stock Exchange since 1978. Since October 1998, he has served as branch manager of the Phoenix office of Dirks & Co. Prior thereto, he managed a branch office of Coleman & Co. Securities (1995 to1997) and a branch office of RAS Securities (1994 to 1995). Mr. Blank is also a director of Action Industries, Inc. and Alfin, Inc.

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

         Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the period from January 1, 1998 through December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis (except that Mr. Eisenberg filed a Form 4 (Statement of Changes of Beneficial Ownership) late).

Item 10.      Executive Compensation

Executive Compensation

         The following table sets forth for the periods indicated information concerning the compensation earned by the Company's Acting Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 in 1998.

                           Summary Compensation Table

                                                                               Long Term
                                                                               Compensation
                                                  Annual Compensation          Awards
                                                 -------------------           ------------     All
                                                               Other Annual    Securities      Other
                                                               Compensation    Underlying    Compensation
Name and Principal Position                Year      Salary($)     ($)         Options (#)      ($)
---------------------------                ----      --------  ------------    -----------   ------------
William Spier......................        1998          ---          ---           ---       4,000(2)
     Acting Chief Executive Officer
     (from November 5, 1997)(1)            1997          ---          ---       130,000       6,000(2)

                                           1996          ---          ---        15,000         500(2)

----------
(1) Mr. Spier was appointed Acting Chief Executive Officer on November 5, 1997. Prior to being appointed Acting Chief Executive Officer, Mr. Spier was a director of the Company, but was not an employee or officer of the Company.

(2)      Represents directors' fees.

              In 1998, no options were granted to or exercised by the officer named in the Summary Compensation table above.

         The following table provides certain information concerning the options held by the officer named in the Summary Compensation table above as of December 31, 1998.

                                                    Options at End of 1998

                                                Number of Securities Underlying          Value of Unexercised In-the-
                                                Unexercised Options at Year End          Money Options at Year End
                                                -------------------------------          ----------------------------
Name                                            Exercisable       Unexercisable          Exercisable    Unexercisable
----                                            -----------       -------------          -----------    -------------
William Spier........................            17,500              127,500                $625            $9,374

Compensation of Directors

         Each director who is not an employee of the Company (including any officer that is serving as such without being paid a salary) is paid $500 for attendance (in person or by telephone) at meetings of the Board, and all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings. In addition, the Company in 1998 granted options to directors as described below:

                                        Number of
Name                                    Shares Underlying Option                Exercise Price Per Share
----                                    ------------------------                ------------------------
Barry Blank............................ 16,000                                  $1.6563
Simon Kahn............................. 20,000                                  $1.5625
Michael Yudin ......................... 16,000                                  $1.6563

         The Company terminated Mr. Eisenberg's consulting arrangement with the Company effective December 31, 1997. In connection therewith, the Company in 1998 paid Mr. Eisenberg $31,945 as severance.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership (as defined in Item 403 of Regulation S-B under the Securities Act of 1933) of the Company's Common Stock as of March 10, 1999 by
(i) each director of the Company, (ii) each person named in the Summary Compensation Table under Item 10--"Executive Compensation," and (iii) all directors and executive officers of the Company as a group. Except as indicated in the table, the Company is not aware of any stockholder that is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                                  Percentage of
Name and Address of                    Number of Common Shares    Common Stock
Beneficial Owner (1)                   Beneficially Owned(2)      Outstanding
-------------------                    ---------------------      -----------
Barry W. Blank.......................          859,600(3)            12.8%
Alan P. Haber........................        1,140,605(4)            17.8%
Barry L. Eisenberg...................          363,706(5)             5.9%
Simon M. Kahn........................          137,095(6)             2.2%
Bernard S. Appel.....................          141,600(7)             2.3%
Nicole R. Kubin......................           54,167(8)             *
Morton L. Landowne...................           36,410(9)             *
Morris J. Smith......................          48,667(10)             *
William Spier........................          79,669(11)             1.3%
Michael B. Yudin.....................         100,000(12)             1.6%
All executive officers and
directors as a group (10 persons)....       2,961,519(13)            39.6%

----------
* Less than 1%

(1)    Where no address is indicated, the address is c/o the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to cquire within 60 days after such date. For purposes of computing the a percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Consists of (i) 259,600 outstanding shares held by Mr. Blank and (ii) 600,000 shares underlying currently exercisable warrants held by Mr. Blank. Excludes any shares which may be owned by Mr. Blank's customers, in which he disclaims any beneficial or other interest and over which he has no voting or dispositive power.

(4) Consists of (i) 830,771 shares held by Mr. Haber, (ii) 276,444 shares underlying currently exercisable options held by Mr. Haber, (iii) 10,000 shares underlying currently exercisable warrants held by Mr. Haber and
       (iv) 23,390 shares held by Mr. Haber's wife. Mr. Haber disclaims any beneficial ownership of any stock owned by his wife.

(5)    Consists of (i) 700 currently outstanding shares held by Mr. Eisenberg,
       (ii) 76,667 shares underlying currently exercisable options held by Mr. Eisenberg, (iii) 1,000 shares underlying currently exercisable warrants held by Mr. Eisenberg, (iv) 500 shares owned by Mr. Eisenberg's wife and (v) 284,839 currently outstanding shares held by 241 Associates LLC, a limited liability company. Shafrira Wiener is the sole manager of 241 Associates LLC and as such has voting and investment power with respect to the shares held by 241 Associates LLC. Ms. Wiener is the daughter of Barry L. Eisenberg. A majority of the ownership interest of 241 Associates LLC is owned by Mr. Eisenberg and his wife and, as a result of such ownership interests, Mr. Eisenberg may influence the voting and disposition of the shares of Common Stock held by 241 Associates LLC. Mr. Eisenberg disclaims beneficial ownership of such shares and of the shares owned by his wife.

(6)    Consists of (i) 23,928 currently outstanding shares held by Mr. Kahn,
       (ii) 112,667 shares underlying currently exercisable options held by Mr. Kahn and (iii) 500 shares underlying currently exercisable warrants held by Mr. Kahn.

(7)    Consists of shares underlying currently exercisable options held by Mr.
       Appel.

(8)    Consists of (i) 25,000 currently outstanding shares held by Ms. Kubin,
       (ii) 25,000 shares underlying currently exercisable options held by Ms. Kubin and (iii) 4,167 shares underlying currently exercisable warrants held by Ms. Kubin.

(9) Consists of (i) 11,410 currently outstanding shares held by Landowne & Co., a corporation controlled by Mr. Landowne and (ii) 25,000 shares underlying currently exercisable options held by Mr. Landowne.

(10) Consists of (i) 7,000 currently outstanding shares held by Mr. Smith and (ii) 41,667 shares underlying currently exercisable options held by Mr. Smith. The Brook Road Nominee Trust, nominee for the Morris Smith Family Trust, is the owner of 163,653 outstanding shares of Common Stock. Esther Smith, the mother of Morris J. Smith, is the sole trustee of the Morris Smith Family Trust and as such has voting and investment power with respect to such shares. The Morris Smith Family Trust is a discretionary trust, the potential beneficiaries of which are Mr. Smith and members of his family. Mr. Smith disclaims any beneficial ownership of any and all shares owned by the Brook Road Nominee Trust.

(11) Consists of (i) 54,669 currently outstanding shares held by Mr. Spier and (ii) 25,000 shares underlying currently exercisable options held by Mr. Spier.

(12)   Consists of currently outstanding shares held by Mr. Yudin.

(13) Consists of 1,621,807 currently outstanding shares and 1,339,712 shares underlying currently exercisable options and warrants. Does not include 163,653 shares that Mr. Smith disclaims beneficial ownership of as described in footnote 10 above.

Item 12.      Certain Relationships and Related Transactions

         Certain relatives of Alan P. Haber were previously employed by the Company. Alan P. Haber is a director of the Company, beneficially owns more than 5% of the outstanding Common Stock of the Company, and served as Chairman and Chief Executive Officer until November 5, 1997. Set forth below is certain information concerning the compensation paid by the Company in 1997 to relatives of Mr. Haber. The Company no longer employs any relatives of Mr. Haber.

         1. Philip Haber, a brother-in-law of Alan Haber, was employed by the Company as warehouse manager and accounts receivable manager. Philip Haber received compensation of approximately $36,000 in 1997.

         2. Deena Haber, a sister-in-law of Alan Haber, served as assistant controller of the Company. Deena Haber received compensation of approximately $56,000 in 1997.

         3. Carol Haber, Alan Haber's wife, served as a graphic artist for the Company. Carol Haber received compensation of approximately $12,000 in 1997.

Item 13.      Exhibits, List and Reports on Form 8-K

         (a)  Exhibits

         2.1 Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, dated as of February 22, 1999

                  (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

         3.1      Amended and Restated Certificate of Incorporation of the
                  Registrant*

         3.2      Amended and Restated By-Laws of the Registrant*

         3.3 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

         3.4 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated May 11, 1997)

         10.1 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the bridge financing referred to in Note 4 of Notes to Condensed Consolidated Financial Statements included under Item 7 of this Report, having attached thereto the form of the notes and warrants issued in connection with such financing.*

         10.2     Registrant's 1996 Stock Option Plan*

         10.3 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

         10.4 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

         10.5 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

         10.6 Form of Indemnification Agreement between the Registrant and Edward Abramson (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

         10.7 Termination Agreement dated November 5, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1997)

         10.8 Form of Rights Agreement, dated as of July 23, 1997, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent, including all exhibits thereto

                  (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K dated July 23, 1997)

         10.9 Amendment to Rights Agreement, dated February 19, 1999, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

         21.1     List of subsidiaries of the Registrant*

         27.1     Financial Data Schedule***

--------------------------------------

* Incorporated by reference from the correspondingly numbered Exhibit in the Company's Registration statement on Form SB-2 (No. 333-9697)

**      Incorporated by reference from the correspondingly numbered Exhibit in the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1996 (File No. 001-12127)

***     Filed herewith

        (b)  Reports on Form 8-K

        The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Technology USA, Inc.

By:      /s/ William Spier
         --------------------------------
         William Spier
         Acting Chief Executive Officer
         March 23, 1999

/s/ William Spier
-----------------------------
William Spier
Acting Chief Executive Officer and Director (Principal Executive Officer) March 23, 1999

/s/ Simon Kahn
-----------------------------
Simon Kahn, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)
March 23, 1999

/s/ Bernard S. Appel
-----------------------------
Bernard S. Appel, Director
March 23, 1999

/s/ Barry W. Blank
-----------------------------
Barry W. Blank, Director
March 23, 1999

/s/ Barry L. Eisenberg
-----------------------------
Barry L. Eisenberg, Director
March  23, 1999

/s/ Alan P. Haber
-----------------------------
Alan P. Haber, Director
March 23, 1999

-----------------------------
Nicole R. Kubin, Director

/s/ Morton L. Landowne
-----------------------------
Morton L. Landowne,
Director
March 23, 1999


-----------------------------
Morris J. Smith, Director

/s/ Michael Yudin
-----------------------------
Michael Yudin, Director
March 23, 1999

INTEGRATED TECHNOLOGY USA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1997 and 1998

Index to Consolidated Financial Statements


                                                                                                 Page
                                                                                                 ----

Report of Independent Accountants                                                                F-2

Consolidated Balance Sheet as of December 31, 1998                                               F-3

Consolidated Statements of Operations for the years ended December 31, 1997 and 1998             F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended
  December 31, 1997 and 1998                                                                     F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998             F-6

Notes to Consolidated Financial Statements                                                       F-7

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Integrated Technology USA, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Technology USA, Inc. and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company has discontinued all of its operations as of December 31, 1997. Management's intentions regarding such matters are also described in Note 1. The accompanying consolidated financial statements have been adjusted to reflect the discontinuation of operations.

PRICEWATERHOUSECOOPERS LLP
New York, New York
January 25, 1999, except as to Note 8 which is as of February 22, 1999

                         INTEGRATED TECHNOLOGY USA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                          December 31,
                                                                                                              1998
                                                                                                              ----
Current assets:
          Cash and cash equivalents                                                                        $10,109,736
          Prepaid expenses and other current assets                                                             82,790
                                                                                                           -----------

                    Total current assets                                                                   $10,192,526
                                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable and other current liabilities                                                       $29,714
          Accrued professional fees                                                                            144,950
                                                                                                              --------

                    Total current liabilities                                                                  174,664
                                                                                                              --------
Commitments and contingencies
Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding
          Common stock, $.01 par value, 40,000,000 shares authorized; 6,139,401 shares issued and                62,425
outstanding
          Additional paid-in capital                                                                         21,697,827
          Treasury stock, at cost, 107,048 shares                                                             (217,500)
          Accumulated deficit                                                                              (11,524,890)
                                                                                                           ------------
           Total stockholders' equity                                                                        10,017,862
                                                                                                            -----------
                    Total liabilities and stockholders' equity                                              $10,192,526
                                                                                                            ===========


The accompanying notes are an integral partof these consolidated financial statements.


                         INTEGRATED TECHNOLOGY USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          1997          1998
                                                          ----          ----
Interest income, net                                      $622,333     $546,920
Expenses - general and administrative                                   488,543
                                                      -------------     -------

Income from continuing operations                          622,333       58,377
Discontinued operations:
Loss from discontinued operations                       (3,166,236)     (30,336)
Loss on disposal of discontinued operations               (888,321)           --
                                                          ---------     --------

                Loss from discontinued operations       (4,054,557)     (30,336)
                                                        -----------     --------
                              Net (loss) income        $(3,432,224)     $28,041
                                                       ============     =======
Earnings per share from continuing operations - basic        $0.10        $0.01
Loss per share from discontinued operations                  (0.67)       (0.01)
                                                             ------       ------
Net (loss) income per share - basic                         $(0.57)       $0.00
                                                            =======       =====
Net (loss) income per share - diluted                       $(0.57)       $0.00
                                                          =========   =========
Weighted average shares outstanding - basic               6,041,181   6,115,361
Weighted average shares outstanding - diluted             6,041,181   6,220,452



The accompanying notes are an integral part of these consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common Stock       Amount     Additional  Common Stock     Treasury     Accumulated
                                           Shares                     Paid-in  to be Issued        Stock         Deficit
                                                                      Capital

Balance at January 1, 1997              6,005,179      $60,562    $21,678,032       $15,051   $(165,000)    $(8,120,707)
Issuance of previously exercised
Bridge Warrants and stock options          63,033          630         14,421      (15,051)           --              --

Exercise of options and warrants           40,458          405            457            --           --              --
Repurchase of shares                     (50,000)           --             --            --     (52,500)              --
Reversal of cumulative translation             --           --             --            --           --              --
adjustment

Net loss for 1997                              --           --             --            --                   (3,432,224)
                                         --------      -------        -------        ------   ----------     ----------
Balance at December 31, 1997            6,058,670       61,597     21,692,910            --     (217,500)    (11,552,931)
Exercise of Bridge Warrants                 8,334           83          4,917            --           --              --
Exercise of options                        72,397          745             --            --           --              --
Net income for 1998                            --           --             --            --                       28,041
                                       ----------     --------    -----------      --------   ----------     -----------
Balance at December 31, 1998            6,139,401      $62,425    $21,697,827       $          $(217,500)   $(11,524,890)
                                       ==========     ========   ============      ========   ==========    =============
                                     Cumulative          Total
                                    Translation  Stockholders'
                                     Adjustment         Equity

Balance at January 1, 1997             $173,726    $13,641,664
Issuance of previously exercised
Bridge Warrants and stock options            --             --

Exercise of options and warrants             --            862
Repurchase of shares                         --       (52,500)
Reversal of cumulative translation    (173,726)      (173,726)
adjustment

Net loss for 1997                            --    (3,432,224)
                                     ----------   -------------
Balance at December 31, 1997                 --      9,984,076
Exercise of Bridge Warrants                  --          5,000
Exercise of options                          --            745
Net income for 1998                          --         28,041
                                     ----------    -----------
Balance at December 31, 1998         $             $10,017,862
                                     ==========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                         1997              1998
                                                                         ----              ----
Cash flows from operating activities:

Net (loss) income                                                    $(3,432,224)           $28,041
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization                                              64,323                --
Loss on sale of property and equipment                                     84,176                --
Reversal of cumulative translation adjustment                           (173,726)                --
Changes in assets & liabilities:
   Assets of discontinued operations                                      361,769            79,904
   Prepaid expenses and other current assets                               10,749            78,110
   Accounts payable                                                     (321,586)          (58,583)
   Accrued expenses and other liabilities                               (129,301)         (125,431)
                                                                      ----------        -----------
          Net cash (used for) provided by operating activities        (3,535,820)             2,041
Cash flows used for investing activities:
Capital expenditures                                                     (89,708)                --
Proceeds from sales of property and equipment                             69,011                 --
                                                                         -------           --------
          Net cash used for investing activities                         (20,697)                --
                                                                        --------           --------
Cash flows from financing activities:
Proceeds from exercise of options and warrants                               862              5,745
Purchase of treasury stock                                               (52,500)                --
                                                                      -----------          --------
          Net cash provided by financing activities                      (51,638)             5,745
                                                                         --------          --------
Net (decrease) increase in cash and cash equivalents                  (3,608,155)             7,786
Cash and cash equivalents, beginning of year                          13,710,105         10,101,950
                                                                      -----------        ----------
Cash and cash equivalents, end of year                               $10,101,950        $10,109,736
                                                                     ===========        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and basis of presentation

Integrated Technology USA, Inc. (the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety. As a result, the Company's principal asset is its remaining cash and it intends to focus on seeking merger and/or acquisition opportunities that will enable it to deploy its cash into a new operating business.

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

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these assets and liabilities.

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

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method. The adoption of FAS 128 did not have a material impact of the net loss per share for the year ended December 31, 1997.

The computations of Basic EPS and Diluted EPS for the years ended December 31, 1997 and 1998 are as follows:

                            Year Ended December 31, 1997
                 ------------------------------------------------
                 Income Available to        Weighted Average
                 Common Stockholder        Shares Outstanding          EPS
                 ---------------------  -------------------------  ----------

Basic EPS             $(3,432,224)            6,041,181             $  (0.57)
                      ============            =========             =========

                                     Year Ended December 31, 1998
                        -------------------------------------------
                        Income Available to     Weighted Average
                        Common Stockholder      Shares Outstanding       EPS
                        -------------------     -------------------     -------

Basic EPS                   $28,041                6,115,361           $  0.00

Effect of dilutive
  stock options                  --                  105,091                --
                            -------                ---------          --------

Diluted EPS                 $28,041                6,220,452          $   0.00
                            =======                =========          ========

As of December 31, 1997, the Company had outstanding warrants and options to purchase an aggregate 5,013,069 shares of common stock, respectively, which were not included in the calculation of earnings per share for the year ended December 31, 1997, due to the anti-dilutive nature of these instruments.

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company tries to minimize its credit risk by diversifying its investment portfolio. As of December 31, 1998, the Company's cash and investments were diversified through three investment advisors.

3.  Discontinued Operations

In connection with its decision to discontinue its existing operations (see Note
1), the Company had substantially completed the disposition of its net assets and the settlement of its outstanding purchase commitments and lease obligations by December 31, 1997, resulting in a loss on disposal of approximately $888,000. Included in the loss on disposal is a gain of $173,726, representing the cumulative translation adjustment relating to the discontinued operations of the Company's Israeli subsidiaries. The Company's net cash outlay in connection with the discontinuation of its operations to date was approximately $1,225,000, of which approximately $962,000 was paid in the year ending December 31, 1997 and approximately $263,000 was paid in the year ending December 31, 1998. Revenues, costs and expenses of the Company's discontinued operations for the year ended December 31, 1997, excluding the above loss, were as follows:

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales                                          $    481,319

Cost of products sold                                   328,823
                                                        -------
Gross profit                                            152,496

Operating expenses

Selling, general and administrative                   2,804,437

  Research and development, net                         514,295
                                                      ---------

         Total costs and expenses                     3,318,732

         Loss from discontinued operations           (3,166,236)
                                                      =========

The loss from discontinued operations in the year ended December 31, 1998 of $30,336 was attributable to the write down of all remaining assets of discontinued operations.

4.  Common Stock

Stock repurchase plan

In April 1997, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate cost not to exceed $1,000,000. During the year ended December 31, 1997, the Company repurchased 50,000 shares for an aggregate cost of $52,500. No shares were repurchased during the year ended December 31, 1998.

Outstanding warrants

In connection with the a bridge financing during the year ended December 31, 1996, the Company issued warrants to purchase an aggregate of 199,174 shares of the Company's common stock at an exercise price of $0.60 per share. As of December 31, 1998, there were 90,838 such warrants outstanding.

In connection with its initial public offering in October 1996 (the "IPO"), the Company issued warrants to acquire 3,360,082 shares of its common stock at an exercise price of $9.00 per share, subject to adjustment under certain circumstances. These warrants are exercisable at any time during the four-year period commencing October 1, 1997.

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the IPO, the Company sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of the Company's common stock and/or 300,000 warrants to acquire 300,000 shares of the Company's common stock (the "Representative Warrants"). The Representative Warrants are initially exercisable at a price of $9.90 per share of common stock and approximately $0.17 per warrant for a four-year period commencing on the first anniversary of the issuance of such warrants. The warrants issuable upon exercise of the Representative Warrants are initially exercisable at a price of $14.85 and provide for adjustments in the number of shares of common stock and warrants issuable upon exercise of the Representative Warrants as a result of certain events.

5.  Income Taxes

There was no provision for income taxes for the years ended December 31, 1997 and 1998 due to the realization of a net loss for the year ended December 31, 1997 and the utilization of a net operating loss carryforward during the year ended December 31, 1998.

(Loss) income before United States and Israeli income taxes were as follows:

                              1997            1998
                              ----            ----
United States           $ (1,448,290)      $   28,041
Israel                    (2,157,660)              --
                         ------------      ----------
                        $ (3,605,950)      $   28,041
                         ============       =========

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets comprise the following:

                                                         December 31,
                                                 1997                  1998
                                                 ----                  ----


Compensatory stock options                   $   227,532           $        --
Net operating loss carryforwards-U.S.          2,201,765             4,362,340
Net operating loss carryforwards-Israel        1,630,800             2,097,297
Other                                             81,411                 9,895
                                             -----------            ----------
                                               4,141,508             6,469,532
Valuation allowance                          (4,141,508)            (6,469,532)
                                             -----------           -----------
                                                     --                     --
                                             ===========           ===========


Net operating loss carryforwards of approximately $10,900,000 at December 31, 1998 are due to expire in the years 2006 to 2013. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place. The annual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such an ownership change occurred upon completion of the IPO and from the additional equity financing obtained by the Company since its formation. Management estimates that the utilization of net operating losses of approximately $3,600,000 which were incurred prior to such ownership changes, will be limited to approximately $1,000,000 per annum.

At December 31, 1998 the net operating loss carryforwards for Innovative and CompuPrint in the State of Israel, which do not expire, amounted to approximately $5,169,000 and $657,000, respectively.

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Accounting Standard No. 109, "Accounting for Income Taxes", requires that a valuation allowance be recorded when it is more likely than not that deferred tax assets will not be realized. Since the Company has discontinued its operations, and future income is uncertain, and due to the limitation in the utilization of the net operating loss carryforwards described above, the Company has recorded a full valuation allowance against all deferred tax assets at December 31, 1998.

6.  Stock Options

The following is a summary of stock option activity:

                                            Number        Exercise price
                                          of shares         per share
                                          ---------       --------------

Options outstanding at January 1, 1997       877,956        $0.01 - 6.00
Granted                                      480,000       1.00 - 2.125
Exercised                                    (40,458)      0.01 - 0.05
Forfeited                                    (69,511)          6.00
Forfeited                                   (195,000)      1.00 - 2.125
                                           ---------
Options outstanding at
December 31, 1997                          1,052,987       0.01 - 6.00

Granted                                       52,000      $1.56 - $1.66
Exercised                                    (72,397)         $0.01
Forfeited                                    (20,878)     $0.01 - $6.00
                                         -----------
Options outstanding at
December 31, 1998                          1,011,712      $0.01 - $6.00
                                          ==========

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


545,588 and 572,381 options were exercisable at December 31, 1997 and 1998, respectively, at a weighted average exercise price of $2.97 and $3.01, respectively.

No compensation expense was recognized with respect to the stock options granted during the years ended December 31, 1997 and December 31, 1998 respectively.

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

As of December 31, 1998, the Company had granted options to purchase 1,075,944 shares under the 1996 Plan (303,778 of which had been forfeited), including an aggregate of approximately 882,001 options to executive officers and directors of the Company (of which 175,000 had been forfeited). Such options have an exercise price of ranging between $1.38 and $6.00 per share. The Company has also reserved 350,332 shares of Common Stock for possible future grants of options under the 1996 Plan.

As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25 and its related interpretations. Had the compensation cost for the options issued in 1997 and 1998 to officers, directors and employees been determined based upon the fair value at the grant date in accordance with the methodology prescribed under SFAS No. 123, the Company's net
(loss) income for the years ended December 31, 1997 and 1998 would have increased/decreased by approximately $682,612 (or $0.11 per share), and $809,850 (or $0.13 per share), respectively. The weighted average fair value of the options granted in 1997 and 1998 was estimated at $99,466, and 33,530 respectively, on the date of grant, using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        1997              1998
                                        ----              ----

Dividend yield                          0%                0%
Volatility                              68.72             70.0
Risk free interest rate                 6.10%             5.50%
Expected life                           101 months        97 months

7.  Stock Rights Agreement

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

In addition, if after any person has become an Acquiring Person, the Company is involved in a merger or other business combination transactions in which the Company is not the surviving entity or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's then current exercise price.

                         INTEGRATED TECHNOLOGY USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may redeem the Rights at one-quarter of a cent per Right at any time until ten days following a public announcement that an Acquiring Person has acquired a 15% position. During the years ended December 31, 1997 and 1998, no Rights were exercised or redeemed. The Rights expire on July 23, 2007.

8.     Subsequent events

On February 22, 1999 the Company signed a merger agreement (the "Merger Agreement") with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. The merger is subject to approval of the Company's shareholders and will effect a change in control of the Company. Under the terms of the Merger Agreement, Empire will be merged with and into the Company and the Company will issue to the current shareholders of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock will be placed in escrow. Some or all of the escrowed shares will be released to the stockholders of Empire based on a two-year earn-out formula. Any escrowed shares not released to the stockholders of Empire will be returned to the treasury of the merged company or retired. Upon completion of the merger, the merged company will continue the business of Empire. Prior to signing the Merger Agreement, the Company amended its Rights Plan to provide that (1) neither the signing of the Merger Agreement with Empire, nor the consummation of the merger, will have any affect on the Rights and (2) the Rights Plan will terminate upon completion of the merger with Empire.