Form 10QSB
period 1999-03-31
INTEGRATED TECHNOLOGY USA INC
filed 1999-05-13
CIK 1019272

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1999

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from        to
                                        ------    ------

Commission file number 001-12127

                        INTEGRATED TECHNOLOGY USA, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                              22-3136782
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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,139,401 shares of common stock outstanding as of April 30, 1999

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                                                              2
                        INTEGRATED TECHNOLOGY USA, INC.
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX



                                                                                          Page

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

        Condensed Consolidated Balance Sheet as of March 31, 1999 (unaudited)..............3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 1998 and 1999 (unaudited).............................. ....4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1998 and 1999 (unaudited)...................................5

        Notes to Condensed Consolidated Financial Statements (unaudited)...................6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................................8

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds..........................................9

Item 5  Other Information..................................................................9

Item 6  Exhibits and Reports on Form 8-K...................................................9

        Signatures.........................................................................9

Integrated Technology USA, Inc.
                                                                        Part I
Condensed Consolidated Balance Sheet
------------------------------------------------------------------------------

                                                                    March 31,
                                                                      1999
                                                                    ---------
                                                                   (Unaudited)

Current assets:
  Cash and cash equivalents                                        $10,115,955
  Prepaid expenses and other current assets                             73,575
                                                                   -----------
   Ttoal current assets                                            $10,189,530
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   130,204
  Accrued expenses                                                      44,601
                                                                   -----------
    Total current liabilities                                          174,805
                                                                   -----------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 6,139,401 shares issued and outstanding                 62,425
  Additional paid-in capital                                        21,768,888
  Treasury stock, at cost, 107,048 shares                             (217,500)
  Accumulated deficit                                              (11,599,088)
                                                                   -----------
  Total stockholders' equity                                        10,014,725
                                                                   -----------
    Total liabilities and stockholders' equity                     $10,189,530
                                                                   ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Operations
------------------------------------------------------------------------------

                                                Three Months Ended March 31,
                                                  1998               1999
                                                --------           --------
                                                        (Unaudited)
Interest income, net                          $  139,411         $  123,759
Expenses - general and administrative            (92,810)          (197,957)
                                              ----------          ---------
    Net income (loss)                         $   46,601         $  (74,198)
                                              ==========         ==========
Net income (loss) per share -
    basic and diluted                         $     0.01         $    (0.01)
                                              ==========         ==========
Weighted average shares outstanding            6,079,126          6,139,401



 The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.

Condensed Consolidated Statement of Cash Flows
------------------------------------------------------------------------------


                                                Three Months Ended March 31,
                                                  1998               1999
                                                --------           --------
                                                        (Unaudited)

Net income (loss)                             $    46,601       $   (74,198)
Adjustments to reconcile net income (loss)
  to net cash (used for) provided by
  operating activities:
    Non-cash compensation expense                      --            71,061
    Change in Assets & Liabilities
      Assets of Discontinued Operations            31,344                --
      Other assets                                 35,442             9,215
      Accounts payable                             12,666           100,490
      Accrued expenses and other liabilities     (226,690)         (100,349)
                                              -----------       -----------
        Net cash (used for) provided by
          operating activities                   (100,637)            6,219
Cash flows from financing activities
  Proceeds form exercise of options and
    bridge warrants                                 5,354                --
                                              -----------       -----------
    Net cash provided by financing activities       5,354                --
                                              -----------       -----------
Net (decrease) increase in cash and
  cash equivalents                                (95,283)            6,219
Cash and cash equivalents, beginning
  of period                                    10,101,950        10,109,736
                                              -----------       -----------
Cash and cash equivalents, end of period      $10,006,667       $10,115,955
                                              ===========       ===========




 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                              6
Integrated Technology USA, Inc.
-------------------------------------------------------------------------------

Notes to Condensed Consolidated Financial Statements (Unaudited)


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

         On February 22, 1999, the Company signed a merger agreement with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. The merger is subject to approval of the Company's shareholders and will effect a change in control. Under the terms of the Agreement and Plan of Merger, Empire will be merged with and into the Company, and the Company will issue to the current shareholders of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock will be placed in escrow. Some or all of the escrowed shares will be released to the stockholders of Empire based on a two-year earn-out formula. Any escrowed shares not released to the stockholders of Empire will be returned to the treasury of the merged company or retired. Upon completion of the merger, the merged company will continue the business of Empire.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

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

                                                                              8
Integrated Technology USA, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
-------------------------------------------------------------------------------


3.       Non-cash Compensation Expense

         In February 1999, the Company's board approved the extension of the expiration date of certain options held by its former Chairman. These options were originally granted to the former Chairman in 1994. The board agreed to extend these options because the former Chairman was precluded from selling the shares underlying these options as a result of trading restrictions that were imposed during the extended period during which the Company was engaged in seeking a business combination opportunity. As a result of such extension, the Company recorded a non-cash compensation charge of approximately $71,000 during the three months ended March 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto of Integrated Technology USA, Inc. (the "Company"), included herein and the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

         The Company's principal asset at present is its cash, which amounted to approximately $10.1 million as of March 31, 1999. This cash represents the remaining net proceeds from the Company's initial public offering. The Company's cash is currently invested in short-term investment grade securities. The Company had a net loss from operations in the three months ended March 31, 1999 of approximately $74,000. This loss reflected interest income of approximately $124,000 less (i) operating expenses of approximately $127,000 and (ii) non-cash compensation expense of approximately $71,000. The non-cash compensation expense resulted from the extension of certain options as described in Note 3 to the Condensed Consolidated Financial Statements included elsewhere herein.

         On February 22, 1999, the company announced that it had agreed to merge with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Upon completion of this merger (the "Merger"), the merged company will change its name to "Empire Resources, Inc." and will continue the business of Empire. Empire had net sales of $101 million and pre-tax earnings of approximately $2.5 million for the fiscal year ended December 31, 1998.

         Completion of the Merger is subject to certain conditions, including approval by the stockholders of the Company. Although the Company anticipates that the Merger will be completed during the third quarter of 1999, there can be no assurance of this.

         The Company's only activity at present is seeking to complete the Merger. Until the Company completes the Merger, the Company expects that its principal cash requirement will be to pay (i) costs associated with being a public company and (ii) costs associated with consummating the Merger. The costs associated with being a public company are principally professional fees and director's fees. The costs associated with consummating the merger include professional fees, the costs associated with proxy solicitations, the costs of fairness opinions and other transaction costs. The Company believes that its existing cash will be sufficient to fund the Company's cash requirements until consummation of the Merger.

         The executive officers of the Company are not currently receiving any cash compensation for their services (their sole compensation at present being stock options). The Company may, however, resume paying cash compensation to its executive officers in the future.

                                    Part II

Item 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         At December 31, 1998, the remaining net proceeds from the Company's initial public offering amounted to approximately $10.1 million. During the three months ended March 31, 1998, the Company did not use any of such net proceeds to fund its working capital requirements.

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

Dated: May 13, 1999