Form 10QSB
period 1999-06-30
INTEGRATED TECHNOLOGY USA INC
filed 1999-08-03
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from     to
- ----   ----

Commission file number 001-12127

INTEGRATED TECHNOLOGY USA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                       22-3136782
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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,139,401 shares of common stock outstanding as of July 30, 1999

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                         INTEGRATED TECHNOLOGY USA, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1            Financial Statements

                  Condensed Consolidated Balance Sheet as of June 30, 1999 (unaudited)....................3

                  Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1998 and 1999 (unaudited).................................4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1998 and 1999 (unaudited).........................................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)........................6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................8

PART II  OTHER INFORMATION

Item 2            Changes in Securities and Use of Proceeds...............................................9

Item 5            Other Information.......................................................................9

Item 6            Exhibits and Reports on Form 8-K........................................................9

                  Signatures..............................................................................9

Integrated Technology USA, Inc.                                                3
                                                                         Part I

Condensed Consolidated Balance Sheet
- --------------------------------------------------------------------------------

                                                                                                                    June 30,
                                                                                                                      1999
      ----
Current assets:
          Cash and cash equivalents                                                                                 $10,079,305
          Prepaid expenses and other current assets                                                                      66,233
    -----------
                    Total current assets                                                                            $10,145,538
         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                                                                              $39,409
          Accrued expenses                                                                                               44,758
    -----------
                    Total current liabilites                                                                             84,167
    -----------
Commitments and contingencies (Note 10)
Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding
          Common stock, $.01 par value, 40,000,000 shares authorized; 6,139,401 shares issued and outstanding            62,425
          Additional paid-in capital                                                                                 21,768,888
          Treasury stock, at cost, 107,048 shares                                                                      (217,500)
          Accumulated deficit                                                                                       (11,552,442)
    -----------
           Total stockholders' equity                                                                                10,061,371
    -----------
                    Total liabilities and stockholders' equity                                                      $10,145,538
         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.                                                4

Condensed Consolidated Statement of Operations
- --------------------------------------------------------------------------------


                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                           1998           1999           1998           1999
                                                           ----           ----           ----           ----

Interest income, net                                $   136,691    $   121,289    $   276,102    $   245,048
Expenses - general and administrative                  (121,036)       (74,643)      (213,846)      (272,600)
                                                    -----------    -----------    -----------    -----------
          Net Income (Loss)                         $    15,655    $    46,646    $    62,256    $   (27,552)
                                                    ===========    ===========    ===========    ===========
Net income (loss) per share - basic                 $      0.00    $      0.01    $      0.01    $     (0.00)
Net income (loss) per share - diluted               $      0.00    $      0.01    $      0.01    $     (0.00)
                                                    ===========    ===========    ===========    ===========
Weighted average shares outstanding - basic           6,103,679      6,139,401      6,091,470      6,139,401
Weighted average shares outstanding - diluted         6,253,762      6,363,966      6,245,012      6,139,401

- --------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Technology USA, Inc.                                               5

- --------------------------------------------------------------------------------
Consolidated Statement of Cash Flows



                                                                                     Six Months Ended June 30,
                                                                                        1998            1999
                                                                                        ----            ----
                                                                                            (Unaudited)
Net income (loss)                                                                $     62,256    $    (27,552)
Adjustments to reconcile net loss to net cash used for operating activities:
     Non-cash compensation expense                                                       --            71,061
     Change in Assets & Liabilities
               Assets of Discontinued Operations                                       49,615            --
               Other assets                                                            63,686          16,557
               Accounts payable                                                       (47,405)          9,695
               Accrued expenses and other liabilities                                (230,048)       (100,192)
                                                                                 ------------    ------------
                    Net cash used for operating activities                           (101,896)        (30,431)
Cash flows from financing activities
     Proceeds from exercise of options and bridge warrants                              5,735            --
                                                                                 ------------    ------------
          Net cash provided by financing activities                                     5,735            --
                                                                                 ------------    ------------
Net decrease in cash and cash equivalents                                             (96,161)        (30,431)
Cash and cash equivalents, beginning of year                                       10,101,950      10,109,736
                                                                                 ------------    ------------
Cash and cash equivalents, end of year                                           $ 10,005,789    $ 10,079,305
                                                                                 ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

- --------------------------------------------------------------------------------

Integrated Technology USA, Inc.                                               6

Notes to Condensed Consolidated Financial Statements (Unaudited)
- --------------------------------------------------------------------------------

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

Integrated Technology USA, Inc.                                                7

Notes to Condensed Consolidated Financial Statements
(Unaudited)
- --------------------------------------------------------------------------------

3.       Non-cash Compensation Expense

         In February 1999, the Company's board approved the extension of the expiration date of certain options held by its former Chairman. These options were originally granted to the former Chairman in 1994. The board agreed to extend these options because the former Chairman was precluded from selling the shares underlying these options as a result of trading restrictions that were imposed during the extended period during which the Company was engaged in seeking a business combination opportunity. As a result of such extension, the Company recorded a non-cash compensation charge of approximately $71,000 during the six months ended June 30, 1999.

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

         The Company's principal asset at present is its cash, which amounted to approximately $10.1 million as of June 30, 1999. This cash represents the remaining net proceeds from the Company's initial public offering. The Company's cash is currently invested in short-term investment grade securities. The Company had net income from operations in the three months ended June 30, 1999 of approximately $47,000, which represents interest income of approximately $121,000, less operating expenses of approximately $75,000. The Company had a net loss from operations in the six months ended June 30, 1999 of approximately $28,000, which represents interest income of approximately $245,000, less non-cash compensation expense of approximately $71,000 and operating expenses of approximately $202,000.

         On February 22, 1999, the company announced that it had agreed to merge with Empire Resources, Inc. ("Empire"), a distributor , semi-finished aluminum products. Upon completion of this merger (the "Merger"), the merged company will change its name to "Empire Resources, Inc." and will continue the business of Empire. Empire had net sales of $101 million and pre-tax earnings of approximately $2.5 million for the fiscal year ended December 31, 1998.

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

         The executive officers of the Company are not currently receiving any cash compensation for their services, except for a $25,000 bonus that was paid to the Company's Acting Chief Executive Officer in July 1999. The Company may, however, resume paying cash compensation to its executive officers in the future.

                                                                               9
                                     Part II

Item 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         At December 31, 1998, the remaining net proceeds from the Company's initial public offering amounted to approximately $10.1 million. During the six months ended June 30, 1999, the Company utilized approximately $30,000 of such proceeds to fund its working capital requirements.


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


Dated: July 30, 1999