Form 10QSB
period 1999-09-30
EMPIRE RESOURCES INC /NEW/
filed 1999-11-15
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to ----

Commission file number 001-12127

EMPIRE RESOURCES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                        22-3136782
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)

One Parker Plaza
Fort Lee, NJ 07024
(Address of Principal Executive Offices)

201 944-2200
(Issuer's Telephone Number, Including Area Code)

INTEGRATED TECHNOLOGY USA, INC.
(Former Name)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,524,162 shares of common stock outstanding as of September 30, 1999.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                             EMPIRE RESOURCES, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX



                                                                           Page

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1998 and
         September 30, 1999 (unaudited).....................................  3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 1998 and 1999 (unaudited)......  4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and 1999 (unaudited)...............  5

         Notes to Condensed Consolidated Financial Statements(unaudited)....  6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  8



PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders................ 11

Item 6   Exhibits and Reports on Form 8-K................................... 12

         Signatures......................................................... 13

Empire Resources, Inc.
                                                                         Part I
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                   December 31,             September 30,
                                                                                       1998                     1999
                                                                                                             (Unaudited)
Assets
Cash and cash equivalents                                                                $147,719               $1,553,094
Trade accounts receivable, net                                                         20,438,800               24,928,486
Inventories                                                                            14,005,173               18,703,411
Other current assets                                                                      147,764                  412,322
                                                                            ---------------------     --------------------
Total current assets                                                                   34,739,456               45,597,313

Deferred financing costs, net                                                                  --                   50,329

Furniture and equipment                                                                   283,365                  305,251
Less: accumulated depreciation                                                          (200,596)                (229,676)
                                                                             --------------------     --------------------
Net furniture and equipment                                                                82,769                   75,575

Loans due from employees and third party                                                  165,000                       --
                                                                             --------------------       ------------------
Total assets                                                                          $34,987,225              $45,723,217
                                                                                      ===========               ==========
Liabilities and Stockholders' Equity
Notes payable -- banks                                                                $15,900,000              $23,900,000
Notes payable to former stockholders                                                           --                  152,898
Trade accounts payable                                                                  7,834,845               10,180,439
Accrued expenses                                                                          528,600                1,473,369
Distributions payable to former stockholders                                                   --                   96,482
                                                                              -------------------      -------------------
Total current liabilities                                                              24,263,445               35,803,188
                                                                              -------------------      -------------------
Commitments

Stockholders equity:
Common stock                                                                               50,000                  155,242
   1998-no par value; 200 shares authorized;
            10 shares issued and outstanding
   1999-$.01 par value; 40,000,000 shares authorized;
             15,524,162 shares issued and outstanding
Additional paid in capital                                                                     --                9,844,758
Cumulative translation adjustment                                                              --                   37,460
Retained earnings (deficit)                                                            10,673,780                 (67,431)
Treasury stock                                                                                 --                 (50,000)
                                                                              -------------------       ------------------
Total stockholders' equity                                                             10,723,780                9,920,029
                                                                               ------------------      -------------------
Total liabilities and stockholders' equity                                            $34,987,225              $45,723,217
                                                                               ==================      ===================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

Empire Resources, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
-------------------------------------------------------------------------------

                                                           Three months ended                     Nine months ended
                                                              September 30,                          September 30,
                                                         1998               1999               1998               1999

Net sales                                                 $24,310,261       $32,887,222         $76,754,561       $79,172,162
CCost of goods sold                                        22,271,327        30,372,855          71,171,639        73,297,199
                                                  ------------------- -----------------   -----------------  ----------------
Gross profit                                                2,038,934         2,514,367           5,582,922         5,874,963

Selling, general and administrative expenses                  729,376           816,163           2,177,959         2,304,283
                                                  ------------------- -----------------   -----------------  ----------------
Operating income                                            1,309,558         1,698,204           3,404,963         3,570,680

Interest expense                                              310,813           701,668           1,007,573         1,678,914
                                                   ------------------ ------------------  -----------------  ----------------
Income before income taxes                                    998,745           996,536           2,397,390         1,891,766
Income taxes                                                       40            59,125               1,183            72,535
                                                  ------------------- -----------------   -----------------  ----------------
Net income                                                   $998,705          $937,411          $2,396,207        $1,819,231
                                                  =================== =================   =================  ================
Earnings per share -- basic                                     $0.18             $0.15               $0.43             $0.31
Earnings per share -- diluted                                   $0.18             $0.15               $0.43             $0.31

Weighted average shares outstanding -- basic                5,560,250         6,427,774           5,560,250         5,852,602
Weighted average shares outstanding -- diluted              5,560,250         6,464,743           5,560,250         5,865,061

Pro forma income taxes                                       $379,523          $378,684            $911,008          $718,871
Pro forma net income                                         $619,222          $617,852          $1,486,382        $1,172,895
Pro forma earnings per share-basic                              $0.11             $0.10               $0.27             $0.20
                           diluted                              $0.11             $0.10               $0.27             $0.20

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Empire Resources, Inc.

-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Nine months ended September 30,
                                                                                            1998                  1999
Cash flows from operating activities
   Net income                                                                                 $2,396,207           $1,819,231
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
         Depreciation and amortization                                                            31,332               37,213
         Decrease (increase) in accounts receivable                                            4,542,803           (4,489,686)
         Decrease (increase) in inventories                                                   12,916,978           (4,093,092)
         Increase in other assets                                                               (259,420)            (704,703)
         (Decrease) increase in trade accounts payable                                       (15,000,325)           2,345,595
         (Decrease) Increase in accrued expenses                                                 (56,711)             991,484
                                                                                      ------------------   ------------------
             Net cash provided by (used in) operating activities                               4,570,864           (4,093,960)
                                                                                      ------------------  -------------------

Cash flows from investing activities:
     Additions to fixed assets                                                                   (61,250)             (21,886)
                                                                                     -------------------   ------------------
             Net cash used in investing activities                                               (61,250)             (21,886)
                                                                                    --------------------   ------------------
Cash flows from financing activities:
     (Repayments of) proceeds from notes payable-banks                                        (1,825,000)           8,000,000
     Distributions to stockholders                                                            (2,820,000)         (11,801,059)
     Cash acquired upon merger                                                                       --             9,950,000
     Payment of merger costs                                                                         --              (569,258)
     Increase in deferred financing costs                                                            --               (58,462)
                                                                                     -------------------  -------------------
             Net cash (used in) provided by financing activities                              (4,645,000)           5,521,221
                                                                                     ------------------- --------------------
             Net (decrease) increase in cash and cash equivalents                               (135,386)           1,405,375
Cash at beginning of period                                                                      562,439              147,719
                                                                                     -------------------  -------------------
Cash at the end of period                                                                       $427,053           $1,553,094
                                                                                     ===================  ===================
Supplemental disclosures of cash information
           Cash paid during the period for:
           Interest                                                                           $1,007,573           $1,605,809
                                                                                     ===================  ===================
           Income Taxes                                                                              --               $32,500
                                                                                     ===================  ===================
Non-cash financing activity
     Notes payable to former stockholders- distribution                                              --              $152,898
                                                                                     ===================  ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Empire Resources, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

1.       Organization and Basis of presentation

         Empire Resources, Inc. (formerly known as Integrated Technology USA, Inc.) (the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. Since inception, the Company had generated limited revenues from the sale of its computer related products. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. The Company sought a merger/acquisition opportunity that would enable it to deploy its cash into a new operating business.

         On February 22, 1999, the Company signed a merger agreement with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Under the terms of the Agreement and Plan of Merger, and effective September 17, 1999, Empire was merged with and into the Company, and the Company issued to the then current shareholders of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock have been placed in escrow. Some or all of the escrowed shares will be released to the former stockholders of Empire based on a two-year earn-out formula. Any escrowed shares not released to the former stockholders of Empire will be returned to the treasury of the merged company or retired. Upon completion of the merger, the Company changed its name to Empire Resources, Inc. The merged company will continue the aluminum business of Empire.

         For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated only from the September 17, 1999 merger date.

         Prior to the merger Empire Resources Pacific Ltd., an affiliate of Empire Resources, Inc. operating in Australia became a wholly owned subsidiary of Empire in a combination of companies under common control, which was accounted for at historical cost in a manner similar to that in a pooling of interests.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Proxy statement dated August 6, 1999.

2.       Use of estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Actual results could differ from these estimates.


3.       Income Taxes and Pro Forma Income Taxes

         Empire had elected S corporation status for federal income tax purposes, and accordingly was not subject to federal tax on its income for periods prior to the September 17, 1999 merger with Integrated Technology USA, Inc. Income tax expense for periods prior to the merger date represents state and local taxes. Income tax expense for the three and nine month periods ended September 30, 1999 includes provisions for taxes on a C corporation basis on income earned from September 17, 1999.

         Pro forma income tax expense represents the provision for income taxes as if Empire had been a C corporation for all periods presented.

4.       Earnings Per Share

                                       Three months ended                 Nine months ended
                                          September 30,                      September 30,

                                      1998             1999               1998       1999
                                      ----             ----              -----       ----

         weighted average shares
         outstanding - basic         5,560,250        6,427,774          5,560,250           5,852,602

         dilutive effect of stock
         options and warrants                            36,969                                 12,459

         weighted average shares
         outstanding - diluted       5,560,250        6,464,743          5,560,250           5,865,061

         Basic earnings per share and pro forma basic earnings per share are based upon the weighted average number of common shares outstanding during each period. The shares issued to the former Empire Resources shareholders in the merger, excluding the 3,824,511 contingent shares which were placed in escrow, were considered outstanding for all periods presented. The shares of the former
  Integrated Technology shareholders were considered outstanding only from the September 17, 1999 merger date.

 Diluted earnings per share and pro forma diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. During the fourth quarter of 1999 one of the Company's suppliers signed an agreement with Alcoa to sell a majority interest in the supplier. In the past, such agreements have had the effect of terminating Empire's ability to purchase material from that supplier after the transaction has been completed. The Company has already taken steps to replace this volume from both existing and new vendors. Empire expects that it will further expand its supply sources later in 2000 when an existing supplier, with whom Empire enjoys an exclusive, long-term relationship, is scheduled to expand production at a new facility.

The merger between Integrated and Empire was completed on September 17, 1999. For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated only from the September 17, 1999 merger date. Prior to the merger Empire Resources Pacific became a wholly owned subsidiary of Empire in a combination of companies under common control, which was accounted for at historical cost in a manner similar to that in a pooling of interests.

Tax Status

Prior to the merger, Empire Resources has been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Prior to the merger Integrated was a C corporation and post merger the Company is taxed as a C corporation.

Results of Operations--the Three and Nine months ended September 30, 1998 and 1999.

Net sales increased $8.6 million or 35% from $24.3 million in the third quarter of 1998 to $32.9 million in the third quarter of 1999 and increased by $2.4 million for the nine month period. Empire's main constraint is the amount of product its suppliers have available for sale. The increase in sales in the third quarter represents an increase in the mills availability for export during this quarter. This increase in shipments came from existing supply relationships. Gross profit increased 23% in the third quarter of 1999 over the third quarter of 1998 and 5% for the nine months of 1999 over the nine months of 1998, due to the increase of sales. Selling, General and Administrative expenses increased from $0.7 million to $0.8 million for the three month period of September 1998 and 1999 respectively, and from $2.2 million for the nine months of September 1998 to $2.3 million for the nine months of September 1999. This increase is primarily due to changes in salaries and new personnel hired to improve customer services.

Interest expense increased from $0.3 during the third quarter of 1998 to $0.7 million during the third quarter of 1999, and from $1.0 million to $1.7 million for the nine months ending September 30, 1998 and 1999 respectively. The increase in interest expense during the third quarter is primarily a result of the issuance of promissory notes to stockholders, as described under -"Distribution of Surplus Net Worth--Distribution of Promissory Notes" below.

Distribution of Surplus Net Worth

In February 1999, Empire determined to distribute to the former Empire stockholders an amount ("Surplus Net Worth") equal to 60% of the pre-distribution total fair value of Empire's business and net assets inclusive of good will and going concern value, and in particular the full premium value of Empire's supply contracts (which total value Empire and the former Empire stockholders agreed was not less than $19 million), but in no event more than the total stockholders' equity of Empire as shown on the balance sheet of Empire as of December 31, 1998 (or $10,922,475). Empire carried out the foregoing through the distribution to the Empire Stockholders of the Asset Backed Notes described under "--Distribution of Promissory Notes" below.

Empire also determined to recalculate its Surplus Net Worth as of the effective time of the merger (with Empire's Surplus Net Worth equaling for such purpose the total stockholders' equity of Empire as shown on its balance sheet as of the Effective Time), and to make additional distributions (described under "--Possible Additional Distributions" below) to the former Empire stockholders to reduce such Surplus Net Worth to approximately zero. As a consequence of the foregoing, Empire has made certain distributions to the former Empire stockholders as described below.

Distribution of Promissory Notes

On February 19, 1999, Empire distributed to the Empire stockholders two promissory notes (the "Asset Backed Notes") in the aggregate principal amount of $10,922,475. The Asset Backed Notes: (1) bore interest at the rate of 6% per annum, (2)were due and payable in full on September 30, 1999 (as extended from June 30, 1999), and (3) were secured by all accounts receivable and inventory of Empire that were in existence on the date the notes were issued and by any proceeds received in respect of such collateral. Empire was required to deposit any proceeds constituting collateral into a segregated collateral account. The funds in this account were used to repay the Asset Backed Notes at maturity. Because Empire had been segregating funds in a collateral account as described above, Empire had been required to increase its borrowings under its credit facility in order to fund its working capital requirements.

Prior to completion of the merger, Empire made such additional distributions to the former Empire stockholders as was necessary to reduce Empire's Surplus Net Worth, measured as of the effective time of the merger, to approximately zero. Such distributions were in the form of cash or notes.

Accounting Treatment of  Restricted Stock Agreement

The Company and Nathan and Sandra Kahn, the former stockholders of Empire, entered into a restricted stock agreement with Mr. Harvey Wrubel. Mr. Wrubel is currently an employee of Empire and is Vice President of Sales of the surviving corporation. Pursuant to the restricted stock agreement, the Kahns have transferred to Mr. Wrubel 469,238 shares ("Restricted Shares") of common stock of the surviving corporation, which represents a portion of the shares that were received by the Kahns in the merger. The Restricted Shares are comprised of (i) 358,327 shares (the "Non-Contingent Restricted Shares") that will vest on specified dates over a three-year period, subject only to the condition that Mr. Wrubel continue to be employed by the surviving corporation as of the vesting date, and (ii) 110,911 shares (the "Contingent Restricted Shares") that will be subject to the same vesting criteria as the Non-Contingent Restricted Shares and, in addition, be subject to the condition that the number of shares (if any) that will vest will be a function of the after-tax net income of the surviving corporation over a specified period.

The transfer of the Restricted Shares from the Kahns to Mr. Wrubel did not involve the issuance of any shares by the surviving corporation or any cash expenditure by the surviving corporation. However, under applicable accounting rules, such transfer will be treated the same as if the surviving corporation had issued such shares to Mr. Wrubel as compensation for services and, accordingly, the surviving corporation is required to recognize an expense relating thereto. The expense relating to the Non-Contingent Restricted Shares will be based on the fair market value of the stock as of the grant date and be recognized over the vesting period. The expense relating to the Contingent Restricted Shares will be based on the fair market value of the stock as of the time of vesting and be recognized at the time of vesting. No expense will be recognized with respect to Contingent Restricted Shares that do not vest.

Liquidity and Capital Resources

Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with two commercial banks. The available line is $35 million as of September 30, 1999. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2001. As of September 30, 1999, the amount outstanding under Empires' revolving lines of credit was $23.9 million (excluding letters of credit in the amount of $7.1 million). Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to Empire's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies

Empire has contingent liabilities in the form of letters of credit to some of its suppliers. As of September 30, 1999, Empire's outstanding letters of credit amounted to $7.1 million. Under the terms of some of its supply contracts, Empire is required to take minimum tonnages as specified in those contracts. As a result, Empire could, under certain circumstances, be forced to sell the required tonnage at a loss.

Year 2000 Issues

Some computer software programs and computer hardware and computer chips embedded in operating systems may not correctly recognize dates beginning on and after January 1, 2000. This could result in those programs, hardware or systems becoming inoperable or experiencing other adverse consequences. Empire has reviewed its internal computer software programs and hardware and believes that they are year 2000 compliant. Empire's costs in connection with this review and making its software and hardware year 2000 compliant have not been and are not expected to be material. Empire has sought assurances from its suppliers, shippers and customers that their operations are year 2000 compliant, and has received assurances from many of them. However, Empire has no control over their compliance efforts. Furthermore, most of Empire's suppliers are located in foreign countries in which companies may not be as advanced in achieving year 2000 compliance as companies in the United States. There can be no assurance that year 2000 problems at Empire's suppliers or shippers will not interfere with Empire's ability to obtain supplies in a timely manner, if at all. Any such occurrence would have a material adverse effect on Empire's business. Furthermore, year 2000 problems may have a negative impact on the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.).


Forward Looking Statements

This report contains certain forward looking statements reflecting management's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, all of which are difficult to predict and many of which are beyond the control of the Company.


PART II
Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of Integrated Technology USA, Inc. ("Integrated") was held on September 15, 1999. At the annual meeting, the stockholders voted to approve and adopt the Agreement and Plan of Merger dated as of February 22,1999 (the "Merger Agreement"), among Integrated, Empire Resources, Inc., a Delaware corporation ("Empire"), Empire Resources Pacific Ltd., a Delaware corporation ("Empire-Pacific"), and the stockholders of Empire and Empire-Pacific. The Merger Agreement provided for, among other things, that
(i) Integrated would merge with Empire and (ii) the certificate of incorporation of the surviving corporation would be amended to change the name of the surviving corporation to "Empire Resources, Inc."

At the meeting, the stockholders also voted to elect directors to the board of directors of Empire. In addition, Integrated solicited the votes of stockholders to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 1999. There was no vote on the ratification of the appointment of KPMG LLP because as previously disclosed Richard A. Eisner & Company LLP has replaced KPMG as independent auditors.

         Prior to the annual meeting, the directors of Integrated and certain of their affiliates entered into agreements to vote the shares of Integrated common stock owned or controlled by them in favor of approval of the Merger Agreement. These directors and affiliates beneficially own an aggregate of 1,761,570 shares of Integrated common stock, which constitutes approximately 28.69% of the outstanding shares.

         The following table sets forth the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the annual meeting and each nominee to the board of directors.

-----------------------------------------------------------------------------------------------------------------
                                                   Votes       Votes          Broker Non-
Matter                               Votes For     Against     Withheld       Votes            Abstentions
-----------------------------------------------------------------------------------------------------------------
Merger Agreement                     3,928,975     108,024                    1,380,459        36,931
-----------------------------------------------------------------------------------------------------------------
Election of:
-----------------------------------------------------------------------------------------------------------------
    Nathan Kahn                      5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Sandra Kahn                      5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Jack Bendheim                    5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Barry W. Blank                   5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Barry L. Eisenberg               5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Peter G. Howard                  5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Nathan Mazurek                   5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    Morris J. Smith                  5,346,765                 107,624
-----------------------------------------------------------------------------------------------------------------
    William Spier                    5,308,733                 145,656
-----------------------------------------------------------------------------------------------------------------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibit is furnished with this report:

              27.1  Financial Data Schedule

         (b) In its report on Form 8-K dated September 24, 1999, the Company reported that it had dismissed PricewaterhouseCoopers LLP as the Company's certifying accountant. Attached to the Form 8-K as an exhibit was a letter from PricewaterhouseCoopers LLP agreeing to the statements made in the Form 8-K.

         In its report on Form 8-K dated October 8, 1999, the Company reported that it had appointed the firm of Richard A. Eisner & Company, LLP as the Company's certifying accountant.

         SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


EMPIRE RESOURCES, INC.


By:  Sandra Kahn
     -----------------------------
        Sandra Kahn
         Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)

Dated: November 15, 1999