Form 10KSB
period 1999-12-31
EMPIRE RESOURCES INC /NEW/
filed 2000-03-30
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[x]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934
      For the fiscal year ended December 31, 1999

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act For the
      transition period from      to
                             ----    ----

                        Commission file number 001-12127

                             EMPIRE RESOURCES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

--------------------------------------------------------------------------------
                  Delaware                                22-3136782
--------------------------------------------------------------------------------
       (State or Other Jurisdiction of       (I.R.S. EmployerIdentification No.)
       Incorporation or Organization)
--------------------------------------------------------------------------------

                                One Parker Plaza
                               Fort Lee, NJ 07024
                    (Address of Principal Executive Offices)

                                  201 944-2200
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

            Title of each class                       Name of each exchange on
            -------------------                       ------------------------
                                                      which registered
                                                      ----------------

Common Stock, par value $0.01 per share         American Stock Exchange

Redeemable Common Stock Purchase Warrants       American Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act: None

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form KSB. [ ]

      State issuer's revenues for its most recent fiscal year:  $107,112,064.

      As of March 15, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $6.0 Million Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,255,162 shares of common stock outstanding as of March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.

      Transitional Small Business Disclosure Format (check one):  Yes [ ]
No  [X]

                             EMPIRE RESOURCES, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      INDEX

10-KSB Part and Item No.                                                  Page
------------------------                                                  ----

                                     Part I

      Item 1      Description of Business.                                3

      Item 2      Description of Property.                                10

      Item 3      Legal Proceedings.                                      10

      Item 4      Submission of Matters to a Vote of Security Holders.    10


                                     Part II

      Item 5      Market for Common Equity and Related
                        Stockholder Matters.                              11

      Item 6      Management's Discussion and Analysis or
                        Plan of Operation.                                13

      Item 7      Financial Statements.                                   15

      Item 8      Changes In and Disagreements With Accountants
                        On Accounting and Financial Disclosure.           16


                                    Part III

      Item 9      Directors, Executive Officers, Promoters and Control
                        Persons, Compliance With Section 16(a) of
                        the Exchange Act.                                 17

      Item 10     Executive Compensation.                                 19

      Item 11     Security Ownership of Certain Beneficial Owners
                        And Management.                                   25

      Item 12     Certain Relationships and Related Transactions.         28

      Item 13     Exhibits and Reports on Form 8-K                        28

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

History

      Empire Resources, Inc. (the "Company") was incorporated in the State of Delaware in 1990 under the name Integrated Technology USA, Inc. ("Integrated"). The Company was in the business of designing, developing and marketing products for emerging computer related markets. Effective September 17, 1999, the name of the Company was changed to Empire Resources, Inc. From its inception until September 1999, the Company had generated limited revenues from the sale of its computer related products. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. The Company sought a merger/acquisition opportunity that would enable it to deploy its cash into a new operating business.

      On February 22, 1999, the Company signed an agreement to merge (the "Merger") with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. The merged company is continuing the aluminum business of Empire. In this report, the Company refers to Empire Resources, Inc., after the effective date of the Merger, and Integrated Technology USA, Inc., prior to the effective date of the Merger, and Empire refers to Empire Resources, Inc. as it existed prior to the effective date of the Merger. References to the Company include all subsidiaries, consolidated for purposes of the Company's financial statements.

      Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), effective September 17, 1999, Empire was merged with and into the Company, and the Company issued to the then current stockholders of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock have been placed in escrow. Some or all of the escrowed shares will be released to the former stockholders of Empire after March 31, 2001 based on a two-year earn-out formula. Any escrowed shares not released to the former stockholders of Empire will be returned to the treasury of the merged company or retired.

      In conjunction with the Merger, Empire Resources Pacific Ltd. ("Empire-Pacific"), then an affiliate of Empire operating in Australia, became a wholly owned subsidiary of Empire in a combination of companies under common control.

      In addition, the Company has two other wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated in Israel and are presently inactive.

      For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and the subsidiaries only from the September 17, 1999 merger date.

      Since the Merger, the Company and prior to the Merger, Empire, has been engaged principally in the purchase, sale and distribution of nonferrous metals to a diverse customer base located throughout North America and Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. Empire-Pacific acts as the Company's sales agent in Australia. The Company purchases from a wide array of suppliers located throughout the world. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

Strategy

      The Company's strategy for growth involves the following key elements:

      Provide Customers with High Level of Service and Cost Effective, Quality Products. The Company places great emphasis on providing customers with a high level of service. In particular, the Company works closely with its customers in order to learn the specific requirements of each customer. This enables the Company to provide each customer with cost-effective, quality materials matching the customer's particular needs. The Company also provides various ancillary services to its customers, including (1) arranging for products to be stored in warehouse facilities for release to the customer on a just-in-time delivery basis, (2) providing customers with timely information concerning market trends and product development, and (3) upon request by customers, arranging for subsequent metal processing or finishing services required by the customer.

      Expand Sources of Supply and Serve as Effective Marketing Channel for Suppliers. The Company constantly endeavors to increase its supply sources by expanding its relationships with existing suppliers and forming relationships with new suppliers. The Company seeks to build its supply relationships by serving as an effective marketing channel for its suppliers. The Company believes that, as it increases its supply sources, it will be able to increase sales to existing customers and attract new customers because it will be in a position to offer customers greater quantities and a wider range of products.

      Expand Geographically. Empire in 1996 expanded geographically by forming an affiliate to market its products in Australia and New Zealand. The Company will selectively seek additional opportunities to expand into new geographic areas.

      Acquire Capability to Provide Additional Value Added Services. The Company may seek to acquire the capability to provide its customers with additional value-added services (such as various processing or finishing services). The Company may accomplish this through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

The Industry

      Semi-finished aluminum products are produced by processing primary aluminum or aluminum scrap. A product is considered "semi-finished" if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products, and aluminum powder and paste.

      According to Brook Hunt, in 1998, the following industries accounted for the indicated percentages of western world consumption of aluminum: transportation (32%), packaging (20%), building (19%), machinery and equipment (9%), electrical (8%), consumer durables (6%), and other industries (6%).

      Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. The Company believes that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to The Aluminum Association Inc., demand for flat rolled aluminum sheet and plate products in the United States grew by 6.5% in 1999, and the entire category of semifinished products shipped 18.1 billion pounds in 1999.

Sales, Marketing and Services

      The Company endeavors to build its distribution within the aluminum industry by providing customers with quality products, access to alternative sources of supply, and comprehensive customer service. The Company offers customers a full range of services, including:

      o sourcing aluminum products from the appropriate supplier in order to meet pricing and delivery requirements;
      o    handling foreign exchange transactions;
      o assuming responsibility for the shipment and timely delivery of the product to the customer;
      o assisting customers in identifying materials matching their particular needs;
      o where necessary, arranging for subsequent metal processing and/or finishing services which may be required by the customer;
      o arranging for materials that have been ordered by a customer (and are subject to a firm purchase commitment) to be stored at an appropriate warehouse for release to the customers on a just-in-time delivery basis; and
      o providing customers with timely information concerning market trends and product development.

      The Company carefully monitors the timing and processing of orders to meet customers' needs and commits to fill orders within a time-period mutually agreed with the customer--generally within a 30 day window. The Company maintains constant and ongoing communication with its suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

      The Company primarily sells its products through its own marketing and sales personnel. In addition, the Company sells its products through independent sales agents located in the United States who receive a commission on sales. The Company typically places orders with its suppliers based upon orders that it has received from its customers. The Company's inventory generally represents material that has been ordered by customers but is being held pending delivery to such customers.

      In 1996, Empire extended its distribution territory by establishing Empire-Pacific to distribute Empire's products in Australia and New Zealand.

Backlog

      At December 31, 1999, the amount of backlog of firm orders was approximately $35 million, representing orders received from customers and placed into production with the Company's supplier mills. The Company expects to fill and invoice substantially all of the orders in the December 31, 1999 backlog during the period ending June 30, 2000.

Suppliers

      The Company enjoys exclusive representation arrangements with several foreign mills, as well as close and long-term relationships with key domestic vendors. The Company provides important services to its suppliers by:

      o serving as an integrated marketing and distribution channel for the export volume of foreign suppliers;
      o    purchasing manufacturing capacity from suppliers in bulk;
      o assuming responsibility for transporting the products that it purchases;
      o    eliminating foreign currency risks for suppliers; and
      o    ensuring prompt payment to suppliers for materials purchased.

      The Company strives to maintain long-term relationships with its suppliers and to be a significant distributor for them. By being a significant distributor for its suppliers, the Company is able to obtain competitive pricing and to influence quality standards and delivery practices.

      During 1999, the Company, and prior to the Merger, Empire, succeeded in expanding its supply sources to offset the loss of a previous supplier. The Company expects that it will further expand its supply sources in 2000 when an existing supplier, with whom the Company enjoys an exclusive, long-term relationship, is scheduled to begin full scale production at a new facility.

Customers

      The Company serves over 150 customers in diverse industries, including transportation, automobile, housing, appliances and packaging. In 1999, the top ten customers of the Company, and of Empire prior to the Merger, represented approximately 40% of its sales. These customers included five full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

      The Company's customers are located throughout the United States and Canada and, to a lesser extent, Australia and New Zealand. In 1999, customers in the United States accounted for approximately 75% of revenues, customers in Canada for approximately 15% , and customers in Australia and New Zealand for approximately 10%. The Company 's U.S. customer base is not regional.

      The Company insures its accounts receivable against credit risk by purchasing credit insurance. This insurance is generally subject to a 10% co-insurance provision with respect to each claim and there are limits on the amount of credit that the Company 's insurance carrier will underwrite with respect to each customer.

Transportation

       The Company arranges for the transportation to customers of the products that they purchase from the Company. When the Company purchases products from an overseas supplier, it accepts delivery either at the port in the supplier's home country or at the port of destination. If the Company takes delivery at a foreign port, it will generally arrange for transportation to the port of destination on regularly scheduled port-to-port sea-going transportation. Upon delivery of the products at the destination port, the Company uses rail and trucking services to deliver the products to its customers.

      The Company is generally able to negotiate volume transportation rates with vendors. As a result, it generally obtains lower rates than its customers or suppliers could obtain for themselves.

Competition

      The Company's principal competitors are North American aluminum producers, including Alcoa Inc. and Alcan Aluminum Limited which dominate the aluminum industry in North America. These companies are significantly larger and have greater financial resources than the Company. The Company also competes with other importers and agents that act for foreign aluminum producers. The Company believes that agents of foreign mills are generally less capable of serving the needs of North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that the Company offers its customers. As with other industries, a number of our competitors have developed and are developing e-commerce strategies for the sale of products over the Internet. Accordingly, the Company is studying the feasibility of and the means to implement this type of strategy.

                                  RISK FACTORS

      The Company's business is subject to a number of risk factors, including the following:

The Company's Foreign Supply Sources are Subject to Substantial Risks.

      The Company generally purchases aluminum products from foreign suppliers. Thus, its operations could be materially and adversely affected by changes in economic, political and social conditions in the countries where the Company currently purchases or may in the future purchase such products. Among other things, changes in laws, regulations, or the interpretation thereof, or restrictions on currency conversions and exports, could negatively affect the Company 's business. Although the trend in the markets in which the Company operates has been towards open markets and trade policies and the fostering of private economic activity, no assurance can be given that the governments will continue to pursue these policies or that such policies may not be significantly altered, especially in the event of a change in the leadership, or as a result of social or political upheaval or unforeseen circumstances affecting economic, political or social life.

Consolidation of Suppliers has Materially Impacted the Company's Operations.

      During the last several years, consolidations have been taking place among aluminum suppliers. Although the Company has in the past successfully replaced any suppliers lost as a result of industry consolidations, there can be no assurance that the Company would be able to replace the volume of production or the type of products supplied by any of its current vendors, if they were acquired or their operations terminated or were interrupted.

The Company is Highly Dependent on Supplier Relationships.

      The Company's operations and its sales strategy are highly dependent upon its supplier relationships. The Company's strategy also is based in large part upon its ability to maintain and increase its supplier base, permitting it to purchase sufficient materials at competitive prices. As a result, the termination or limitation by any principal supplier of its relationship with the Company could have a material adverse effect on the Company 's business.

      The Company's loss of any one of its material suppliers (or material default by any such supplier in its obligations to the Company) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to the Company, or for any other reason, would have at least a short-term material adverse effect on the Company's business.

Changing Aluminum Prices Could Impact the Company's Profit Margins.

      The Company relies on long-term relationships with its suppliers, but generally has no long-term, fixed-price purchase contracts; it purchases at prevailing market prices at the time orders are placed, with appropriate discounts for quantity purchases. The aluminum industry is highly cyclical, and the prices that the Company pays for aluminum and the prices it charges will be influenced by a variety of factors outside of its control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, and currency fluctuations.

If Suppliers Fail to Provide Products of the Quality they Certify, Customer Relationships and Prices Could be Negatively Affected.

      The Company's relationships with its customers depend, in part, on its ability to deliver products of the quality specified by those customers. The Company obtains certifications from its suppliers as to the quality of the products being supplied. However, if the product is not of the quality certified or if a supplier fails to deliver products ordered by the Company, the Company may be forced to buy product of the specified quality from another source to fulfill the customer's order. While the Company would then be left with a claim against the supplier for any loss sustained by the Company, the Company may not be able to successfully prosecute these claims, particularly in foreign jurisdictions.

The Company May be Required to Purchase Minimum Tonnages

      Under the terms of some of its supply contracts, the Company may be required to take minimum tonnages which it subsequently finds it is unable to sell at a profit.

The Company is Exposed to Credit Risk from its Customers.

      The Company does not require collateral for customer receivables. The Company has significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair the collectability of these receivables. The Company carries credit insurance with a 10% co-pay provision and specific limits on each customer's receivables. The Company's failure to collect a significant portion of the amount due on its receivables directly from customers or through insurance claims (or other material default by customers in their obligations to the Company) could have a material adverse effect on the Company's financial condition.

Increased Tariffs Could Adversely Affect the Company's Financial Condition.

      During 1999, in excess of 20% of sales of the Company, and of Empire prior to the Merger, represented sales of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preference. There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed in any given year after its current expiration date of September 30, 2001. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to its customers, the Company's profit margins could be negatively affected.

This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

Antidumping and Other Duties Could be Imposed on the Company, its Suppliers and their Products.

      The imposition of an antidumping or other increased duty on any products imported by the Company could have a material adverse effect on the Company's financial condition. For example, the Company's imports of aluminum products could be subject to an antidumping duty. Under United States' law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International Trade Commission (the "Commission") must determine that the United States' industry is materially injured or threatened with material injury by reason of the imports. The Commission's determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The Commission is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.

If the Company Fails to Deliver Products on a Timely Basis, it May Suffer
Losses.

      Interruption of shipping schedules upon which the Company relies for foreign purchases could result in untimely deliveries to the Company's customers or cause the Company to purchase the products in the United States at a higher cost in order to meet delivery schedules. Consequently, the Company's profit margins could be reduced or it could suffer losses. The Company guarantees its customers that it will deliver products within the period specified in their purchase orders. Any interruption of the means of transportation used by the Company to transport products could cause delays in delivery of products, could force the Company to buy the products from domestic suppliers at a higher cost in order to fulfill its commitments, and also could result in the loss of the customer.

The Company is Subject to Competition from Companies with Captive Sources of Supply.

      Many of the Company's competitors are significantly larger than the Company and many have captive sources of supply and access to greater capital and other resources. Thus, if the Company's sources of supply are interrupted, its competitors could be in a position to capture the Company's customers.

The Company is Dependent on its Executive Officers.

      The Company is highly dependent on its executive officers, the loss of any of which could have a significant adverse impact on the Company's business.

Employees

      As of December 31, 1999, the Company had 24 employees in New Jersey, all of whom were full-time employees. The Company also has independent sales representatives located in the United States. None of these employees are represented under a collective bargaining agreement.

      Empire-Pacific, a wholly-owned subsidiary of the Company, has five employees in Australia.

ITEM 2.      DESCRIPTION OF PROPERTY

      The Company's corporate headquarters are located in Fort Lee, New Jersey, where the Company leases office space pursuant to a lease expiring in March 2005. The lease provides for an annual rental payment of $173,802 through March 2000, and an annual payment of $215,881 thereafter. Management believes that the Company's facilities are adequate to meet its current needs.

ITEM 3.     LEGAL PROCEEDINGS

      There are no material pending legal proceedings involving the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

      The Common Stock of the Company (the "Common Stock") commenced trading on the American Stock Exchange ("AMEX") on October 1, 1996, under the symbol ITH. In conjunction with the Merger on September 17, 1999, the symbol changed to ERS.

       The table below sets forth the high and low sales prices for the Common Stock as reported on the AMEX for the periods indicated.

                                        Common Stock
                           ----------------------------------------
                                  1999               1998
                                  ----               ----

         Period                 High    Low      High      Low
         ------                 ----    ---      ----      ---
         1st Quarter.......    $1 7/8  $1 3/8  $1 13/16   $1 1/8
         2nd Quarter.......    $2 3/4  $1 3/8  $1 11/16   $1 3/16
         3rd Quarter.......    $2 5/8  $1 1/4  $1 5/8     $1 1/8
         4th Quarter.......    $1 5/8  $1      $1 3/4     $1 3/16

      On March 15, 2000, the closing price of the Common Stock on AMEX was $1 3/8 and there were 48 holders of record of the Common Stock.

Recent Sales of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the past three years. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated in Section 4(2) thereof for transactions not involving a public offering.

      In connection with the Merger, on September 17, 1999, the Company issued to Nathan Kahn and Sandra Kahn an aggregate of 9,384,761 shares of common stock of the Company. However, 3,824,511 of these shares were deposited into escrow. Some or all of the escrowed shares may be released to Nathan Kahn and Sandra Kahn after April 1, 2001 based on a two-year earn-out formula that is a function of the Company's net income during the two-year period. Any escrowed shares not required to be released to Nathan Kahn and Sandra Kahn based on the earn-out formula will be returned to the Company and canceled.

      In recognition of Simon Kahn's contribution to the merger transaction, the Company, in July 1999, granted to Simon Kahn an option to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share. This option will become exercisable with respect to 50% of the shares subject thereto on the 180th day following the closing of the merger with Empire and with respect to the balance on the first anniversary of such closing.

      In the third quarter of 1997 and the first quarter of 1998, certain directors were granted options that were intended to motivate these directors to seek acquisition opportunities for the Company. These options provided that the options would become exercisable upon (or in certain cases a specified period following) completion of an acquisition transaction by Integrated within 18 months of the grant date (provided that in all events they would be become exercisable on the day preceding the tenth anniversary of the grant date).

Following the execution of the Merger Agreement with Empire on February 22, 1999, the board amended these options to provide that they would become exercisable upon (or in certain cases a specified period following) the closing of the Merger, even if this closing occured after the 18-month period originally specified in these options. Certain information concerning these options is shown in the table below:

-----------------------------------------------------------------------------------------------
 Name of Director    Date of Grant       Number of     Exercise             Vesting
                                         shares of    Price Per
                                           Common       Share
                                           Stock         ($)
                                         Underlying
                                           Option
---------------------------------------------------------------------------------------------------
William Spier      October 7, 1997        20,000        1.4063       Completion of merger
---------------------------------------------------------------------------------------------------
                   December 10, 1997      50,000        1.4063       Completion of merger
---------------------------------------------------------------------------------------------------
                   December 10, 1997      25,000        2.0000       180 days following
                                                                     completion of merger
---------------------------------------------------------------------------------------------------
                   December 10, 1997      25,000        2.0000       One year following
                                                                     completion of merger
---------------------------------------------------------------------------------------------------
Bernard S. Appel   October 7, 1997        16,000        1.4063       Completion of merger
---------------------------------------------------------------------------------------------------
Barry W. Blank     February 2, 1998       16,000        1.6563       Completion of merger
---------------------------------------------------------------------------------------------------
Nicole R. Kubin    October 7, 1997        16,000        1.4063       Completion of merger
---------------------------------------------------------------------------------------------------
Morton L. Landowne October 7, 1997        16,000        1.4063       Completion of merger
---------------------------------------------------------------------------------------------------
Morris J. Smith    October 7, 1997        16,000        1.4063       Completion of merger
---------------------------------------------------------------------------------------------------
Michael Yudin      February 2, 1998       16,000        1.6563       Completion of merger
---------------------------------------------------------------------------------------------------

      The Merger Agreement contemplated that six of the 10 directors of the Company prior to the Merger would cease to be directors upon completion of the merger. The options held by these directors were amended to provide that ceasing to be a director as contemplated by the Merger Agreement would not cause such person's options to terminate. Without this amendment, certain of the options held by these directors would have terminated three months after they ceased to be directors.

Use of Proceeds from Registered Securities

      On October 7, 1996, the Company completed an underwritten initial public offering (the "IPO") pursuant to a registration statement on Form SB-2, effective October 1, 1996 (File No. 333-9697). Remaining net proceeds of the IPO as of September 17, 1999 amounted to $9,926,620. The Merger was accounted for as a reverse acquisition, pursuant to which the remaining proceeds were used in exchange for shares of Empire. See "Description of Business--History" above. These funds were subsequently applied to repay a portion of the outstanding indebtedness of Empire.

Dividends

      The Company has never paid any dividends on its Common Stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the board of directors and will depend upon earnings, receipt of dividends from subsidiaries, financial position, capital requirements, plans for expansion and such other factors as the board of directors deems relevant. In addition, covenants contained in agreements with commercial banks require the Company to maintain working capital and net worth ratios that restrict the Company's ability to declare or pay dividends.

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The Merger between Integrated and Empire was completed on September 17, 1999. This discussion and analysis compares the results for 1999 of the Company after the date of the Merger and of Empire prior to the Merger with Empire's results for 1998. For accounting and other financial reporting purposes, the Merger has been treated as a "reverse acquisition." Under this treatment, the Company has been treated as a continuation of Empire, and the Merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements include the historical financial statements of Empire and Empire-Pacific, and include the results of operations of the Company only from September 17, 1999, the effective date of the Merger.

      Net sales increased $5.9 million or 6% from $101.2 million in 1998 to $107.1 million in 1999. The Company believes that the primary constraint on increases in sales was the amount of product its suppliers had available for sale. The increase in sales in 1999 represents an increase in mill availability for export from existing supply relationships combined with the introduction of new suppliers late in the year.

      Gross profit increased $1.1 million or 15% from 1998 to 1999 as a result of the increase in sales and distribution efficiencies.

      Selling, general and administrative expenses increased from $3.3 million to $3.9 million, or 18%, as a result of a non-operating charge of $0.1 million (see "Accounting Treatment of Restricted Stock Agreement", below), increased staffing costs associated with customer service enhancements, and costs related to employment contracts (see "Certain Agreements Entered into with Executive Officers").

      Interest expense rose $0.8 million or 62% from 1998 to 1999, approximately half of which was directly attributable to interest on promissory notes to stockholders issued in conjunction with the Merger (as described under -"Distribution of Surplus Net Worth--Distribution of Promissory Notes" below), with the balance attributable to related higher levels of outstanding bank indebtedness required in order to fund the Company's working capital requirements.

      The aforementioned higher selling, general and administrative expenses and interest expense were only partially offset by the higher gross margin, resulting in 1999 income before income taxes being $417,081 (17%) lower than in 1998.

      Income taxes were $115,253 higher in 1999 due to the change in the tax status of the Company. Prior to the Merger, Empire had been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Post Merger the Company has been taxed as a C corporation. As a result, 1998 income taxes reflect only state and local income tax, while 1999 taxes reflect only state and local taxes through September 17, 1999, and both federal and state and local taxes subsequent to that date. Consequently, the Company has presented pro-forma income taxes as if the Company had been taxed as a C corporation for all periods presented, together with the resulting pro-forma net income.

      The Company reported net income of $1,956,215 for 1999 compared to net income of $2,488,549 for 1998. The cost increases discussed above and the increase in income taxes were the major impacts on net income. Pro forma net income, net of pro forma income taxes was $1,308,676 for 1999 as compared to

$1,571,912 for 1998. The cost increases discussed above were the major factor impacting pro-forma net income.

      The resulting pro forma earnings per share, net of pro forma income taxes, based on the number of common shares considered outstanding for each fiscal year under applicable accounting rules was $0.18 in 1999 and $0.28 in 1998.

Distribution of Surplus Net Worth

      In February 1999, Empire determined to distribute to the former Empire stockholders an amount approximately equal to the total stockholders' equity of Empire as shown on the balance sheet of Empire as of December 31, 1998 (or $10,922,475). Empire carried out the foregoing through the distribution to the Empire stockholders of the Asset Backed Notes described under "--Distribution of Promissory Notes" below.

      Empire also determined, as permitted by the merger agreement, to make additional distributions to the former Empire stockholders of an amount approximately equal to its total stockholders' equity at the effective date of the merger. As a consequence of the foregoing, Empire has made these distributions to the former Empire stockholders as described below.

Distribution of Promissory Notes

      On February 19, 1999, Empire distributed to the Empire stockholders two promissory notes (the "Asset Backed Notes") in the aggregate principal amount of $10,922,475. The Asset Backed Notes bore interest at the rate of 6% per annum and were secured by all accounts receivable and inventory of Empire that were in existence on the date the notes were issued and by any proceeds received in respect of such collateral.

      Empire was required to deposit any proceeds constituting collateral into a segregated collateral account. The funds in this account were used to fully repay the Asset Backed Notes in September and October 1999. Because Empire had been segregating funds in a collateral account as described above, Empire had been required to increase its borrowings under its credit facility in order to fund its working capital requirements.

      Prior to completion of the Merger, Empire made such additional distributions to the former Empire stockholders as was necessary to reduce Empire's Surplus Net Worth, measured as of the effective time of the Merger, to approximately zero. Such distributions were in the form of cash or notes.

Accounting Treatment of Restricted Stock Agreement

      The Company and Nathan and Sandra Kahn entered into a restricted stock agreement with Mr. Wrubel. Mr. Wrubel is currently Vice President of Sales of the Company. Pursuant to the restricted stock agreement, the Kahns have transferred to Mr. Wrubel 469,238 shares ("Restricted Shares") of common stock of the Company which represents a portion of the shares that were received by the Kahns in the Merger. The Restricted Shares are comprised of (i) 358,327 shares (the "Non-Contingent Restricted Shares") that will vest on specified dates over a three-year period, subject only to the condition that Mr. Wrubel continue to be employed by the Company as of the vesting date, and (ii) 110,911 shares (the "Contingent Restricted Shares") that will be subject to the same vesting criteria as the Non-Contingent Restricted Shares and, in addition, be subject to the condition that the number of shares (if any) that will vest will be a function of the after-tax net income of the Company over a specified period.

      The transfer of the Restricted Shares from the Kahns to Mr. Wrubel did not involve the issuance of any shares or any cash expenditure by the Company. However, under applicable accounting rules, such transfer is being treated the same as if the Company had issued such shares to Mr. Wrubel as compensation for services and, accordingly, the Company is required to recognize an expense relating thereto. The expense relating to the Non-Contingent Restricted Shares is based on the fair market value of the stock as of the grant date and will be recognized over the vesting period. The Company recognized $103,786 of such expense in 1999, and will recognize $299,226 of expense in 2000, $133,440 of expense in 2001 and $45,830 of expense in 2002.) The expense relating to the Contingent Restricted Shares will be based on the fair market value of the stock as of the time of vesting and be recognized at the time of vesting. No expense will be recognized with respect to Contingent Restricted Shares that do not vest.

Liquidity and Capital Resources

      Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with two commercial banks. The available line was $45 million as of December 31, 1999. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2001. As of December 31, 1999, the amount outstanding under Empires' revolving lines of credit was $26.3 million (excluding letters of credit in the amount of $10.3 million).

      Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies

      Empire has contingent liabilities in the form of letters of credit to some of its suppliers. As of December 31, 1999, Empire's outstanding letters of credit amounted to $10.3 million.

      Under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

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

ITEM 7.     FINANCIAL STATEMENTS

      Furnished at end of report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

      PricewaterhouseCoopers LLP were the principal independent accountants for Integrated. Upon the completion of the Merger on September 17, 1999, PricewaterhouseCoopers LLP was dismissed as the independent accountants for the Company. Such dismissal was previously approved by the Board of Directors of the Company. The report of PricewaterhouseCoopers LLP on the financial statements of Integrated for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During Integrated's two most recent fiscal years and through September 17, 1999 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of Integrated.

      The financial statements of Empire for the year 1998 prior to the "as if pooling" with Empire-Pacific (not separately presented herein) were audited by KPMG LLP. The report of KPMG LLP on the financial statements of Empire for 1998 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of Empire.

      On October 5, 1999, the Audit Committee of the Board of Directors of the Company appointed the firm of Richard A. Eisner & Company, LLP as the principal accountant to audit the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

      The officers and directors of the Company are as follows:

     Name                          Age      Position
     ----                          ---      --------

      William Spier...........      65      Non-Executive Chairman of the
                                            Board and Director
      Nathan Kahn                   45      Chief Executive Officer,
                                            President and Director
      Sandra Kahn.............      42      Vice President, CFO and
                                            Director
      Harvey Wrubel...........      46      Vice President of Sales
      Jack Bendheim...........      53      Director
      Barry Blank.............      59      Director
      Barry L. Eisenberg......      53      Director
      Peter G. Howard.........      64      Director
      Nathan Mazurek..........      37      Director
      Morris J. Smith.........      42      Director

      William Spier. Mr. Spier has been a director of the Company since October 1996 and was Acting Chief Executive Officer from November 1997 until September 1999. Mr. Spier presently serves as non-executive Chairman of the Board of the Company. Mr. Spier has been a private investor since 1982. He also served as Chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996, and as Chief Executive Officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 through September 1996. From 1980 to 1981, Mr. Spier was Vice Chairman of Phibro-Salomon Inc. Mr. Spier also serves as a Director of Keystone Consolidated Industries, Inc., Moto Guzzi, Inc., and Soligen Technologies, Inc.

      Nathan Kahn. Mr. Kahn has been the Chief Executive Officer, President and a director of the Company since the Merger in September 1999, and prior to the Merger, was the President and a director of Empire from the time of its formation in 1984. Mr. Kahn has also been the President and a director of Empire-Pacific since its formation in 1996.

      Sandra Kahn. Ms. Kahn has been a Vice President, the Chief Financial Officer and a director of the Company since the Merger in September 1999, and prior to the Merger, Ms. Kahn was the Secretary and Treasurer and a director of Empire from the time of its formation in 1984. Ms. Kahn has also been the Secretary and Treasurer and a director of Empire-Pacific since its formation in 1996.

      Harvey Wrubel. Mr. Wrubel has been the Vice President of Sales/Director of Marketing of the Company since the Merger in September 1999, and prior to the Merger, was the Vice President of Sales/ Director of Marketing of Empire for more than the prior five years.

      Jack Bendheim. Mr. Bendheim has been a director of the Company since September 1999. He has also been the President, Chief Executive Officer and Chairman of the Board of Philipp Brothers Chemicals, Inc. for more than the prior five years. Mr. Bendheim is also a director of The Bershire Bank, which is owned by Cooper Life Science.

      Barry W. Blank. Mr. Blank has been a director of the Company since December 1997. Mr. Blank is a stockbroker and has been a member of the New York Stock Exchange since 1981 and a member of the American Stock Exchange since 1978. Since October 1998, he has served as branch manager of the Phoenix office of Dirks & Co. Prior thereto, he managed a branch office of Coleman & Co. Securities (1995 to 1997) and a branch office of RAS Securities (1994 to 1995).

      Barry L. Eisenberg. Mr. Eisenberg has been a director of the Company since 1990 and was Secretary and Treasurer of the Company from 1993 until September 1999. Since 1995, Mr. Eisenberg has been an active investor and director of private companies in Israel. Prior thereto, Mr. Eisenberg was, for a period of more than five years, a partner in the Roseland, New Jersey law firm of Lasser, Hochman, Marcus, Guryan & Kuskin.

      Peter G. Howard. Mr. Howard has been a director of the Company since September 1999. He has also been the Managing Director of Empire-Pacific since 1996. From 1961 to 1995, Mr. Howard held various positions within the aluminum industry, the most recent of which was Divisional General Manager of Comalco Rolled Products, a unit of Comalco Aluminum Ltd., an aluminum producer.

      Nathan Mazurek. Mr. Mazurek has been the President and Chief Executive Officer of American Circuit Breaker Corporation, a manufacturer of circuit breaker protection equipment for more than the prior five years. Since 1995, Mr. Mazurek has been President and Chief Executive Officer of Pioneer Transformers Ltd., a manufacturer of liquid filled power and distribution transformers.

      Morris J. Smith. Mr. Smith has been a director of the Company since January 1994. Since 1993, Mr. Smith has been a private investor and investment consultant. Prior thereto, Mr. Smith was employed for a period of more than five years by Fidelity Investments as a portfolio manager.

Family Relationships

      Nathan Kahn and Sandra Kahn are husband and wife. Simon Kahn, who was a director of Integrated prior to the Merger, is the brother of Nathan Kahn. Barry
L. Eisenberg and Jack Bendheim are brothers-in-law.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

      Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the period from January 1, 1999 through December 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis, except that Nathan Kahn, Sandra Kahn, Peter Howard, Jack Bendheim and Nathan Mazurek filed late Forms 3 with respect to one transaction each, and William Spier filed a late Form 4 with respect to two transactions.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth for the periods indicated information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers.

                           Summary Compensation Table

                               Annual Compensation            Long-Term
                                                         Compensation Awards

                                                        Securities    All Other
                                                        Underlying  Compensation
                                                          Options        ($)
                                                            (#)
Name and Principal
Position                    Year  Salary($)  Bonus($)

William Spier               1999     --        --           2,000    $11,333(2)
   Non-Executive Chairman   1998     --        --           --        $4,000(3)
   of the Board (1)         1997     --        --           --        $6,000(3)

Nathan Kahn                 1999  $176,875     --           2,000     $1,000(3)
   Chief Executive Officer  1998   $55,000     --           --           --
   and President            1997  $255,000     --           --           --

Sandra Kahn                 1999   $82,000     --           2,000     $1,000(3)
   Vice President,          1998   $52,000     --           --           --
   Chief Financial Officer,
   Treasurer and Secretary  1997   $52,000     --           --           --

Harvey Wrubel               1999  $203,000   $300,000     200,000        --
   Vice President of Sales  1998  $200,000   $300,003       --           --
                            1997  $125,000   $253,593       --           --

---------------------------
(1) Served as Acting Chief Executive officer of the Company prior to the merger.

(2) Of this amount, $3,000 represents director fees for attending board meetings. Mr. Spier is also entitled to $25,000 per annum as consideration for his services as non-executive Chairman of the Board, and $8,333 represents amounts paid to Mr. Spier in 1999 for serving in such capacity.

(3) Represents directors' fees.

Option Grants in Last Fiscal Year

      The following table contains information concerning the stock option grants made to each of the officers and employees named in the Summary Compensation Table, above, during 1999. No stock appreciation rights were granted to these individuals during such year.

                              (Individual Grants)(1)
                              Number of      Percent of    Exercise   Expiration
                             securities     total options    price       date
                             underlying      granted to     ($/Sh)
                           options granted  employees in      (2)
                                 (#)         fiscal year
                 Name

William Spier                        2,000          1%       $1.625      9/17/09
Nathan Kahn                          2,000          1%       $1.625      9/17/09
Sandra Kahn                          2,000          1%       $1.625      9/17/09
Harvey Wrubel                      200,000         93%       $1.625      9/17/09
---------------------------
      (1) All options granted to the named officers and employees are non-statutory under federal tax laws and were granted on September 17, 1999. Pursuant to the option agreement underlying these options, the options became exercisable immediately upon grant.

      (2) The exercise price may be paid in cash or, under certain circumstances, in shares of the Company's Common Stock.

Year-End Option Values

      The following table provides certain information concerning the options held by the officers and employees named in the Summary Compensation Table, above, as of December 31, 1999.

                       Options as of December 31, 1999

                            Number of Securities       Value of Unexercised
                           Underlying Unexercised     In-the-Money Options at
                            Options at Year End              Year End
  Name                   Exercisable  Unexercisable  Exercisable  Unexercisable

  William Spier             97,000       50,000      ........     ........
  Nathan Kahn                2,000     ........      ........     ........
  Sandra Kahn                2,000     ........      ........     ........
  Harvey Wrubel            200,000     ........      ........     ........

Long-Term Incentive Plans

      The following table provides certain information concerning the long-term incentive plans available to the officers and employees named in the Summary Compensation Table, above, as of December 31, 1999.


                   Long-Term Incentive Plans--Awards in Last Fiscal Year


                                                            Estimated Future Payouts under
                                                             Non-Stock Price-Based Plans

       (a)              (b)                 (c)               (d)        (e)        (f)

                     Number of
                   Shares, Units   Performance or other
                      or other    Period until Maturation  Threshold   Target     Maximum
       Name          Rights (#)          or Payout            (#)        (#)        (#)

Nathan Kahn and    3,824,511      April 1, 1999 through    228,817    228,817   3,824,511
Sandra Kahn (1)                   March 31, 2001



Harvey Wrubel (2)


(1)For a detailed description of this plan and the formula to be applied in determining the amounts payable, see Item 11, "Security Ownership of Certain Beneficial Owners and Management--Issuance of Contingent Shares to Empire Stockholders".

(2)For a detailed description of shares that may be issued to Harvey Wrubel and the formula to be applied in determining the amounts payable, see Item 10, "Executive Compensation, Employment Agreement with Harvey Wrubel".

Compensation of Directors

      Each director who is not an employee of the Company (including any officer that is serving as such without being paid a salary) is paid $500 for attendance (in person or by telephone) at meetings of the Board, and all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings. In addition, the Company in 1999 granted options to directors as described below:

                                  Number of
Name                       Shares Underlying Option    Exercise Price Per Share
----                       ------------------------    ------------------------

Jack Bendheim                     2,000                    $1.625
Barry Blank                       2,000                    $1.625
Barry Eisenberg                   2,000                    $1.625
Peter Howard                      2,000                    $1.625
Nathan Kahn                       2,000                    $1.625
Sandra Kahn                       2,000                    $1.625
Simon Kahn                       10,000                    $2.000
Nathan Mazurek                    2,000                    $1.625
Morris Smith                      2,000                    $1.625
William Spier                     2,000                    $1.625
Harvey Wrubel                   200,000                    $1.625

Certain Agreements with Officers of the Company

   Employment Agreements with the Kahns

      Concurrently with the Merger on September 17, 1999, the Company entered into employment agreements with each of Nathan Kahn and Sandra Kahn. Certain information regarding these agreements is set forth below. The forms of these agreements are attached hereto as exhibits.

      Term. The scheduled term of each agreement is three years. Each agreement provides that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 180 days prior to the end of the original term or the then additional term, as the case may be. Each agreement provides that the Company may terminate the agreement upon the Disability of the executive or for Cause (as such terms are defined the agreement).

      Base Salary. The agreements provide for base salary to be paid at a rate per annum as follows: Nathan Kahn ($250,000) and Sandra Kahn ($100,000). These amounts may be increased, but not decreased, by the Board of Directors. The base salary provided for by each agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

      Bonus. The agreement with Nathan Kahn provides for an annual bonus equal to 5% of the amount by which the Company's earnings before taxes for such year exceed $4,000,000. The agreement with Sandra Kahn provides for an annual bonus equal to 2% of the amount by which the Company's earnings before taxes for such year exceed $4,000,000. For the purpose of calculating the annual bonus amounts, earnings before taxes shall be calculated excluding (1) charges to earnings for extraordinary items and (2) the annual bonus amounts payable to Nathan Kahn and Sandra Kahn.

      Non-Compete. Each agreement provides that during the Specified Period (as defined below) the employee will not, among other things, directly or indirectly, be engaged as a principal in any other business activity or conduct which competes with the business of the Company or be an employee, consultant, director, principal, stockholder, advisor of, or otherwise be affiliated with, any such business, activity or conduct. The "Specified Period" means the employee's period of employment and the four year period thereafter, provided that if the employee's employment is terminated for Disability or without Cause (or the employee voluntarily terminates his employment following a breach by the Company), the Specified Period will terminate two years after the employee's employment terminates.

   Employment Agreement with Harvey Wrubel

      Concurrently with the Merger, the Company entered into an employment agreement with Harvey Wrubel. Certain information regarding this agreement is set forth below.

      Term. The scheduled term of the agreement is until December 31, 2002. The agreement provides that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 90 days prior to the end of the original term or the then additional term, as the case may be. The agreement provides that the Company may terminate the agreement any time with or without Cause (as such term is defined in the agreement). However, if the Company terminates the agreement without Cause, the employee is entitled to continue receiving his base salary until the scheduled end of the term.

      Base Salary. The agreement provides for base salary to be paid at a rate of $203,000 per annum. This amount may be increased, but not decreased, by the Board of Directors. The base salary is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

      Performance-Based Compensation. In addition to base salary, the agreement provides that the Company shall pay the employee performance-based compensation in accordance with a formula provided for in the agreement.

      Non-Compete. The agreement provides that, during the employment term and for 12 months thereafter, the employee will not, among other things, be engaged in, or be, an employee, director, partner, principal, stockholder or advisor of any business, activity or conduct which competes with the business of the Company. During any period following termination of the employee's employment the foregoing will only apply to competition with regard to aluminum and such other commodities as were being sold by the Company within six months prior to such termination.

      Restricted Stock Arrangements. The Company and Nathan and Sandra Kahn entered into a restricted stock agreement dated September 14, 1999 with Mr. Wrubel. Pursuant to this agreement, the Kahns transferred to Mr. Wrubel 469,238 shares ("Restricted Shares") of common stock of the Company effective as of the date of the Merger. The Restricted Shares are subject to the vesting requirements described below. If Mr. Wrubel's employment with the Company is terminated for Cause (as defined in his employment agreement) or if Mr. Wrubel terminates employment with the Company for any reason, Mr. Wrubel will forfeit to the Kahns any Restricted Shares that have not then vested.

      The vesting of 358,327 of the Restricted Shares will be determined in accordance with the following vesting schedule: (i) 33.33% of such shares will vest on the first anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date), (ii) 33.33% will vest on the second anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date) and (iii) 33.34% will vest on the third anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date).

      The vesting of 110,911 of the Restricted Shares (the "Contingent Restricted Shares") will be determined in accordance with the vesting schedule set forth above and, in addition, will depend on the Company's cumulative after-tax, net income during the two-year period commencing April 1, 1999 and ending March 31, 2001, as indicated in the table below. (For this purpose, the Company's net income will be adjusted in the manner described under "Issuance of Contingent Shares to Empire Stockholders--Earn-Out Formula.")

--------------------------------------------------------------
Cumulative After-Tax Income
During the Two-Year Period        Number of Contingent
Ending March 31,  2001 (in        Restricted Shares that
Millions of Dollars)              will Vest
--------------------------------------------------------------
less than $4.4                             0
--------------------------------------------------------------
$4.4 to but excluding $4.8             6,636
--------------------------------------------------------------
$4.8 to but excluding $5.2            13,522
--------------------------------------------------------------
$5.2 to but excluding $5.6            20,673
--------------------------------------------------------------
$5.6 to but excluding $6.0            28,104
--------------------------------------------------------------
$6.0 to but excluding $6.4            35,833

--------------------------------------------------------------
$6.4 to but excluding $6.8            43,877
--------------------------------------------------------------
$6.8 to but excluding $7.2            52,256
--------------------------------------------------------------
$7.2 to but excluding $7.6            60,992
--------------------------------------------------------------
$7.6 to but excluding $8.0            70,108
--------------------------------------------------------------
$8.0 to but excluding $8.4            79,628
--------------------------------------------------------------
$8.4 to but excluding $8.8            89,582
--------------------------------------------------------------
$8.8 to but excluding $9.2            99,999
--------------------------------------------------------------
$9.2 or greater                      110,911
--------------------------------------------------------------

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of March 15, 2000, certain information with respect to beneficial ownership (as defined in Rule 13d-3 of the Securities and Exchange Act of 1934) of the common stock of the Company by (i) each person that is a director of the Company, (ii) each person named in the Summary compensation Table under item 10--"Executive Compensation," (iii) all such persons as a group and (iv) each person known to the Company to be the owner of more than 5% of the common stock of the Company.

                                     Number of Shares       Percent of Common
Name and Address(1)               Beneficially Owned (2)       Stock Owned
------------------------------    ----------------------    -----------------
Directors and Officers:
William Spier                             226,669(3)                1.5%
Nathan Kahn and Sandra Kahn             8,919,523(4)               58.5%
Harvey Wrubel                             669,238(5)                4.4%
Jack Bendheim                              38,666(6)                   *
Barry W. Blank                            877,600(7)                5.8%
Barry L. Eisenberg                        365,706(8)                2.4%
Peter G. Howard                             2,000(9)                   *
Nathan Mazurek                             2,000(10)                   *
Morris J. Smith                           66,667(11)                   *
All officers and directors as a
group (10 persons)                    11,168,069(12)               73.2%
Other Stockholders:
Alan P. Haber                          1,140,605(13)                7.5%

* Less than 1%
(1) The address of all listed persons is c/o Empire, except for Mr. Haber, whose address is 11/1 Mishol Uzrad, Ramot, Israel 91230.

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

(3) Consists of (i) 104,669 currently outstanding shares held by Mr. Spier and (ii) 122,000 shares underlying currently exercisable options held by Mr. Spier.

(4) Consists (i) of shares received in the Merger (less the shares transferred to Mr. Wrubel as described under Item 10 "Executive Compensation--Certain Agreements Entered Into with Officers of the Company--Employment Agreement With Harvey Wrubel") of which 3,824,511 shares are Contingent Shares subject to the earn-out described under "Issuance of Contingent Shares to Empire Stockholders--Earn-Out Formula," and (ii) 4,000 shares underlying currently exercisable options held by Nathan and Sandra Kahn.

(5) Consists of (i) 469,238 shares transferred from Nathan and Sandra Kahn to Mr. Wrubel, and

      (ii) 200,000 shares underlying currently exercisable options held by Mr. Wrubel.

(6) Consists of (i) 20,000 outstanding shares held by the Bendheim Foundation, an affiliate of Mr. Bendheim, (ii) 16,666 shares underlying currently exercisable warrants held by Mr. Bendheim (Mr. Bendheim disclaims beneficial ownership of the shares owned by the Bendheim Foundation), and (iii) 2,000 shares underlying currently exercisable options held by Mr. Bendheim.

(7) Consists of (i) 259,600 outstanding shares held by Mr. Blank, (ii) 18,000 shares underlying currently exercisable options held by Mr. Blank, and
      (iii) 600,000 shares underlying currently exercisable warrants held by Mr. Blank. Excludes any shares which may be owned by Mr. Blank's customers, in which he disclaims any beneficial or other interest and over which he has no voting or dispositive power.

(8)   Consists of (i) 700 currently outstanding shares held by Mr. Eisenberg,
      (ii) 78,667 shares underlying currently exercisable options held by Mr. Eisenberg, (iii) 1,000 shares underlying currently exercisable warrants held by Mr. Eisenberg, (iv) 500 shares owned by Mr. Eisenberg's wife and
      (v) 284,839 currently outstanding shares held by 241 Associates LLC, a limited liability company. Noam Eisenberg is the sole manager of 241 Associates LLC and as such has voting and investment power with respect to the shares held by 241 Associates LLC. Noam Eisenberg is the son of Barry
      L. Eisenberg. A majority of the ownership interest of 241 Associates LLC is owned by Mr. Eisenberg and his wife and, as a result of such ownership interests, Mr. Eisenberg may influence the voting and disposition of the shares of common stock held by 241 Associates LLC. Mr. Eisenberg disclaims beneficial ownership of such shares and of the shares owned by his wife.

(9) Consists of 2,000 shares underlying currently exercisable options held by Mr. Howard.

(10) Consists of 2,000 shares underlying currently exercisable options held by Mr. Mazurek.

(11)  Consists of (i) 7,000 currently outstanding shares held by Mr. Smith and
      (ii) 59,667 shares underlying currently exercisable options held by Mr. Smith. The Brook Road Nominee Trust, nominee for the Morris Smith Family Trust, is the owner of 163,653 outstanding shares of Common Stock. Esther Smith, the mother of Morris J. Smith, is the sole trustee of the Morris Smith Family Trust and as such has voting and investment power with respect to such shares. The Morris Smith Family Trust is a discretionary trust, the potential beneficiaries of which are Mr. Smith and members of his family. Mr. Smith disclaims any beneficial ownership of any and all shares owned by the Brook Road Nominee Trust.

(12) Consists of 10,062,069 currently outstanding shares and 1,106,000 shares underlying currently exercisable options and warrants. Does not include 163,653 shares that Mr. Smith disclaims beneficial ownership of as described in footnote 10 above.

 (13) Consists of (i) 830,771 shares held by Mr. Haber, (ii) 276,444 shares underlying currently exercisable options held by Mr. Haber, (iii) 10,000 shares underlying currently exercisable warrants held by Mr. Haber and
      (iv) 23,390 shares held by Mr. Haber's wife. Mr. Haber disclaims any beneficial ownership of any stock owned by his wife.

Issuance of Contingent Shares to Empire Stockholders

      Upon the Merger, Nathan and Sandra Kahn ("the Empire Stockholders") received an aggregate of 9,384,761 shares of common stock of the Company in exchange for the outstanding stock of Empire owned by them prior to the Merger. Pursuant to the Merger agreement, 3,824,511 of these shares (the "Contingent Shares") were deposited into escrow. The Contingent Shares are subject to the earn-out described below.

Earn-Out Formula

      The number of the Contingent Shares (if any) that will be released to the Empire Stockholders will depend on the Company's cumulative after-tax, net income during the two-year period commencing April 1, 1999 and ending March 31, 2001, as indicated in the table below. Any shares not required to be released to the Empire Stockholders will be returned to the Company and canceled. For purposes of this calculation, the net income of the Company for the measurement period will be adjusted as follows:

      o any extraordinary expenses (within the meaning of the Merger Agreement) relating to the Merger (such as legal and accounting fees and printing expenses) will be excluded;
      o if during any portion of the measurement period, Integrated, Empire or Empire-Pacific is treated as an S Corporation for federal or state tax purposes, such-after tax income will be calculated on a pro forma basis as if all such corporations were liable for federal and state income taxes as taxable corporate entities throughout the entire period; and
      o such after-tax net income will be based upon the income of Empire (and not of Integrated) with respect to any portion of the measurement period that is prior to the effective time of the Merger.

      The table below shows (1) the number of Contingent Shares that would be released to the Empire Stockholders based upon different amounts of cumulative after-tax, net income of the Company during the period indicated, (2) the total number of shares of common stock of the Company that would be outstanding giving effect to the release of a specified number of Contingent Shares (and the return of any remaining shares to the Company), (3) the percentage of such outstanding shares that would be owned by the Empire Stockholders, and (4) the percentage of such outstanding shares that would be owned by the Empire Stockholders on a pro forma basis assuming the exercise of all outstanding options and warrants that have been issued by Integrated and provide for an exercise price per share of $2.00 or less. The information in the table below is based upon the number of shares of Integrated common stock that were outstanding as of July 19, 1999, the record date for the meeting to which the Proxy Statement dated August 6, 1999 related.

---------------------------------------------------------------------------------------
                                  Number of
                                  Contingent                               Pro Forma
Cumulative After-Tax Income       Shares to Be  Total Shares  Percent      Percent
During the Two-Year Period        Released to   of the        Owned by     Owned by
Ending March 31,  2001 (in        the Empire    Company       Empire       Empire
Millions of Dollars)              Stockholders  Outstanding   Stockholder  Stockholders
---------------------------------------------------------------------------------------
less than $4.4                             0    11,699,651        47.5%      44.9%
-------------------------------------------------------------------------------------
$4.4 to but excluding $4.8           228,817    11,928,468        48.5%      45.9%
-------------------------------------------------------------------------------------
$4.8 to but excluding $5.2           466,268    12,165,919        49.5%      46.9%
-------------------------------------------------------------------------------------
$5.2 to but excluding $5.6           712,853    12,412,504        50.5%      47.9%
-------------------------------------------------------------------------------------
$5.6 to but excluding $6.0           969,107    12,668,758        51.5%      48.9%

$6.0 to but excluding $6.4         1,235,611    12,935,262        52.5%      49.9%
$6.4 to but excluding $6.8         1,512,993    13,212,644        53.5%      50.9%
$6.8 to but excluding $7.2         1,801,933    13,501,584        54.5%      51.9%
$7.2 to but excluding $7.6         2,103,168    13,802,819        55.5%      52.9%
$7.6 to but excluding $8.0         2,417,500    14,117,151        56.5%      53.9%
$8.0 to but excluding $8.4         2,745,802    14,445,453        57.5%      54.9%
$8.4 to but excluding $8.8         3,089,028    14,788,679        58.5%      55.9%
$8.8 to but excluding $9.2         3,448,217    15,147,868        59.5%      56.9%
$9.2 or greater                    3,824,511    15,524,162        60.5%      57.9%

Escrow Arrangements Relating to the Contingent Shares

      The Contingent Shares will be held in escrow, pursuant to an Escrow Agreement until the earn-out is calculated. While the Contingent Shares are held in escrow, the Empire Stockholders will have the right to (1) vote such shares and (2) receive any dividends or distributions with respect to such shares. The Empire Stockholders have agreed to refund to the Company any dividends or distributions that are attributable to any Contingent Shares that are required to be returned to the Company. The Empire Stockholders have also agreed that, as long as any Contingent Shares remain in escrow, they will not take any action (whether as stockholders or directors of the Company) to approve any dividends or distributions with respect to the common stock of the Company, unless such action is approved by a majority of the directors then in office who were directors of Integrated prior to the Merger.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For a discussion of the options that were granted to directors of Integrated and which vested upon completion of the Merger, see "Recent Sales of Unregistered Securities" above.

      For a discussion of the options that were granted to Simon Kahn, who is the brother of Nathan Kahn and was a director of Integrated prior to the Merger, see "Recent Sales of Unregistered Securities" above.

      For a discussion of the shares of the Company that may be transferred to Nathan and Sandra Kahn, see "Issuance of Contingent Shares to Empire Stockholders" above.

ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      2.1 Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, dated as of February 22, 1999 (incorporated by reference to Exhibit
             2.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

      3.1 Certificate of Merger of Empire Resources, Inc. into Integrated Technology USA, Inc.***

      3.2    Amended and Restated Certificate of Incorporation of the
             Registrant*

      3.3    Amended and Restated By-Laws of the Registrant*

      3.4 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

      3.5 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated May 11, 1997)

      10.1 Employment Agreement dated September 15, 1999 entered into by Registrant with Nathan Kahn***

      10.2 Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn***

      10.3 Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel***

      10.4 Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel***

      10.5 Credit Agreement dated May 20, 1999 between the Registrant and Fleet Bank, National Association and Citicorp USA, Inc., as Banks, and Fleet Bank, National Association, as Agent ***

      10.6 Amendment Number One to Credit Agreement dated May 20, 1999 between the Registrant and Fleet Bank, National Association and Citicorp USA, Inc., as Banks, and Fleet Bank, National Association, as Agent
             ***

      10.7 Amendment Number Two to Credit Agreement dated May 20, 1999 between the Registrant and Fleet Bank, National Association and Citicorp USA, Inc., as Banks, and Fleet Bank, National Association, as Agent
             ***

      10.8 Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant ***


      10.9 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the bridge financing referred to in Note H of Notes to Condensed Consolidated Financial Statements included under Item 7 of this Report, having attached thereto the form of the notes and warrants issued in connection with such financing.*

      10.10  Registrant's 1996 Stock Option Plan*

      10.11 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

      10.12 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

      10.13 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

      10.14 Form of Indemnification Agreement between the Registrant and Edward Abramson (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31,
             1996)

      10.15 Termination Agreement dated November 5, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1997)

      10.16 Form of Rights Agreement, dated as of July 23, 1997, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent, including all exhibits thereto (incorporated by reference to
             Exhibit 4 to the Registrant's Report on Form 8-K dated July 23,
             1997)

      10.17 Amendment to Rights Agreement, dated February 19, 1999, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

      11.1   Statement re computation of per share earnings ***

      21.1   List of subsidiaries of the Registrant ***

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

Empire Resources, Inc.


By:   /s/ Nathan Kahn
      ---------------------------
      Nathan Kahn
      Chief Executive Officer

      March 28, 2000


/s/ Nathan Kahn
---------------------------
Nathan Kahn

Chief Executive Officer and Director (Principal Executive Officer)
March 28, 2000


/s/ Sandra Kahn
---------------------------
Sandra Kahn, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)
March 28, 2000


/s/ William Spier
---------------------------
William Spier, Director
March 28, 2000


/s/ Jack Bendheim
---------------------------
Jack Bendheim, Director
March 28, 2000


/s/ Barry W. Blank
---------------------------
Barry W. Blank, Director
March 28, 2000

/s/ Barry L. Eisenberg
---------------------------
Barry L. Eisenberg, Director
March 28, 2000


/s/ Peter G. Howard
---------------------------
Peter G. Howard, Director
March 28, 2000


/s/ Nathan Mazurek
---------------------------
Nathan Mazurek, Director
March 28, 2000


/s/ Morris J. Smith
---------------------------
Morris J. Smith, Director
March 28, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors
Empire Resources, Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheet of Empire Resources, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Empire Resources, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ RICHARD A. EISNER & COMPANY, LLP


New York, New York
February 17, 2000

                          Independent Auditors' Report


The Board of Directors
Empire Resources, Inc.:

We have audited the statements of income, changes in stockholders' equity and cash flows of Empire Resources, Inc. for the year ended December 31, 1998 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Empire Resources, Inc. for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
February 5, 1999

EMPIRE RESOURCES, INC.

Consolidated Balance Sheet
December 31, 1999

ASSETS (Note E)
Current assets:
  Cash                                                                         $   199,791
  Trade accounts receivable (less allowance for doubtful accounts of
    $125,788)                                                                   25,955,724
  Inventories                                                                   19,362,208
  Other current assets                                                             768,962
                                                                               -----------

      Total current assets                                                      46,286,685

Furniture and equipment (less accumulated depreciation of $239,738)                 69,045
Deferred financing costs, net                                                       42,093
                                                                               -----------

                                                                               $46,397,823
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks                                                        $26,300,000
  Trade accounts payable                                                         8,104,145
  Accrued expenses                                                               1,771,465
  Distribution payable to former stockholders                                       46,482
                                                                               -----------

      Total current liabilities                                                 36,222,092
                                                                               ------------

Commitments

Stockholders' equity:
  Preferred stock $.01 par value, 5,000,000 shares authorized; none issued
  Common stock $.01 par value, 40,000,000 shares authorized; 15,580,862
    shares issued, including 3,824,511 shares held in escrow                       155,809
  Additional paid-in capital                                                     9,924,597
  Retained earnings                                                                118,274
  Cumulative translation adjustment                                                 36,152
  Treasury stock (56,700 shares)                                                   (59,101)
                                                                               -----------

      Total stockholders' equity                                                10,175,731
                                                                               -----------

                                                                               $46,397,823
                                                                               ===========


See notes to financial statements                                            F-3

EMPIRE RESOURCES, INC.

Consolidated Statements of Income

                                                                Year Ended December 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------  ------------

Net sales                                                     $107,112,064  $101,163,278
Cost of goods sold                                              98,925,131    94,042,658
                                                              ------------  ------------

Gross profit                                                     8,186,933     7,120,620
Selling, general and administrative expenses                     3,913,597     3,261,715
                                                              ------------  ------------

Operating income                                                 4,273,336     3,858,905
Interest expense                                                 2,162,568     1,331,056
                                                              ------------  ------------

Income before income taxes                                       2,110,768     2,527,849
Income taxes                                                       154,553        39,300
                                                              ------------  ------------

Net income                                                    $  1,956,215  $  2,488,549
                                                              ============  ============

Income before income taxes                                    $  2,110,768  $  2,527,849
Pro forma income taxes                                             802,092       955,937
                                                              ------------  ------------

Pro forma net income                                          $  1,308,676  $  1,571,912
                                                              ============  ============

Weighted average shares outstanding:

  Basic                                                        7,327,663     5,560,250
                                                               =========     =========

  Diluted                                                      7,356,186     5,560,250
                                                               =========     =========

Pro forma earnings per share:

  Basic                                                           $.18         $.28
                                                                  ====         ====

  Diluted                                                         $.18         $.28
                                                                  ====         ====



See notes to financial statements                                            F-4

EMPIRE RESOURCES, INC.

Consolidated Statements of Changes in Stockholders' Equity

                                         Common Stock
                                 ----------------------------
                                     Number                     Additional                    Cumulative
                                       of                         Paid-in        Retained     Translation   Comprehensive
                                     Shares         Amount        Capital        Earnings     Adjustment       Income
                                 -------------  -------------  -------------  -------------  -------------  -------------
Balance at January 1, 1998                  10  $      50,000                 $  11,681,785
Net income for 1998                                                               2,485,690
Distributions to stockholders
  of Empire                                                                      (3,295,000)
                                 -------------  -------------                 -------------
                                            10         50,000                    10,872,475
                                                                                                            $   2,500,655
                                                                                                            =============
Combination of Empire Resources
  Pacific Ltd. under "as if
  pooling of interests" method                                                     (237,201) $      49,704
Issuance of shares in connection
  with Merger Agreement
  including 3,824,511 shares
  held in escrow                     9,384,751
                                 -------------  -------------                 -------------  -------------
Balance at December 31, 1998         9,384,761         50,000                    10,635,274         49,704
Exchange of shares -
  reverse acquisition                6,196,101        155,809  $   9,829,103
Payments of merger costs -
  Integrated                                                         (58,292)
Payment of merger costs -
  Empire                                                                           (569,258)
Distributions to stockholders
  of Empire                                           (50,000)                  (11,903,957)
Transfer of restricted
  shares to key employee                                             103,786
Treasury stock acquired in
  merger (50,000 shares)                                              50,000
Purchase of treasury stock
  (6,700 shares)
Net change in cumulative
  translation adjustment                                                                           (13,552)
                                                                                                            $   1,942,663
                                                                                                            =============
Net income for 1999                                                               1,956,215
                                 -------------  -------------  -------------  -------------  -------------

Balance at December 31, 1999        15,580,862  $     155,809  $   9,924,597  $     118,274  $      36,152
                                 =============  =============  =============  =============  =============


                                   Treasury
                                     Stock          Total
                                 -------------  -------------
Balance at January 1, 1998                      $  11,731,785
Net income for 1998                                 2,485,690
Distributions to stockholders
  of Empire                                        (3,295,000)
                                                -------------
                                                   10,922,475


Combination of Empire Resources
  Pacific Ltd. under "as if
  pooling of interests" method                       (187,497)





                                                -------------
Balance at December 31, 1998                       10,734,978
Exchange of shares -
  reverse acquisition                               9,984,912
Payments of merger costs -
  Integrated                                          (58,292)
Payment of merger costs -
  Empire                                             (569,258)
Distributions to stockholders
  of Empire                                       (11,953,957)
Transfer of restricted
  shares to key employee                              103,786
Treasury stock acquired in
  merger (50,000 shares)         $     (50,000)             0
Purchase of treasury stock
  (6,700 shares)                        (9,101)        (9,101)
Net change in cumulative
  translation adjustment                              (13,552)


Net income for 1999                                 1,956,215
                                 -------------  -------------

Balance at December 31, 1999     $     (59,101) $  10,175,731
                                 =============  =============



See notes to financial statements                                            F-5

EMPIRE RESOURCES, INC.

Consolidated Statements of Cash Flows


                                                                Year Ended December 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------  ------------

Cash flows from operating activities:

  Net income                                                  $ 1,956,215  $ 2,488,549
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                 55,511        43,125
      Translation adjustment                                       (13,552)       12,106
      Transfer of restricted shares to key employee                103,786
      Changes in:
        Trade accounts receivable                               (5,516,924)    2,536,193
        Inventories                                             (5,357,035)    9,050,092
        Other current assets                                      (445,000)       (4,957)
        Trade accounts payable                                     269,300    (9,440,773)
        Accrued expenses                                         1,242,865        64,869
                                                              ------------  ------------

         Net cash (used in) provided by operating activities    (7,704,834)    4,749,204
                                                              ------------  ------------

Cash flows from investing activities:
  Additions to fixed assets                                        (25,418)      (69,006)
                                                              ------------  ------------

Cash flows from financing activities:
  Proceeds from (repayments of) notes payable - banks           10,400,000    (1,800,000)
  Distributions to stockholders                                (11,953,957)   (3,295,000)
  Distribution payable to former stockholders                       46,482
  Net cash acquired upon merger                                  9,926,620
  Payment of merger costs                                         (569,258)
  Deferred financing costs                                         (58,462)
  Purchase of treasury stock                                        (9,101)
                                                              ------------  ------------

         Net cash provided by (used in) financing activities     7,782,324    (5,095,000)
                                                              ------------  ------------

Net increase (decrease) in cash                                     52,072      (414,802)
Cash at beginning of year                                          147,719       562,521
                                                              ------------  ------------

Cash at end of year                                           $    199,791  $    147,719
                                                              ============  ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                  $  1,868,047  $  1,331,056
    Income taxes                                              $     33,213  $        300



See notes to financial statements                                            F-6

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Empire Resources, Inc. (formerly known as Integrated Technology USA, Inc., ("Integrated" or the "Company") was incorporated in 1990 to design, develop and market products for emerging computer related markets. Since inception, the Company had generated limited revenues from the sale of its computer related products. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. The Company sought a merger/acquisition opportunity that would enable it to deploy its cash into a new operating business.

On February 22, 1999, the Company signed a merger agreement with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), effective September 17, 1999, Empire was merged with and into the Company. The Company issued to the then current stockholders ("Kahns") of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock have been placed in escrow. Some or all of the escrowed shares will be released to the former stockholders of Empire based on a two-year earn-out formula. Any escrowed shares not released to the former stockholders of Empire will be returned to the treasury of the merged company or retired. The release of escrowed shares will be recorded as a charge against the merged company's earnings as compensation expense at the fair value of the released shares as of the date the conditions are met. Concurrently with the merger, the surviving corporation and the Kahns entered into a restricted stock agreement with an employee of Empire who is Vice President of Sales of the surviving corporation. Pursuant to such agreement, the Kahns transferred to the employee 469,238 shares of common stock of the surviving corporation, of which 358,327 shares (the "non-contingent shares") will vest on specified dates over a three-year period and 110,911 shares are contingent shares subject both to the vesting criteria of the noncontingent shares and the earn-out provisions of the escrowed shares referred to above.

Upon completion of the merger, the Company changed its name to Empire Resources, Inc. The merged company is continuing the business of Empire.

In conjunction with the merger, Empire Resources Pacific Ltd.
("Empire-Pacific"), an affiliate of Empire Resources, Inc. operating in Australia became a wholly owned subsidiary of Empire in a combination of companies under common control, which was accounted for at historical cost in a manner similar to that in a pooling of interests.

In addition, the Company has two other wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated in Israel and are presently inactive.

For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire-Pacific and include the results of operations of Integrated and its subsidiaries only from September 17, 1999, the merger date.

The Company is engaged principally in the purchase, sale and distribution of nonferrous metals to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. Empire-Pacific acts as its sales agent in Australia. The Company purchases from a wide array of suppliers located throughout the world.

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Revenue recognition:

      Revenue is recognized when title to the goods passes to the customers.

[2]   Inventories:

      Inventories are stated at the lower of cost or market. Cost is determined by the specific-identification method.

[3]   Furniture and equipment:

      Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on the straight-line method over their estimated useful lives of five years.

[4]   Commodity futures:

      The Company has price risk exposure due to changes in its aluminum sales prices and supply costs. The Company enters into high grade aluminum futures contracts to limit its gross margin exposure by hedging firmly committed sales transactions. The Company monitors its exposure daily to ensure overall effectiveness of its hedge positions. Gains and losses related to aluminum hedges are deferred and recognized in results of operations as the aluminum products are sold.

[5]   Foreign currency:

      The Company enters into foreign exchange forward contracts to hedge transactions primarily related to firm commitments to purchase or sell nonferrous metals denominated in international currencies. These contracts reduce currency risk from exchange rate movements. Gains and losses are deferred and accounted for as part of the underlying transactions.

[6]   Foreign currency translation:

      Empire-Pacific's functional currency is the Australian dollar. Cumulative translation adjustments represent translation of Australian dollar amounts into U.S. dollars.

[7]   Income taxes and pro forma income taxes:

      Empire had elected S corporation status for federal income tax purposes, and accordingly was not subject to federal tax on its income for the period prior to the merger with Integrated Technology USA, Inc. on September 17, 1999. Income tax expense for periods prior to the merger date represents state and local taxes. Income tax expense for the year ended December 31, 1999 includes provisions for taxes on a C corporation basis on income earned from September 17, 1999. Pro forma income tax expense represents the provision for income taxes as if Empire had been a C corporation for all periods presented.

      The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax asset valuation allowances are recorded when management does not believe that it is more likely than not that the related deferred tax assets will be realized.

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]   Earnings per share:

      The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method.

      Basic and Diluted EPS shown in the accompanying financial statements are based on pro forma income taxes since historical earnings per share presentation would not be meaningful.

[9]   Stock - based compensation:

      The Company measures compensation cost using the methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation costs have been recognized for nonvariable options because the exercise prices of the stock options on the dates of grant equal the market values of the common stock. However, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") (see Note G).

[10]  Use of estimates:

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

[11]  Concentration of suppliers:

      The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. Three suppliers accounted for 56% and 47% of total purchases during the years ended December 31, 1999 and 1998, respectively.

NOTE C - INVENTORIES

Inventories as of December 31, 1999 consist of the following:

       Semi-finished aluminum products:
          Stored in warehouses                 $10,072,372
          In transit                             9,289,836
                                               -----------

                                               $19,362,208
                                               ===========

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE D - FINANCIAL INSTRUMENTS/FORWARD CONTRACTS/FUTURES CONTRACTS

The carrying amounts of financial instruments including cash, trade accounts receivable and trade accounts payable approximated fair value as of December 31, 1999 because of the short term duration of these instruments. The carrying amounts of notes payable to the banks approximate fair value as of December 31, 1999 because the interest rates on such debt approximate the market rate.

The Company hedges its foreign currency exposure to the extent considered practicable by use of foreign exchange forward contracts. The counter currency for these contracts is the U.S. dollar. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. All of the Company's foreign currency forward agreements will mature during 2000. The market risk related to foreign currency forward contracts is substantially offset by changes in the valuation and cash flows of the underlying positions held. The table below summarizes by major currency the notional amounts of foreign currency forward contracts in U.S. dollars as of December 31, 1999:

                                          Buy          Sell
                                      -----------  -----------

     Australian Dollar                 $1,271,122  $ 5,374,794
     Canadian Dollar                      241,379    4,679,832
     German Marks                                       48,309
                                       ----------  -----------

     Total                             $1,512,501  $10,102,935
                                       ==========  ===========

The net unrealized loss as of December 31, 1999 was $82,698 based on the fair market value of the foreign currency contracts.

The Company also uses high grade aluminum futures to hedge its exposure on the metal content of its purchases and sales of aluminum products. As of December 31, 1999, the Company had a realized loss of $498,368 which has been deferred and will be recognized in earnings or as adjustments of carrying amounts when the related product transactions occur. The futures contracts used to hedge aluminum positions and obligations at December 31, 1999 consist of the following:

                                                 Buy          Sell
                                             -----------  ------------

       Aluminum futures notional amount      $20,731,324  $12,298,483

The net unrealized gain as of December 31, 1999 was $833,391 based on the fair market value of the aluminum futures contracts.

The Company's financial instrument counterparties are global commercial banks in the case of foreign currency contracts and metals brokers with significant experience with such metal futures contracts.

New accounting pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The effect of adopting the statement is currently being evaluated.

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE E - NOTES PAYABLE - BANKS

On May 20, 1999, the Company entered into a revolving credit agreement with two commercial banks which, as amended, provides for a line of credit of $45,000,000. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain working capital and net worth ratios, as defined by the loan agreement. The facility expires on June 30, 2001. As of December 31, 1999, the amount outstanding under this credit facility was $36.6 million (including $10.3 million of outstanding letters of credit). Interest on borrowings is the higher of (i) the federal funds rate plus 1/2% and
(ii) the prime rate of Fleet Bank, plus the applicable margin defined in the loan agreement. At December 31, 1999, the interest rate charged approximated 8.50%.

NOTE F - LOANS AND DISTRIBUTIONS PAYABLE TO STOCKHOLDERS/OFFICERS

Pursuant to the Merger Agreement, on February 19, 1999, the Company distributed to its stockholders/officers (the "Kahns") two promissory notes in the aggregate principal amount of $10,922,475. This amount represents the total stockholders' equity of the Company as of December 31, 1998. These promissory notes bore interest at the rate of 6% per annum and were paid in full in September and October of 1999. Total interest incurred on such notes was $410,863. As of December 31, 1999 interest of $275,578 remains unpaid and has been included in accrued liabilities.

Under the Merger Agreement, the Company also determined to recalculate its surplus net worth as of the effective date of the merger, and to make additional distributions to the Kahns to reduce such surplus net worth to approximately zero. Accordingly, prior to the effective date of the merger, the Company approved distributions of $1,031,482 to the Kahns net of merger costs which were to be borne by the Kahns. At December 31, 1999, $46,482 of such distributions were reflected as distributions payable to former stockholders, and $179,749 of such accrued merger costs were included in accrued liabilities in the accompanying balance sheet.

NOTE G - STOCK OPTIONS

The Company's 1996 Stock Option Plan ( the "1996 Plan"), as amended, provides for the granting of options to purchase not more than an aggregate of 1,129,000 shares of common stock. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 1996 Plan. Some or all of the options may be "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The 1996 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 1996 Plan, to whom the options are granted, the number of shares of common stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted under the 1996 Plan after July 29, 2006.

As of December 31, 1999, the Company had granted options to purchase 1,303,944 shares under the 1996 Plan (297,276 of which had been forfeited), including an aggregate of 218,000 options granted to officers and directors of the Company subsequent to the merger.

On the effective date of the merger, September 17, 1999, options issued by Integrated which remained outstanding were substantially vested. These options are considered as part of the reverse acquisition for accounting purposes. Prior to the merger, Empire Resources, Inc. and its affiliate had no stock option plan and had not issued any options.

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE G - STOCK OPTIONS  (CONTINUED)

The following is a summary of stock option activity for the year ended December 31, 1999:

                                                   Number     Exercise price     Weighted Average
                                                 of shares       per share        Exercise Price

     Options outstanding at September 17,
       1999, the effective date of the
       merger including 233,044 options
       outside the 1996 Plan                      1,021,712     $0.01 - $6.00        $3.34
     Granted subsequent to the merger               218,000        $1.625            $1.625
                                                ----------

     Options outstanding at December
       31, 1999 including 233,044 options
       outside the 1996 Plan                      1,239,712                          $3.04
                                                ===========

     Options exercisable at December
     31, 1999                                     1,179,712                          $3.09
                                                ===========

     Options available for grant under
     1996 Plan at December 31, 1999                 122,332
                                                ===========


As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25 and its related interpretations. Had the compensation cost for the options issued on or after September 17, 1999 to officers, directors and employees been determined based upon the fair value at the grant date in accordance with the methodology prescribed under SFAS No. 123, the Company's net income for the year ended December 31, 1999 would have been as follows:

     Net income:
       As reported (net of pro forma income taxes)              $1,308,676
       Pro forma                                                 1,206,993
     Net income per share:
       As reported (net of pro forma  income taxes)
       Basic                                                       $.18
       Diluted                                                     $.18
     Pro forma:
       Basic                                                       $.16
       Diluted                                                     $.16

The weighted average fair value of the options granted on or after September 17, 1999 was estimated at $0.72 on the date of grant, using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

     Dividend yield                            0%
     Volatility                              0.40
     Risk free interest rate                 5.76%
     Expected life in years in years           5

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE H - COMMON STOCK

[1]   Stock repurchase plan:

      In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. During the year ended December 31, 1999, the Company repurchased 6,700 shares for an aggregate cost of $9,101.

[2]   Warrants:

      The following warrants were issued by Integrated prior to the merger and were outstanding on December 31, 1999.

      In connection with a bridge financing during the year ended December 31, 1996, Integrated issued warrants to purchase an aggregate of 199,174 shares of common stock at an exercise price of $0.60 per share. As of December 31, 1999, 90,838 of such warrants were outstanding.

      In connection with its initial public offering in October 1996 (the "IPO"), Integrated issued warrants to acquire 3,360,082 shares of its common stock at an exercise price of $9.00 per share, subject to adjustment under certain circumstances. These warrants are exercisable at any time during the four-year period which commenced October 1, 1997.

      In connection with the IPO, Integrated sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of its common stock and/or 300,000 warrants to acquire 300,000 shares of common stock (the "Representative Warrants"). The Representative Warrants are initially exercisable at a price of $9.90 per share of common stock and approximately $0.17 per warrant for a four-year period commencing on the first anniversary of the issuance of such warrants. The warrants issuable upon exercise of the Representative Warrants are initially exercisable at a price of $14.85 and provide for adjustments in the number of shares of common stock and warrants issuable upon exercise of the Representative Warrants as a result of certain events.

[3]   Stock Rights Agreement:

      The Company's Stockholder Rights Plan (the "Rights Plan"), adopted in 1997, provides for the issuance of a common stock purchase right (a "Right") in respect of each share of common stock outstanding as of August 4, 1997 and each share issued thereafter, at a stipulated purchase price. On February 18, 1999, the Rights Plan was amended to provide, among other things, that the rights are only exercisable prior to the earliest of the occurrence of three events, the earliest of which was the merger on September 17, 1999. No rights were exercised as of that date, and the Rights Plan has therefore effectively been terminated.

NOTE I - INCOME TAXES

As discussed in Note B[7], Empire was an S corporation for income tax purposes for periods prior to the merger on September 17, 1999. Income tax expense consists of the following:

                                           1999      1998
                                         --------  -------

     Current                             $119,553  $39,300
     Deferred                              35,000
                                         --------  -------

     Tax expense                         $154,553  $39,300
                                         ========  =======

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE I - INCOME TAXES  (CONTINUED)


Temporary differences arise due to difference between reporting for financial reporting purposes and for tax purposes relating primarily to interest payable to stockholders.

The U.S. statutory rate of 35% can be reconciled to the effective tax rate as follows:

                                                             Year Ended
                                                            December 31,
                                                       ----------------------
                                                           1999       1998
                                                       ----------  ----------

     Income subject to tax as S corporation            $1,798,721  $2,527,849
     Income subject to tax as C corporation               312,047
                                                       ----------  ----------

     Total income before income taxes                  $2,110,768  $2,527,849
                                                       ==========  ==========


                                                             Year Ended
                                                            December 31,
                                                       ----------------------
                                                           1999       1998
                                                       ----------  ----------

     Provision for taxes at statutory rate             $   93,843
     State and local taxes, net of federal
     tax benefit                                           60,710  $   39,300
                                                       ----------  ----------

                                                       $  154,553  $   39,300
                                                       ==========  ==========

The deferred tax liabilities at December 31, 1999 of $35,000 was attributable to interest to stockholders.

A reconciliation of the federal statutory rate to the pro forma income tax expense is as follow:

                                                             Year Ended
                                                            December 31,
                                                       ----------------------
                                                           1999       1998
                                                       ----------  ----------

     Income tax based on federal statutory
     rate of 35%                                       $  726,000  $  859,000
     State taxes, net of federal tax benefit              104,000     123,000
     Other                                                (27,908)    (26,063)
                                                       ----------  ----------

     Total pro forma income taxes                      $  802,092  $  955,937
                                                       ==========  ==========

Prior to the merger, Integrated had net operating loss carryforwards. Under
Section 382 of the Internal Revenue Code, due to a lack of continuity of business enterprise by Integrated, there is no net operating loss carryover utilization. Hence, such net operating loss carryforwards have lapsed.

At December 31, 1999, the net operating loss carryforwards in the State of Israel, for Innovative and CompuPrint, subsidiaries of Integrated, which do not expire, amounted to approximately $5,169,000 and $657,000, respectively. The Company has provided a 100% valuation allowance for such loss carryforwards, since the likelihood of realization cannot be determined.

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE J - EMPLOYEE RETIREMENT BENEFITS

Effective November 1, 1999, the Company implemented a salary reduction employee benefits plan, a qualified plan adopted to conform to Internal Revenue Code
Section 401(k). Employees may contribute up to 15% of their eligible compensation, and the Company will provide a matching contribution of 50% of employee contributions limited to 2% of employee compensation. The plan covers all employees who have attained age 18, and substantially all eligible employees have elected to participate.

Each employee's pre-tax contributions are immediately vested upon participation in the plan. The employees' vesting of the Company's matching contribution is based upon length of service as follows:

     Years of service                       Vested %
     ----------------                       --------

           1                                   25%
           2                                   50%
           3                                   75%
           4                                  100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution, and those funds revert to the Company to reduce future matching contributions. Employees in active service on the effective date of the Plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions in 1999 amounted to $5,775.

NOTE K - COMMITMENTS AND CONTINGENCIES

[1]   Lease:

      The Company leases its office facilities under a lease expiring on March 31, 2005. The minimum noncancelable scheduled rentals under this lease are as follows:

      Year Ended
     December 31,
     ------------

        2000                           $ 205,362
        2001                             215,880
        2002                             215,880
        2003                             215,880
        2004                             215,880
        2005                              53,970
                                       ---------

                                      $1,122,852
                                      ==========

      Rent expense for the years ended December 31, 1999 and 1998 was $185,448 and $177,767, respectively.

[2]   Letters of credit:

      Outstanding letters of credit at December 31, 1999 amounting to $10,296,411 expire in January and February of 2000.

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE K - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[3]   Employment agreements:

      Concurrently with the merger, the Company entered into three-year employment agreements with two of its executive officers. Each agreement provides that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 180 days prior to the end of the original term or the then additional term, as the case may be. Each agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined the agreement).

      The agreements cumulatively provide for base salary to be paid at a rate of $350,000 per annum. The amount may be increased, but not decreased, by the Board of Directors. The base salary provided for by each agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

      The agreements also provide for an annual bonuses equal to 7%, on a combined basis, of the amount by which the Company's earnings before taxes (as defined in the agreements) for such year exceed $4,000,000.

      Concurrently with the merger, the Company also entered into an employment agreement with another officer. The scheduled term of the agreement is until December 31, 2002. The agreement provides for base salary to be paid at a rate of $203,000 per annum which may be increased, but not decreased, by the Board of Directors. The base salary is subject to possible upward annual adjustments based upon changes in a designated cost of living index. In addition to base salary, the agreement provides that the Company shall pay the employee performance-based compensation in accordance with a formula provided for in the agreement.

NOTE L - INFORMATION REGARDING EMPIRE RESOURCES PACIFIC LTD. FOR THE YEAR ENDED DECEMBER 31, 1998
          (UNAUDITED)

As a result of the merger, Empire-Pacific became a wholly owned subsidiary of Empire in a combination of companies under common control and is accounted for at historical cost in a manner similar to that in a pooling of interests. Accordingly, the accompanying financial statements for the period prior to the combination have been restated to include the combined results of operations, changes in stockholders' equity and cash flows of Empire-Pacific as though it had been part of Empire since inception. The following tables summarize the accounts of Empire-Pacific included in the consolidated financial statements of Empire Resources, Inc. as of December 31, 1998 and for the year then ended:

Condensed balance sheet information (unaudited):

                                                        December 31,
                                                            1998
                                                      ----------------

      Current assets                                    $        720
      Noncurrent assets                                        2,735
                                                        ------------

        Total assets                                    $      3,455
                                                        ============

      Due to Empire Resources, Inc.                     $    190,952
      Capital deficiency                                    (187,497)
                                                        ------------

        Total liabilities and capital deficiency        $      3,455
                                                        ============

EMPIRE RESOURCES, INC.


Notes to Consolidated Financial Statements
December 31, 1999


NOTE L - INFORMATION REGARDING EMPIRE RESOURCES PACIFIC LTD. FOR THE YEAR ENDED DECEMBER 31, 1998
          (UNAUDITED)  (CONTINUED)

Condensed statement of income information (unaudited):

                                                           Year Ended
                                                          December 31,
                                                              1998
                                                         --------------

      Selling, general and administrative expenses         $  168,506 *
                                                           ----------

      Operating loss                                         (169,506)
      Other income                                            172,365 *
                                                           ----------

      Income before income taxes                                2,859
      Income taxes
                                                           ----------

      Net income                                           $    2,859
                                                           ==========

      *  Eliminated in consolidation

Condensed statement of cash flows information (unaudited):

                                                           Year Ended
                                                          December 31,
                                                              1998
                                                         --------------

      Cash flows from operating activities:
        Net income                                         $    2,859
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Translation adjustment                             12,106
            Other changes in operating activities              (5,016)
                                                           ----------

              Net cash provided by operating                    9,949
                activities

      Cash flows used in financing activities                 (12,226)
                                                           ----------

      Net decrease in cash                                     (2,277)
      Cash at beginning of year                                 2,835
                                                           ----------

      Cash at end of year                                  $      558
                                                           ==========