Form 10-Q
period 2000-03-31
EMPIRE RESOURCES INC /NEW/
filed 2000-05-15
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2000

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,211,962 shares of common stock outstanding as of April 30, 2000.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                             EMPIRE RESOURCES, INC.
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX


                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheet as of March 31, 2000
         (unaudited)......................................................4

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1999 and 2000 (unaudited).................5

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and 2000 (unaudited).................6

         Notes to Condensed Consolidated Financial Statements(unaudited)..7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................9



PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K................................11

         Signatures......................................................11

                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

Empire Resources, Inc.

Condensed Consolidated Balance Sheet  (Unaudited)


                                                                       March 31
                                                                         2000
                                                                   -------------
ASSETS
Current assets:
         Cash                                                      $     55,551
         Trade accounts receivable, net                              31,158,038
         Inventories                                                 28,106,524
         Other current assets                                           307,471
                                                                   -------------
                Total current assets                                 59,627,584

Furniture and equipment                                                 308,770
Less: accumulated depreciation                                         (250,533)
                                                                   -------------
Net furniture and equipment                                              58,237

Deferred financing costs, net                                            35,079
                                                                   -------------
                                                                   $ 59,720,900
                                                                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Notes payable -- banks                                    $ 32,700,000
         Trade accounts payable                                      14,965,027
         Accrued expenses                                             1,774,713
         Distribution payable to former stockholders                     46,482
                                                                   -------------
                Total current liabilities                            49,486,222
                                                                   -------------
Commitments

Stockholders'  equity
         Preferred stock
                $.01 par value, 5,000,000 shares authorized;
                none issued and outstanding
         Common stock
                $.01 par value; 40,000,000 shares authorized;
                15,580,862 shares issued and outstanding,
                including 3,824,511 shares held in escrow               155,809
         Additional paid in capital                                  10,013,556
         Cumulative translation adjustment                               51,166
         Retained earnings                                              527,357
         Treasury stock (367,600 shares)                               (513,210)
                                                                   -------------
                Total stockholders' equity                           10,234,678
                                                                   -------------
                                                                   $ 59,720,900
                                                                   =============


See notes to financial statements

Empire Resources, Inc.

 Condensed Consolidated Statements of Operations  (Unaudited)

                                                   Three Months Ended March 31,
                                                --------------------------------
                                                      2000                1999
                                                ------------        ------------

Net sales                                       $ 31,101,411        $ 21,132,340
Cost of goods sold                                28,708,807          19,485,713
                                                ------------        ------------
Gross profit                                       2,392,604           1,646,627

Selling, general and administrative expenses       1,185,857             730,218
                                                ------------        ------------
Operating income                                   1,206,747             916,409

Interest expense                                     539,852             462,723
                                                ------------        ------------
Income before income taxes                           666,895             453,686
Income taxes                                         257,811               6,414
                                                ------------        ------------
Net income                                      $    409,084        $    447,272
                                                ============        ============

Income before income taxes                                          $    453,686
Pro forma income taxes                                                   176,938
                                                                    ------------
Pro forma net income                                                $    276,748
                                                                    ============

Weighted average shares outstanding--basic        11,388,751           5,560,250
Weighted average shares outstanding--diluted      11,489,387           5,560,250

Earnings per share -- basic                     $       0.04
Earnings per share -- diluted                   $       0.04

Pro forma earnings per share -- basic                               $       0.05
Pro forma earnings per share -- diluted                             $       0.05


See notes to financial statements

Empire Resources, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                   2000                   1999
                                                                              -------------          -------------
Cash flows from operating activities:
     Net income                                                               $    409,084           $    447,272
         Adjustments to reconcile net income to net cash
            (used in) provided by operating activities:
                   Depreciation and amortization                                    17,809                 10,654
                   Translation adjustment                                           15,014                 (7,031)
                   Transfer of restricted shares to key employee                    88,959                     --
                   Changes in:
                       Trade accounts receivable                                (5,202,314)             1,789,490
                       Inventories                                              (8,744,316)              (675,500)
                       Other current assets                                        461,503                (37,050)
                       Trade accounts payable                                    6,860,882             (3,602,439)
                       Accrued expenses                                              3,248               (330,085)
                                                                              -------------          -------------
                       Net cash used in operating activities                    (6,090,131)            (2,404,689)
                                                                              -------------          -------------
Cash flows from investing activities:
     Additions to fixed assets                                                          --                 (8,783)
                                                                              -------------          -------------
                       Net cash (used in) investing activities                          --                 (8,783)
                                                                              -------------          -------------
Cash flows from financing activities:
     Proceeds from  notes payable--banks                                         6,400,000              3,150,000
     Distributions to stockholders                                                      --               (550,000)
     Purchase  of treasury stock                                                  (454,109)                    --
                                                                              -------------          -------------
                       Net cash  provided by financing activities                5,945,891              2,600,000
                                                                              -------------          -------------
                       Net  (decrease) increase in cash                           (144,240)               186,528

Cash at beginning of period                                                        199,791                147,719
                                                                              -------------          -------------
Cash at end of period                                                         $     55,551           $    334,247
                                                                              =============          =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                             $    583,795           $    368,384
                                                                              =============          =============
         Income taxes                                                         $    104,765           $      3,244
                                                                              =============          =============

Non-cash financing activity
     Notes payable to former stockholders--distribution                                 --           $ 10,922,475
                                                                              =============          =============

See notes to financial statements

Empire Resources, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  The Company

The Company (as defined below) is engaged principally in the purchase, sale and distribution of nonferrous metals to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from a wide array of suppliers located throughout the world.

2.  Basis of Presentation

Empire Resources, Inc., formerly known as Integrated Technology USA, Inc., ("Integrated" or the "Company") was incorporated in 1990. On February 22, 1999, the Company signed a merger agreement with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Under the terms of the Agreement and Plan of Merger, effective September 17, 1999, Empire was merged with and into the Company.

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

In addition, the Company has other two wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated in Israel and are presently inactive.

For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying condensed financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and the subsidiaries only from the September 17, 1999 merger date.

All significant intercompany transactions and accounts have been eliminated.

3. Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Actual results could differ from these estimates.

4. Income Taxes and Pro Forma Income Taxes

Empire had elected S corporation status for federal income tax purposes, and accordingly was not subject to federal tax on its income for periods prior to the merger with Integrated on September 17, 1999. Income tax expense for periods prior to the merger date represents state and local taxes.

Pro forma income tax expense represents the provision for income taxes as if Empire had been a C corporation for the three months ended March 31, 1999.


5. Inventories

Inventories consist of semi-finished aluminum products stored in warehouses or in transit.


6. Notes Payable--Banks

The Company, on March 13, 2000 and May 12, 2000, entered into amendments of its revolving credit agreement with two commercial banks under which its line of credit was increased from $45 million to $50 million until July 31, 2000, reverting after that date to $45 million. In connection with this modification, certain of the Company's covenants and ratio requirements were also modified. Borrowings under this line of credit are collateralized by security interests in substantially all assets of the Company.

7. Earnings Per Share
                                                       Three months ended
                                                             March 31,

                                                      2000               1999
                                                      ----               ----
Weighted average shares
outstanding - basic                                 11,388,751        5,560,250

Dilutive effect of stock
options and warrants                                   100,636

Weighted average shares
outstanding - diluted                               11,489,387        5,560,250


Basic earnings per share for the 2000 period are based upon the Company's number of common shares outstanding during such period. Earnings per share for the 1999 period are based upon the number of shares of the Company's common stock issued to the former Empire stockholders in the merger, excluding the 3,824,511 shares which were placed in escrow.

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

Results of Operations

         The merger between Integrated and Empire was completed on September 17, 1999 ("the Merger"). This discussion and analysis compares the results of the Company for the first quarter of 2000 with Empire's results for the first quarter of 1999, which was before the date of the Merger. For accounting and other financial reporting purposes, the Merger has been treated as a "reverse acquisition." Under this treatment, the Company has been treated as a continuation of Empire, and the Merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements include the historical financial statements of Empire and Empire-Pacific, and include the results of operations of the Company only from September 17, 1999, the effective date of the Merger.

         Net sales increased $10.0 million or 47% from $21.1 million in the first quarter of 1999 to $31.1 million in the first quarter of 2000. The increase in sales represents an increase in mill availability for export from existing supply relationships combined with the introduction of new suppliers and new product lines in the latter part of 1999 and the early part of 2000.

         Gross profit increased $.7 million or 45% from first quarter 1999 to first quarter 2000 as a result of the increase in sales. Gross profit as a percentage of sales was relatively constant period to period.

         Selling, general and administrative expenses increased from $.7 million to $1.2 million, or 62%, as a result of a non-cash compensation charge of $0.1 million, increased staffing costs associated with customer service enhancements, costs related to employment contracts with certain executive officers, and costs related to professional fees as a public company.

         Interest expense rose $.1 million or 17% from first quarter 1999 to first quarter 2000, related to higher levels of outstanding bank indebtedness required in order to fund the Company's working capital requirements.

         Income before income taxes rose $.2 million or 47% from $.5 million to $.7 million.

         Income taxes were $251,397 higher in first quarter 2000 than in first quarter 1999 due to the change in the tax status of the Company. Prior to the Merger, Empire had been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Post Merger the Company has been taxed as a C corporation. As a result, first quarter 1999 income taxes reflect only state and local income tax, while first quarter 2000 taxes reflect both federal and state and local taxes. Consequently, the Company has presented pro-forma income taxes as if the Company had been taxed as a C corporation for the 1999 period, together with the resulting pro-forma net income for that period.

         The Company reported net income of $409,084 for first quarter 2000 compared to net income of $447,272 for first quarter 1999. The change in the Company's income tax status had a significant impact on net income. The net income for first quarter 2000 was 48% greater than pro forma net income, net of pro forma income taxes for first quarter 1999 of $276,748.

Distribution of Surplus Net Worth, Distribution of Promissory Notes and Restricted Stock Agreement

         In February 1999, Empire determined to distribute to the former Empire stockholders an amount ("Surplus Net Worth") equal to 60% of the pre-distribution total fair value of Empire's business and net assets , but in no event more than the total stockholders' equity of Empire as shown on the balance sheet of Empire as of December 31, 1998 (or $10,922,475). Empire carried out the foregoing through the distribution to the Empire stockholders of two promissory notes in the aggregate principal amount of $10,922,475, bearing interest at the rate of 6% per annum. These notes were paid in full in September and October of 1999.

         In conjunction with the Merger, The Company and Nathan and Sandra Kahn, the former stockholders of Empire, entered into a restricted stock agreement with the Vice President of Sales of the Company, (the "VP"). Pursuant to the restricted stock agreement, the Kahns have transferred to the VP 469,238 shares ("Restricted Shares") of common stock of the Company which represents a portion of the shares that were received by the Kahns in the Merger.

         The transfer of the Restricted Shares from the Kahns to the VP did not involve the issuance of any shares or any cash expenditure by the Company. However, under applicable accounting rules, such transfer is being treated the same as if the Company had issued such shares to the VP as compensation for services and, accordingly, the Company is required to recognize an expense relating thereto.

         Please refer to the Company's Form 10-KSB for the fiscal year ended December 31, 1999 for a more detailed discussion of these events and their effect on the financial statements of the Company.


Liquidity and Capital Resources

         Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with two commercial banks. The available line was $50 million as of March 31, 2000. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2001. As of March 31, 2000, the amount outstanding under Empire's revolving lines of credit was $32.7 million, and outstanding letters of credit amounted to $11.4 million.

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to some of its suppliers. As of March 31, 2000, Empire's outstanding letters of credit amounted to $11.4 million.

         Under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

Forward Looking Statements

         This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, all of which are difficult to predict and many of which are beyond the control of the Company.

PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is furnished with this report:

               27.1  Financial Data Schedule


         SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

By:   /s/ Sandra Kahn
     -----------------------------
        Sandra Kahn
        Chief Financial Officer


(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)

Dated: May 15, 2000