Form 10QSB
period 2000-06-30
EMPIRE RESOURCES INC /NEW/
filed 2000-08-14
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,145,562 shares of common stock outstanding as of August 1, 2000.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                             EMPIRE RESOURCES, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2000
         (unaudited)........................................................  4

         Condensed Consolidated Statements of Operations for the Three
         Months and Six Months Ended June 30, 2000 and 1999
         (unaudited)........................................................  5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999 (unaudited)....................  6

         Notes to Condensed Consolidated Financial Statements(unaudited)....  7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  9



PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K................................... 12

         Signatures......................................................... 12

                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

Empire Resources, Inc.

Condensed Consolidated Balance Sheet (Unaudited)
------------------------------------------------

                                                                    JUNE 30
                                                                      2000
ASSETS
Current assets:
         Cash                                                    $   599,570
         Trade accounts receivable, net                           35,488,341
         Inventories                                              28,067,068
         Other current assets                                        446,530
                                                                 -----------
               Total current assets                               64,601,509

Furniture and equipment                                              309,431
Less: accumulated depreciation                                      (259,977)
                                                                 -----------
Net furniture and equipment                                           49,454

Deferred financing costs, net                                         28,065
                                                                 -----------
                                                                 $64,679,028
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Notes payable -- banks                                  $39,000,000
         Trade accounts payable                                   13,654,549
         Accrued expenses                                          1,207,723
         Distribution payable to former stockholders                  46,482
                                                                 -----------
               Total current liabilities                          53,908,754
                                                                 -----------

Commitments

Stockholders' equity
         Preferred stock
               $.01 par value, 5,000,000 shares authorized;
                    none issued.

         Common stock
               $.01 par value; 40,000,000 shares authorized;
                    15,580,862 shares issued, including
                    3,824,511 shares held in escrow                  155,809
         Additional paid in capital                               10,102,515
         Cumulative translation adjustment                            54,589
         Retained earnings                                           989,671
         Treasury stock (382,800 shares)                            (532,310)
                                                                 -----------
               Total stockholders' equity                         10,770,274
                                                                 -----------
                                                                 $64,679,028
                                                                 ===========


                        See notes to financial statements

Empire Resources, Inc.

Condensed Consolidated Statements of Operations  (Unaudited)
------------------------------------------------------------

                                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------             -------------------------
                                                           2000                  1999             2000                   1999
                                                           ----                  ----             ----                   ----
Net sales                                             $38,610,235            $25,152,600      $69,711,646            $46,284,940
Cost of goods sold                                     35,758,330             23,438,631       64,467,137             42,924,344
                                                      -----------            -----------      -----------            -----------
Gross profit                                            2,851,905              1,713,969        5,244,509              3,360,596

Selling, general and administrative expenses            1,341,192                751,728        2,527,049              1,481,946
                                                      -----------            -----------      -----------            -----------
Operating income                                        1,510,713                962,241        2,717,460              1,878,650

Interest expense                                          756,852                514,523        1,296,704                977,246
                                                      -----------            -----------      -----------            -----------
Income before income taxes                                753,861                447,718        1,420,756                901,404
Income taxes                                              291,546                  6,996          549,357                 13,410
                                                      -----------            -----------      -----------            -----------
Net income                                            $   462,315            $   440,722      $   871,399            $   887,994
                                                      ===========            ===========      ===========            ===========

Income before income taxes                                                   $   447,718                             $   901,404
Pro forma income taxes                                                           174,610                                 351,548
                                                                             -----------                             -----------
Pro forma net income                                                         $   273,108                             $   549,856
                                                                             ===========                             ===========

Weighted average shares outstanding--basic             11,382,015              5,560,250       11,449,604              5,560,250
Weighted average shares outstanding--diluted           11,481,090              5,560,250       11,548,772              5,560,250

Earnings per share -- basic                           $      0.04                             $      0.08
Earnings per share -- diluted                         $      0.04                             $      0.08

Pro forma earnings per share -- basic                                       $       0.05                             $      0.10
Pro forma earnings per share -- diluted                                     $       0.05                             $      0.10


                                               See notes to financial statements

Empire Resources, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                           2000                   1999
                                                                           ----                   ----
Cash flows from operating activities:
     Net income                                                       $    871,399            $   887,994
         Adjustments to reconcile net income to net cash
            (used in) provided by operating activities:
                   Depreciation and amortization                            34,267                 21,376
                   Translation adjustment                                   18,437                (17,053)
                   Transfer of restricted shares to key employee           177,918                      0
                   Changes in:
                       Trade accounts receivable                        (9,532,617)             2,043,583
                       Inventories                                      (8,704,860)            (3,110,370)
                       Other current assets                                322,432               (282,307)
                       Deferred financing costs                                 --                (46,768)
                       Trade accounts payable                            5,550,403             (3,973,150)
                       Accrued expenses                                   (563,743)             2,729,692
                                                                      ------------            -----------
                       Net cash used in operating activities           (11,826,364)            (1,747,003)
                                                                      ------------            -----------
Cash flows from investing activities:
     Additions to fixed assets                                                (648)               (12,660)
                                                                      ------------            -----------
                       Net cash (used in) investing activities                (648)               (12,660)
                                                                      ------------            -----------
 Cash flows from financing activities:
     Proceeds from  notes payable--banks                                12,700,000             10,204,550
     Distributions to stockholders                                              --               (810,000)
     Purchase  of treasury stock                                          (473,209)                     0
                                                                      ------------            -----------
                       Net cash  provided by financing activities       12,226,791              9,394,550
                                                                      ------------            -----------
                       Net  increase in cash                               399,779              7,634,887

Cash at beginning of period                                                199,791                147,719
                                                                      ------------            -----------
Cash at end of period                                                 $    599,570            $ 7,782,606
                                                                      ============            ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                     $  1,340,647            $   618,052
                                                                      ============            ===========
         Income taxes                                                 $    426,920            $    33,280
                                                                      ============            ===========

 Non-cash financing activity
     Notes payable to former stockholders--distribution                         --            $10,922,475
                                                                      ============            ===========



                                    See notes to financial statements

Empire Resources, Inc.


Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


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

Pro forma income tax expense represents the provision for income taxes as if Empire had been a C corporation for the three months and six months ended June 30, 1999.


5. Inventories

Inventories consist of semi-finished aluminum products stored in warehouses or in transit.


6. Notes Payable--Banks

During 2000 the Company entered into amendments of its revolving credit agreement with two commercial banks under which its line of credit was increased from $45 million to $50 million until September 30, 2000, reverting after that date to $45 million. In connection with this modification, certain of the Company's covenants and ratio requirements were also modified. Borrowings under this line of credit are collateralized by security interests in substantially all assets of the Company.

7. Earnings Per Share

                                 Three months ended         Six months ended
                                       June 30,                 June 30,

                                2000           1999         2000         1999
                                ----           ----         ----         ----
Weighted average shares
outstanding - basic          11,382,015     5,560,250    11,449,604   5,560,250

Dilutive effect of stock
options and warrants             99,075                      99,168

Weighted average shares
outstanding - diluted        11,481,090     5,560,250    11,548,772   5,560,250

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

Results of Operations

         The merger between Integrated and Empire was completed on September 17, 1999 ("the Merger"). This discussion and analysis compares the results of the Company for the three and six months ended June 30, 2000 with Empire's results for the same periods of 1999, which was before the date of the Merger. For accounting and other financial reporting purposes, the Merger has been treated as a "reverse acquisition." Under this treatment, the Company has been treated as a continuation of Empire, and the Merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements include the historical financial statements of Empire and Empire-Pacific, and include the results of operations of the Company only from September 17, 1999, the effective date of the Merger.


         Net sales increased $13.5 million or 53% from $25.2 million in the second quarter of 1999 to $38.6 million in the first quarter of 2000, and increased by $23.4 million, or 51% in the six month period. The increase in sales represents an increase in mill availability for export from existing supply relationships combined with the introduction of new suppliers and new product lines in the latter part of 1999 and the early part of 2000.

         Gross profit increased $1.1 million or 66% from second quarter 1999 to second quarter 2000, and increased $1.9 million or 56% in the six month period as a result of the increase in sales. Gross profit as a percentage of sales improved from 6.8% to 7.4% in the quarter and from 7.3% to 7.5% in the six months, as a result of distribution efficiencies.

         Selling, general and administrative expenses increased from $.8 million in the second quarter of 1999 to $1.3 million in the second quarter of 2000, or 63%, and increased from $1.5 million to $2.5 million, or 67% in the six month period. The increases were a result of a non-cash compensation charge of $0.2 million, increased staffing costs associated with customer service enhancements, costs related to employment contracts with certain executive officers, and costs related to professional fees as a public company.

         Interest expense increased from $.5 million during the second quarter of 1999 to $.8 million during the second quarter of 2000, and from $1.0 million to $1.3 million for the six months ended June 30, 1999 and 2000 respectively. The increase in interest expense during these periods is related to higher levels of outstanding bank indebtedness required in order to fund the Company's working capital requirements.

         Income before income taxes rose $306,143 or 68% from $447,718 to $753,861 in the quarterly period and rose $519,352 or 58% from $901,404 to $1,420,756 in the six month period.

         Income taxes were $284,550 higher in second quarter 2000 than in second quarter 1999, and $535,947 higher in the six month period due to the change in the tax status of the Company. Prior to the Merger, Empire had been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Post Merger the Company has been taxed as a C corporation. As a result, income taxes in the second quarter and six month periods in 1999 reflect only state and local income tax, while 2000 taxes reflect both federal and state and local taxes. Consequently, the Company has presented pro-forma income taxes as if the Company had been taxed as a C corporation for the 1999 periods, together with the resulting pro-forma net income for those periods.

         The Company reported net income of $462,315 for second quarter 2000 and $871,399 for the six month period ended June 30, 2000, compared to net income of $440,722 for second quarter 1999 and $887,994 in the six month period ended June 30, 1999. The change in the Company's income tax status had a significant impact on net income. The net income for second quarter 2000 was 69% greater than pro forma net income of $273,108, net of pro forma income taxes for second quarter 1999, and net income for the six month period ended June 30, 2000 was 58% greater than pro forma net income, net of pro forma income taxes for the corresponding period in 1999.

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


Liquidity and Capital Resources

         Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with two commercial banks. Prior to June 30, 2000, the Company entered into amendments of its credit agreement as a result of which its line of credit was increased to $50 million, of which $40 million can be borrowed in the form of loans, with the balance available for letters of credit. Unless further amended, on September 30, 2000, the available line reverts to $45 million, of which $35 million will be available for borrowing in the form of loans. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2001. As of June 30, 2000, the amount of loans outstanding under Empire's revolving lines of credit was $39 million, and outstanding letters of credit amounted to $4.9 million.

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to some of its suppliers. In addition, under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

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


EMPIRE RESOURCES, INC.

By:   /s/ Sandra Kahn
     ------------------------
      Sandra Kahn
      Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)

Dated: August 7, 2000