Form 10QSB
period 2000-09-30
EMPIRE RESOURCES INC /NEW/
filed 2000-11-14
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,093,762 shares of common stock outstanding as of November 1, 2000.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                             EMPIRE RESOURCES, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                           Page

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2000
         (unaudited).........................................................4

         Condensed Consolidated Statements of Operations for the Three
         Months and Nine Months Ended September 30, 2000 and 1999
         (unaudited).........................................................5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999
         (unaudited).........................................................6

         Notes to Condensed Consolidated Financial Statements (unaudited)....7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................9


PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders................12

Item 6   Exhibits and Reports on Form 8-K...................................13

         Signatures.........................................................13

                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

Empire Resources, Inc.

Condensed Consolidated Balance Sheet  (Unaudited)


                                                                   SEPTEMBER 30,
                                                                       2000
ASSETS
Current assets:
     Cash                                                          $  1,315,487
     Trade accounts receivable, net                                  41,358,721
     Inventories                                                     23,280,508
     Other current assets                                               867,907
                                                                   ------------
          Total current assets                                       66,822,623

Furniture and equipment                                                 328,076
Less: accumulated depreciation                                         (269,380)
                                                                   ------------
Net furniture and equipment                                              58,696

Deferred financing costs, net                                            21,051
                                                                   ------------
                                                                   $ 66,902,370
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable -- banks                                        $ 40,000,000
     Trade accounts payable                                          15,007,500
     Accrued expenses                                                   615,831
     Distribution payable to former stockholders                         46,482
                                                                   ------------
          Total current liabilities                                  55,669,813
                                                                   ------------
Commitments

Stockholders'  equity
     Preferred stock
          $.01 par value, 5,000,000 shares authorized;
               none issued.
     Common stock
          $.01 par value; 40,000,000 shares authorized;
               15,580,862 shares issued, including
               3,824,511 shares held in escrow                          155,809
     Additional paid in capital                                      10,183,386
     Cumulative translation adjustment                                   71,402
     Retained earnings                                                1,468,021
     Treasury stock (382,800 shares)                                   (646,061)
                                                                   ------------
                Total stockholders' equity                           11,232,557
                                                                   ------------
                                                                   $ 66,902,370
                                                                   ============


See notes to financial statements

Empire Resources, Inc.

Condensed Consolidated Statements of Operations  (Unaudited)

                                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------   -------------------------------
                                                                    2000               1999              2000            1999
                                                                ------------       -------------   -------------      ------------
Net sales                                                       $ 52,383,189       $  32,887,222   $ 122,094,835      $ 79,172,162
Cost of goods sold                                                49,415,465          30,372,855     113,882,602        73,297,199
                                                                ------------       -------------   -------------      ------------
Gross profit                                                       2,967,724           2,514,367       8,212,233         5,874,963

Selling, general and administrative expenses                       1,300,825             816,163       3,827,874         2,304,283
                                                                ------------       -------------    ------------      ------------
Operating income                                                   1,666,899           1,698,204       4,384,359         3,570,680

Interest expense                                                     878,312             701,668       2,175,016         1,678,914
                                                                ------------       -------------    ------------      ------------
Income before income taxes                                           788,587             996,536       2,209,343         1,891,766
Income taxes                                                         310,236              59,125         859,593            72,535
                                                                ------------       -------------    ------------      ------------
Net income                                                      $    478,351       $     937,411   $   1,349,750      $  1,819,231
                                                                ============       =============   =============      ============

Income before income taxes                                                         $     996,536                      $  1,891,766
Pro forma income taxes                                                                   378,684                           718,871
                                                                                   -------------                      ------------
Pro forma net income                                                               $     617,852                      $  1,172,895
                                                                                   =============                      ============

Weighted average shares outstanding--basic                        11,291,435           6,427,774      11,396,496         5,852,602
Weighted average shares outstanding--diluted                      11,390,451           6,464,743      11,494,711         5,865,061

Earnings per share -- basic                                     $       0.04                       $        0.12
Earnings per share -- diluted                                   $       0.04                       $        0.12

Pro forma earnings per share -- basic                                              $        0.10                      $       0.20
Pro forma earnings per share -- diluted                                            $        0.10                      $       0.20

See notes to financial statements

Empire Resources, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                                2000              1999
                                                                                           -------------     -------------
Cash flows from operating activities:
     Net income                                                                            $   1,349,750     $   1,819,231
         Adjustments to reconcile net income to net cash
            (used in) provided by operating activities:
                   Depreciation and amortization                                                  50,684            37,213
                   Translation adjustment                                                         35,250            12,244
                   Transfer of restricted shares to key employee                                 258,789              ----
                   Changes in:
                       Trade accounts receivable                                             (15,402,997)       (4,489,686)
                       Inventories                                                            (3,918,300)       (4,093,092)
                       Other current assets                                                      (98,945)         (704,703)
                       Deferred financing costs                                                     ----           (58,462)
                       Trade accounts payable                                                  6,903,355         2,345,595
                       Accrued expenses                                                       (1,155,637)          932,756
                                                                                           -------------     -------------
                       Net cash used in operating activities                                 (11,978,051)       (4,198,904)
                                                                                           -------------     -------------
Cash flows from investing activities:
     Additions to fixed assets                                                                   (19,293)          (21,886)
                                                                                           -------------     -------------
                       Net cash used in investing activities                                     (19,293)          (21,886)
                                                                                           -------------     -------------
 Cash flows from financing activities:
     Proceeds from  notes payable--banks                                                      13,700,000         8,000,000
     Distributions to stockholders                                                                  ----       (11,801,059)
     Distributions payable to former stockholders                                                   ----            46,482
     Net cash acquired upon merger                                                                  ----         9,950,000
     Payment of merger costs                                                                        ----          (569,258)
     Purchase  of treasury stock                                                                (586,960)             ----
                                                                                           -------------     -------------
                       Net cash  provided by financing activities                             13,113,040         5,626,165
                                                                                           -------------     -------------
                       Net  increase in cash                                                   1,115,696         1,405,375

Cash at beginning of period                                                                      199,791           147,719
                                                                                           -------------     -------------
Cash at end of period                                                                      $   1,315,487     $   1,553,094
                                                                                           =============     =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                          $   2,219,617     $   1,605,809
                                                                                           =============     =============
         Income taxes                                                                      $     737,745     $      32,500
                                                                                           =============     =============

 Non-cash financing activity
     Notes payable to former stockholders--distribution                                               --     $     152,898
                                                                                           =============     =============

See notes to financial statements

Empire Resources, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


1. The Company

The Company (as defined below) is engaged principally in the purchase, sale and distribution of primarily semi-finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from suppliers located throughout the world.

2. Organization and Basis of Presentation

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

For accounting and financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying condensed financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations, which have been minimal, of Integrated and its subsidiaries only from the September 17, 1999 merger date.

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

Pro forma income tax expense represents the provision for income taxes as if Empire had been a C corporation for the three months and nine months ended September 30, 1999.


5. Inventories

Inventories consist of semi-finished aluminum products stored in warehouses or in transit.


6. Notes Payable--Banks

The Company operates under a line of credit with two commercial banks. During 2000 the Company amended its revolving credit agreement under which its line of credit was increased from $45 million to $50 million until November 30, 2000. This temporary increase will revert after that date to the original agreement amount of $45 million. In connection with this modification, certain of the Company's covenants and ratio requirements were also modified. Borrowings under this line of credit are collateralized by security interests in substantially all assets of the Company.

7. Earnings Per Share
                                 Three months ended         Nine months ended
                                   September 30,              September 30,

                                 2000          1999          2000       1999
                                 ----          ----          ----       ----
Weighted average shares
outstanding - basic          11,291,435     6,427,774     11,396,496   5,852,602

Dilutive effect of stock
options and warrants             99,016        36,969         98,215      12,459

Weighted average shares
outstanding - diluted        11,390,451      6,464,743    11,494,711   5,865,061

Basic earnings per share for the 2000 periods are based upon the Company's number of common shares outstanding during such periods. For 1999 periods prior to the merger, earnings per share are based on the number of shares of the Company's common stock issued to the former Empire stockholders in the merger, excluding the 3,824,511 shares which were placed in escrow. The 1999 periods subsequent to the merger include the shares of the former Integrated Technology stockholders in the calculation of earnings per share.

Diluted earnings per share and pro forma diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

8. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The effect of adopting the statement is currently being evaluated.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, in the third quarter of 2000 one such supplier began full scale production at a new facility and accounted for more than 50% of the Company's purchases in that quarter.

Results of Operations

         The merger between Integrated and Empire was completed on September 17, 1999 ("the Merger"). This discussion and analysis compares the results of operations of the Company for the three and nine months ended September 30, 2000 with Empire's results for the same periods of 1999, which were predominantly before the date of the Merger. For accounting and other financial reporting purposes, the Merger has been treated as a "reverse acquisition." Under this treatment, the Company has been treated as a continuation of Empire, and the Merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements include the historical financial statements of Empire and

Empire-Pacific, and include the results of operations of Integrated, which have been minimal, only from September 17, 1999, the effective date of the Merger.

         Net sales increased $19.5 million or 59.3% from $32.9 million in the third quarter of 1999 to $52.4 million in the third quarter of 2000, and increased by $42.9 million, or 54% in the nine month period. The increase in sales represents an increase in mill availability for export from existing supply relationships.

         Gross profit increased $.5 million or 18.2% from third quarter 1999 to third quarter 2000, and increased $2.3 million or 40% in the nine month period as a result of the increase in sales. Gross profit as a percentage of sales declined from 7.6% to 5.7% in the quarter and from 7.4% to 6.7% in the nine months, as a result of various factors including increased costs related to higher purchasing costs, material handling, product staging and other customer accommodations.

         Selling, general and administrative expenses increased from $.8 million in the third quarter of 1999 to $1.3 million in the third quarter of 2000, or 63%, and increased from $2.3 million to $3.8 million, or 65% in the nine month period. The increases were a result of a non-cash compensation charge of $0.2 million, increased staffing costs associated with customer service enhancements, costs related to employment contracts with certain executive officers, and costs related to professional fees as a public company.

         Interest expense increased from $.7 million during the third quarter of 1999 to $.9 million during the third quarter of 2000, and from $1.7 million to $2.2 million for the nine months ended September 30, 1999 and 2000 respectively. The increase in interest expense during these periods is related to higher levels of outstanding bank indebtedness required in order to fund the Company's higher sales volume and interest rate increases.

         Income before income taxes declined $207,949 or 21% from $996,536 to $788,587 in the quarterly period and rose $317,577 or 17% from $1,891,766 to $2,209,343 in the nine month period.

         Income taxes were $251,111 higher in third quarter 2000 than in third quarter 1999, and $787,058 higher in the nine month period due to the change in the tax status of the Company. Prior to the Merger, Empire had been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Post Merger the Company has been taxed as a C corporation. As a result, income taxes in the third quarter and nine month periods in 1999 reflect state and local income tax and federal income tax only for the period from September 17 to September 30, while 2000 taxes reflect federal, state and local taxes for the entire period. Consequently, for comparative purposes, the Company has presented pro-forma income taxes as if the Company had been taxed as a C corporation for all of the 1999 periods, together with the resulting pro-forma net income for those periods.

         The change in the Company's income tax status had a significant impact on net income. The Company reported net income of $478,351 for third quarter 2000 and $1,349,750 for the nine month period ended September 30, 2000, compared to net income of $937,411 for third quarter 1999 and $1,819,231 in the nine month period ended September 30, 1999. The net income for third quarter 2000 was 23% lower than pro forma net income of $617,852 (net of pro forma income taxes) for third quarter 1999, while net income for the nine month period ended September 30, 2000 was 15% greater than pro forma net income (net of pro forma income taxes) for the corresponding period in 1999.

Distribution of Surplus Net Worth, Distribution of Promissory Notes and Restricted Stock Agreement

         In February 1999, Empire determined to distribute to the former Empire stockholders an amount ("Surplus Net Worth") equal to the total stockholders' equity of Empire as shown on the balance sheet of Empire as of December 31, 1998 (or $10,922,475). Empire carried out the foregoing through the distribution to the Empire stockholders of two promissory notes in the aggregate principal amount of $10,922,475, bearing interest at the rate of 6% per annum. These notes were paid in full in September and October of 1999.

         In conjunction with the Merger, The Company and Nathan and Sandra Kahn, the former stockholders of Empire, entered into a restricted stock agreement with the Vice President of Sales of the Company, (the "VP"). Pursuant to the restricted stock agreement, the Kahns transferred to the VP 469,238 shares ("Restricted Shares") of common stock of the Company which represents a portion of the shares that were received by the Kahns in the Merger.

         The transfer of the Restricted Shares from the Kahns to the VP did not involve the issuance of any shares or any cash expenditure by the Company. However, under applicable accounting rules, such transfer is being treated as if the Company had issued such shares to the VP as compensation for services and, accordingly, the Company is required to recognize an expense relating thereto.

         Please refer to the Company's Form 10-KSB for the fiscal year ended December 31, 1999 for a more detailed discussion of these events and their effect on the financial statements of the Company.


Liquidity and Capital Resources

         Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with two commercial banks. These facilities expire on June 30, 2001. The Company increased its line under the credit agreement from $45 million to $50 million, of which $40 million can be borrowed in the form of loans, with the balance available for letters of credit. This temporary increase will revert on November 30, 2000 to the original credit agreement amount unless it is further amended. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. As of September 30, 2000, the amount of loans outstanding under Empire's revolving lines of credit was $40 million, and outstanding letters of credit amounted to $3.3 million.

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


PART II

         Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of Empire Resources, Inc. was held on September 14, 1999. At the annual meeting, the stockholders voted to elect directors to the board of directors of Empire, and to ratify the appointment of Richard A. Eisner & Company, LLP as independent auditors for the fiscal year ending December 31, 2000.

         The following table sets forth the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the annual meeting and each nominee to the board of directors.

-------------------------------------------------------------------------------------------------------------
                                                    Votes        Votes          Broker Non-
Matter                               Votes For      Against      Withheld       Votes          Abstentions
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Election of:
-------------------------------------------------------------------------------------------------------------
     William Spier                   13,278,134         -0-        866,485           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Nathan Kahn                     14,047,195         -0-         97,424           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Sandra Kahn                     14,047,195         -0-         97,424           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Jack Bendheim                   13,993,295         -0-        151,324           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Barry W. Blank                  14,051,695         -0-         92,924           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Barry L. Eisenberg              13,831,195         -0-        313,424           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Peter G. Howard                 13,982,145         -0-        162,474           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Nathan Mazurek                  13,772,795         -0-        371,824           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Morris J. Smith                 13,762,345         -0-        382,274           -0-               -0-
-------------------------------------------------------------------------------------------------------------
     Harvey Wrubel                   14,051,695         -0-         92,924           -0-               -0-
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Appointment of Richard A. Eisner &
Company LLP as independent auditors  14,015,773     57,200              -0-          -0-           71,646
-------------------------------------------------------------------------------------------------------------

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

Dated: November 14, 2000