Form 10QSB/A
period 2000-09-30
EMPIRE RESOURCES INC /NEW/
filed 2000-11-15
CIK 1019272

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

                          Item 1 Financial Statements

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
                                                                   ------------
Commitments

Stockholders'  equity
     Preferred stock
          $.01 par value, 5,000,000 shares authorized;
               none issued.
     Common stock
          $.01 par value; 40,000,000 shares authorized;
               15,580,862 shares issued, including
               3,824,511 shares held in escrow                          155,809
     Additional paid in capital                                      10,183,386
     Cumulative translation adjustment                                   71,402
     Retained earnings                                                1,468,021
     Treasury stock (486,600 shares)                                   (646,061)
                                                                   ------------
                Total stockholders' equity                           11,232,557
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