Form 10KSB
period 2000-12-31
EMPIRE RESOURCES INC /NEW/
filed 2001-04-02
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to ----

                        Commission file number 001-12127

                             EMPIRE RESOURCES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                   22-3136782
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

                                ONE PARKER PLAZA
                               FORT LEE, NJ 07024
                    (Address of Principal Executive Offices)

                                  201 944-2200
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class                Name of each exchange on which registered

COMMON STOCK, PAR VALUE               AMERICAN STOCK EXCHANGE
   $0.01 PER SHARE

REDEEMABLE COMMON STOCK               AMERICAN STOCK EXCHANGE
  PURCHASE WARRANTS

     Securities registered pursuant to Section 12 (g) of the Act:    NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information s tatements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $165,327,827.

     As of March 15, 2001, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $4.0 Million. Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,854,062 shares of common stock outstanding as of March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             EMPIRE RESOURCES, INC.
            FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX


10-KSB Part and Item No.                                                   Page

                            PART I

Item 1            Description of Business.                                    3

Item 2            Description of Property.                                   10

Item 3            Legal Proceedings.                                         10

Item 4            Submission of Matters to a Vote of Security Holders.       10


                            PART II

Item 5            Market for Common Equity and Related
                    Stockholder Matters.                                     11

Item 6            Management's Discussion and Analysis or
                    Plan of Operation.                                       13

Item 7            Financial Statements.                                      18

Item 8            Changes In and Disagreements With Accountants
                    On Accounting and Financial Disclosure.                  18


                           PART III

Item 9            Directors, Executive Officers, Promoters and Control
                    Persons, Compliance With Section 16(a) of the
                    Exchange Act.                                            20

Item 10           Executive Compensation.                                    22

Item 11           Security Ownership of Certain Beneficial Owners
                    And Management.                                          27

Item 12           Certain Relationships and Related Transactions.            29

Item 13           Exhibits and Reports on Form 8-K                           29

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

     Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), effective September 17, 1999, Empire was merged with and into the Company, and the Company issued to the then current stockholders of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock have been placed in escrow. Some or all of the escrowed shares may be released to the former stockholders of Empire after March 31, 2001 based on a two-year earn-out formula; however, the Company believes it unlikely that the earn-out formula will result in any such shares being released. Any escrowed shares not released to the former stockholders of Empire will be returned to the treasury of the merged company or retired.

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

     For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and its subsidiaries (which have been minimal) only from the September 17, 1999 merger date.

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

STRATEGY

     The Company's strategy for growth involves the following key elements:

     Provide Customers with a High Level of Service and Cost Effective, Quality Products. The Company places great emphasis on providing customers with a high level of service. In particular, the Company works closely with its customers in order to learn the specific requirements of each customer. This enables the Company to provide each customer with cost-effective, quality materials matching the customer's particular needs. The Company also provides various ancillary services to its customers, including (1) arranging for products to be stored in warehouse facilities for release to the customer on a just-in-time delivery basis, (2) providing customers with timely information concerning market trends and product development, and (3) upon request by customers, arranging for subsequent metal processing or finishing services required by the customer.

     Expand Volumes and Product Breadth with Existing Suppliers. The Company continuously strives to lever its existing long-standing relationships with suppliers through increased volume with existing product lines and by adding new product lines which are within the suppliers' range of production and which are saleable in the Company's marketing area. The Company believes that by pursuing this strategy it will increase its volume to its existing suppliers while at the same time establishing new markets serving to increase volume and market presence.

     Expand Sources of Supply and Serve as Effective Marketing Channel for Suppliers. The Company constantly endeavors to increase its supply sources by expanding its relationships with existing suppliers and forming relationships with new suppliers. The Company seeks to build its supply relationships by serving as an effective marketing channel for its suppliers. The Company believes that as it increases its supply sources, it will be able to increase sales to existing customers and attract new customers because it will be in a position to offer customers greater quantities and a wider range of products.

     Acquire Capability to Provide Additional Value Added Services. The Company may seek to acquire the capability to provide its customers with additional value-added services (such as various processing or finishing services). The Company may accomplish this through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

     Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. During 2000, the Company finalized a five-year lease on a property in Baltimore. This facility serves the dual purpose of: (a) providing depot/warehousing capacity for just-in-time delivery for its 4 Metals division (see "Competition", below) and (b) providing handling capability and inventory control at the Baltimore port of entry, the Company's most active import location. It is expected that this arrangement may ultimately cut freight and handling expenses while concurrently increasing efficiency, and enable the Company to monitor deliveries and serve customers more effectively.

THE INDUSTRY

     Semi-finished aluminum products are produced by processing primary aluminum or aluminum scrap. A product is considered "semi-finished" if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products, and aluminum powder and paste.

     According to Brook Hunt, in 2000, the following industries accounted for the indicated percentages of western world consumption of aluminum: transportation (35%), packaging (19%), building (19%), machinery and equipment (9%), electrical (7%), consumer durables (5%), and other industries (6%).

     Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. The Company believes that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to The Aluminum Association Inc., demand for semi-finished aluminum products in the United States in 2000 was virtually on par with 1999 demand, with an estimated 17.8 billion pounds of semi-finished products shipped in 2000.

SALES, MARKETING AND SERVICES

     The Company endeavors to build its distribution within the aluminum industry by providing customers with quality products, access to alternative sources of supply, and comprehensive customer service. The Company offers customers a full range of services including:

     o sourcing aluminum products from the appropriate supplier in order to meet pricing and delivery requirements;

     o    handling foreign exchange transactions for sales in local currency;

     o assuming responsibility for the shipment and timely delivery of the product to the customer;

     o assisting customers in identifying materials and matching their particular needs;

     o where necessary, arranging for subsequent metal processing and/or finishing services which may be required by the customer;

     o arranging for materials that have been ordered by a customer (and are subject to a firm purchase commitment) to be stored at an appropriate warehouse for release to the customers on a just-in-time delivery basis, and

     o providing customers with information concerning market trends and product development.

     The Company carefully monitors the timing and processing of orders to meet customers' needs and commits to fill orders within a time-period mutually agreed with the customer -- generally within a 30 day window. The Company maintains constant and ongoing communication with its suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

     The Company primarily sells its products through its own marketing and sales personnel. In addition, the Company sells its products through independent sales agents located in the United States who receive a commission on sales. The Company's inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

     In 1996, Empire extended its distribution territory by establishing Empire-Pacific to distribute Empire's products in Australia and New Zealand.

BACKLOG

     At December 31, 2000, the amount of backlog of firm orders was approximately $45 million, representing orders received from customers and placed into production with the Company's supplier mills. The Company expects to fill and invoice substantially all of the orders in the December 31, 2000 backlog by the end of June 2001.

SUPPLIERS

     The Company enjoys exclusive representation arrangements with several foreign mills. The Company provides important services to its suppliers by:

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

     During 2000 the Company continued to solidify its position with existing suppliers and continued to seek new long-term sources to underpin its position in the market. The Company believes that the process of solidifying its position with its suppliers will continue during 2001.

CUSTOMERS

     The Company serves over 150 customers in diverse industries, including transportation, automobile, housing, appliances and packaging. In 2000, the top ten customers of the Company represented approximately 45% of its sales. These customers included seven full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

     The Company's customers are located throughout the United States and Canada and, to a lesser extent, Australia and New Zealand. In 2000, customers in the United States accounted for approximately 78% of revenues, customers in Canada for approximately 16%, and customers in Australia and New Zealand for approximately 6%. The Company 's U.S. customer base is not regional.

     The Company insures its accounts receivable against credit risk by purchasing credit insurance. This insurance is generally subject to a 10% co-insurance provision with respect to each claim and there are limits on the amount of credit that the Company's insurance carrier will underwrite with respect to each customer.

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


COMPETITION

     The Company 's principal competitors are North American aluminum producers, including Alcoa Inc. and Alcan Aluminum Limited which dominate the aluminum industry in North America. These companies are significantly larger and have greater financial resources than the Company. The Company also competes with other importers and agents that act for foreign aluminum producers. The Company believes that agents of foreign mills are generally less capable of serving the needs of North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that the Company offers its customers. As with other industries, a number of our competitors have developed and are developing e-commerce strategies for the sale of products over the internet. The Company launched its e-commerce initiative under the 4 Metals brand during the latter part of 2000, utilizing the internet as a sales and marketing tool, principally to its existing customer base as well as to new customers.

                                  RISK FACTORS

     The Company's business is subject to a number of risk factors, including but not limited to the following:

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

THE COMPANY IS HIGHLY DEPENDENT ON SUPPLIER RELATIONSHIPS.

     The Company's operations and its sales strategy are highly dependent upon its supplier relationships. The Company's strategy also is based in large part upon its ability to maintain and increase its supplier base, permitting it to purchase sufficient materials at competitive prices. As a result, the termination or limitation by any principal supplier of its relationship with the Company could have a material adverse effect on the Company's business. In particular, in 2000, the Company purchased 40% of its products from one vendor, the loss or disruption of which could have a material adverse effect on the Company's business.

     In addition, the Company's loss of any one of its other suppliers (or material default by any such supplier in its obligations to the Company) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to the Company, or for any other reason, would have at least a short-term material adverse effect on the Company's business.

CHANGING ALUMINUM PRICES COULD IMPACT THE COMPANY'S PROFIT MARGINS.

     The Company relies on long-term relationships with its suppliers, but generally has no long-term, fixed-price purchase contracts; it purchases at prevailing market prices at the time orders are placed, with appropriate discounts for quantity purchases. The aluminum industry is highly cyclical, and the prices that the Company pays for aluminum and the prices it charges will be influenced by a variety of factors outside of its control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, and currency fluctuations. While the Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts, there exists the risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

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

INCREASED TARIFFS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

     During 2000, in excess of 50% of sales of the Company represented sales of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preference. There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed in any given year after its current expiration date of September 30, 2001. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to its customers, the Company's profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

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

THE COMPANY IS DEPENDENT ON ITS EXECUTIVE OFFICERS.

     The Company is highly dependent on its executive officers, the loss of any of whom could have a significant adverse impact on the Company's business.

EMPLOYEES

     As of December 31, 2000, the Company had 32 employees, all of whom were full-time employees. The Company also has independent sales representatives located in the United States. None of these employees are represented under a collective bargaining agreement.

     Empire-Pacific, a wholly-owned subsidiary of the Company, has five employees in Australia.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Fort Lee, New Jersey, where the Company leases office space pursuant to a lease expiring in March 2005. The lease provides for an annual rental payment of $215,881.

     The Company leases a warehouse and distribution facility in Baltimore, Maryland pursuant to a lease expiring in October 2005. The lease provides for annual rental payments of $138,125 to $161,587 over the term of the lease. Management believes that the Company's facilities are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Common Stock of the Company (the "Common Stock") commenced trading on the American Stock Exchange ("AMEX") on October 1, 1996, under the symbol ITH. In conjunction with the Merger on September 17, 1999, the symbol changed to ERS.

     The table below sets forth the high and low sales prices for the Common Stock as reported on the AMEX for the periods indicated.

                                              COMMON STOCK
                         ---------------------------------------------------
                                    2000                         1999
                                    ----                         ----
  PERIOD                      HIGH          LOW          HIGH            LOW
  ------                      ----          ---          ----            ---
  1st Quarter    ........    $1 9/16      $ 1  5/16     $1 7/8       $1 3/8
  2nd Quarter    ........    $1 1/2       $   15/16     $2 3/4       $1 3/8
  3rd Quarter    ........    $1 1/4       $    7/8      $2 5/8       $1 1/4
  4th Quarter    ........    $1 3/16      $   13/16     $1 5/8       $1

     On March 15, 2001, the closing price of the Common Stock on AMEX was $1.00 and there were 45 holders of record of the Common Stock.

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

     In the third quarter of 1997 and the first quarter of 1998, certain directors were granted options that were intended to motivate these directors to seek acquisition opportunities for the Company. These options provided that the options would become exercisable upon (or in certain cases a specified period following) completion of an acquisition transaction by Integrated within 18 months of the grant date (provided that in all events they would be become exercisable on the day preceding the tenth anniversary of the grant date). Following the execution of the Merger Agreement with Empire on February 22, 1999, the board amended these options to provide that they would become exercisable upon (or in certain cases a specified period following) the closing of the Merger, even if this closing occurred after the 18-month period originally specified in these options. Certain information concerning these options is shown in the table below:

     NAME OF DIRECTOR         DATE OF GRANT        NUMBER OF SHARES    EXERCISE PRICE PER                    VESTING
                                                    OF COMMON STOCK          SHARE
                                                   UNDERLYING OPTION          ($)
- ----------------------- -------------------------- ------------------ --------------------- --------------------------------------
William Spier           October 7, 1997            20,000                  1.4063           Completion of merger

                        December 10, 1997          50,000                  1.4063           Completion of merger

                        December 10, 1997          25,000                  2.0000           180 days following completion of merger

                        December 10, 1997          25,000                  2.0000           One year following completion of merger

Bernard S. Appel        October 7, 1997            16,000                  1.4063           Completion of merger

Barry W. Blank          February 2, 1998           16,000                  1.6563           Completion of merger

Nicole R. Kubin         October 7, 1997            16,000                  1.4063           Completion of merger

Morton L. Landowne      October 7, 1997            16,000                  1.4063           Completion of merger

Morris J. Smith         October 7, 1997            16,000                  1.4063           Completion of merger

Michael Yudin           February 2, 1998           16,000                  1.6563           Completion of merger
- ----------------------- -------------------------- ----------------------- ---------------- ---------------------------------------

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

SHARE REPURCHASE

     In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the number of shares authorized for repurchase was increased to 1.5 million. As of December 31, 2000, the Company had repurchased a total of 596,500 shares for an aggregate cost of $741,316. The Company also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

WARRANTS

     The following warrants were issued by Integrated prior to the merger and were outstanding on December 31, 2000.

     In connection with the a bridge financing during the year ended December 31, 1996, Integrated issued warrants to purchase an aggregate of 199,174 shares of common stock at an exercise price of $0.60 per share. As of December 31, 2000, 90,838 of such warrants were outstanding.

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

CAPITAL CONTRIBUTION BY STOCKHOLDERS

     Results of operations for 2000 include a provision for an adjustment to state income taxes relating to Empire's earnings before the Merger. Pursuant to the Agreement and Plan of Merger, the former stockholders of Empire have contributed capital to the Company in an amount sufficient to indemnify it for these taxes. As a result of this event, total stockholders' equity as of December 31, 2000 has been increased by $97,158.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, in the second half of 2000 one such supplier began full scale production at a new facility and accounted for approximately 40% of the Company's purchases for the year and approximately 60% of its purchases in the fourth quarter.

RESULTS OF OPERATIONS


     The Merger between Integrated and Empire was completed on September 17, 1999. This discussion and analysis compares the results for 2000 with the results for 1999 of the Company after the date of the Merger and of Empire prior to the Merger, and compares the results for 1999 of the Company after the date of the Merger and of Empire prior to the Merger with Empire's results for 1998. For accounting and other financial reporting purposes, the Merger has been treated as a "reverse acquisition." Under this treatment, the Company has been treated as a continuation of Empire, and the Merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements include the historical financial statements of Empire and Empire-Pacific, and include the results of operations of the Company only from September 17, 1999, the effective date of the Merger.

   Fiscal Years Ended December 31, 2000 and 1999

     Net sales increased $58.2 million or 54% from $107.1 million in 1999 to $165.3 million in 2000. The increase in sales in 2000 resulted from the increased availability of material from a principal supplier after this supplier completed a mill expansion.

     Gross profit increased $2.6 million or 32% from $8.2 million in 1999 to $10.7 million in 2000 as a result of the increase in sales. Gross profit as a percentage of sales declined from 7.6% to 6.5% as a result of higher purchasing costs, more favorable sales terms and operating inefficiencies relating to material handling and product staging associated with the sharply increased sales volume.

     Selling, general and administrative expenses increased $1.8 million or 46% from $3.9 million in 1999 to $5.7 million in 2000 as a result of a non-cash compensation charge of $0.3 million (see "Accounting Treatment of Restricted Stock Agreement", below), increased staffing costs associated with customer service, costs related to employment contracts with certain executive officers (see "Certain Agreements Entered into with Executive Officers"), professional fees and costs of operating as a public company.

     Interest expense increased $0.9 million or 41% from $2.2 million in 1999 to $3.1 million in 2000. The increase in interest expense is related to higher levels of outstanding bank indebtedness required in order to fund the Company's higher inventory and other working capital needs.

     Income taxes increased $0.7 million from $0.2 in 1999 to $0.9 million in 2000 due to the change in the tax status of the Company and because of a state tax assessment for prior years recorded in 2000. Prior to the Merger, Empire had been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Post Merger the Company has been taxed as a C corporation. As a result, 1999 income taxes reflect state and local income tax for the whole year and federal income tax only for the period from September 17, 1999 to December 31, 1999, while 2000 taxes reflect federal, state and local taxes for the entire period. Consequently, for comparative purposes, the Company has presented pro-forma income taxes as if the Company had been taxed as a C corporation for all of 1999, together with the resulting pro-forma net income for that year.

     In addition, income taxes in 2000 includes $0.2 million of state taxes, net of federal tax benefits, pertaining to periods prior to the Merger (as described under "Market for Common Equity and Related Stockholder Matters -- Capital Contribution by Stockholders").

     The change in the Company's income tax status had a significant impact on net income. The Company reported net income of $1.0 million for 2000, compared to net income of $2.0 million for 1999. The net income for 2000 was $0.3 million or 23% lower than pro forma net income of $1.3 million (net of pro forma income taxes) for 1999.

   Fiscal Years Ended December 31, 1999 and 1998

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

     Selling, general and administrative expenses increased from $3.3 million to $3.9 million, or 18%, as a result of a non-cash charge of $0.1 million (see "Accounting Treatment of Restricted Stock Agreement", below), increased staffing costs associated with customer service enhancements, and costs related to employment contracts (see "Certain Agreements Entered into with Executive Officers").

     Interest expense rose $0.8 million or 62% from 1998 to 1999, approximately half of which was directly attributable to interest on promissory notes to stockholders issued in conjunction with the Merger (as described under "Distribution of Surplus Net Worth--Distribution of Promissory Notes" below), with the balance attributable to related higher levels of outstanding bank indebtedness required in order to fund the Company's working capital requirements.

     The aforementioned higher selling, general and administrative expenses and interest expense were only partially offset by the higher gross margin, resulting in 1999 income before income taxes being $417,081 (17%) lower than in 1998.

     Income taxes were $115,253 higher in 1999 due to the change in the tax status of the Company. Prior to the Merger, Empire had been taxed as an S corporation for Federal income tax purposes. In general, the income or loss of an S corporation is passed through to its owners rather than being subject to tax at the entity level. Post Merger the Company has been taxed as a C corporation. As a result, 1998 income taxes reflect only state and local income tax, while 1999 taxes reflect only state and local taxes through September 17, 1999, and both federal and state and local taxes subsequent to that date. Consequently, the Company has calculated pro-forma income taxes as if the Company had been taxed as a C corporation for 1999 and 1998, together with the resulting pro-forma net income.

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

DISTRIBUTION OF SURPLUS NET WORTH

     In February 1999, Empire determined to distribute to the former Empire stockholders an amount approximately equal to the total stockholders' equity of Empire as shown on the balance sheet of Empire as of December 31, 1998 (or $10,922,475). Empire carried out the foregoing through the distribution to the Empire stockholders of the Asset Backed Notes described under "Distribution of Promissory Notes" below.

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

     The transfer of the Restricted Shares from the Kahns to Mr. Wrubel did not involve the issuance of any shares or any cash expenditure by the Company. However, under applicable accounting rules, such transfer is being treated the same as if the Company had issued such shares to Mr. Wrubel as compensation for services and, accordingly, the Company is required to recognize an expense relating thereto. The expense relating to the Non-Contingent Restricted Shares is based on the fair market value of the stock as of the grant date and is being recognized over the vesting period. The Company recognized $403,012 of such expense through December 31, 2000, and will recognize $133,440 of expense in 2001 and $45,830 of expense in 2002. The expense relating to the Contingent Restricted Shares will be based on the fair market value of the stock as of the time of vesting and be recognized at the time of vesting. No expense will be recognized with respect to Contingent Restricted Shares that do not vest.

RECENT ACCOUNTING PRONOUNCEMENT

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", which, as amended, is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has adopted SFAS No. 133 as of January 1, 2001, and is currently considering various aspects of its impact on the Company's financial statements, and modifying its systems to provide the required information. The Company believes that its activities in hedging foreign currency exposure and price exposure on the metals content of its purchase and sales of aluminum will qualify as hedges under SFAS No. 133. Accordingly, although SFAS No. 133 will require the Company to record "mark-to-market" adjustments on its hedge positions, and record any ineffectiveness in its hedged positions in earnings currently, the Company believes that the transition adjustment as of January 1, 2001, as a result of initial adoption of SFAS No. 133 will be immaterial.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased $1.0 million, to $1.2 million, in the year ended December 31, 2000. Net cash of $11.2 million was provided by financing activities, offset by $10.2 million of net cash used in operating activities.

     The $11.2 million of net cash provided by financing activities was primarily the result of increased borrowings of $11.7 million under the Company's line of credit and a capital contribution by shareholders, offset by the acquisition of $0.7 million of treasury stock under its stock buy-back program.

     The $10.2 million of net cash used in operating activities was primarily the result of an increase in accounts receivable of $11.5 million and a $9.6 million increase in inventories, partially offset by a $10.8 million increase in accounts payable and net income of $1.0 million.

     Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. The available line was $50 million as of December 31, 2000, and increased to $60 million in January 2001. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2003. As of December 31, 2000, the amount outstanding under the Company's revolving lines of credit was $38 million (excluding letters of credit of approximately $2.1 million).

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

COMMITMENTS AND CONTINGENCIES

     Empire has contingent liabilities in the form of letters of credit to some of its suppliers. As of December 31, 2000, Empire's outstanding letters of credit amounted to approximately $2.1 million.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:

Name                       Age     Position
- ----                       ---     --------
William Spier..........    66      Non-Executive Chairman of the Board and
                                   Director
Nathan Kahn............    46      Chief Executive Officer, President and
                                   Director
Sandra Kahn............    43      Vice President, CFO and Director
Harvey Wrubel..........    47      Vice President of Sales and Director
Jack Bendheim..........    54      Director
Barry L. Eisenberg.....    54      Director
Peter G. Howard........    65      Director
Nathan Mazurek.........    38      Director
Morris J. Smith........    43      Director
Barry Blank............    60      Director until his resignation on
                                   December 7, 2000.

     William Spier. Mr. Spier has been a director of the Company since October 1996 and was Acting Chief Executive Officer from November 1997 until September 1999. Mr. Spier presently serves as non-executive Chairman of the Board of the Company. Mr. Spier has been a private investor since 1982. He also served as Chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996, and as Chief Executive Officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 through September 1996. From 1980 to 1981, Mr. Spier was Vice Chairman of Phibro-Salomon Inc. Mr. Spier also serves as a Director of Keystone Consolidated Industries, Inc., and Centerpoint Corporation.

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

     Harvey Wrubel. Mr. Wrubel has been the Vice President of Sales/Director of Marketing of the Company since the Merger in September 1999, and prior to the Merger, was the Vice President of Sales/ Director of Marketing of Empire for more than the prior five years. Mr. Wrubel has been a director of the Company since September 2000.

     Jack Bendheim. Mr. Bendheim has been a director of the Company since September 1999. He has also been the President, Chief Executive Officer and Chairman of the Board of Philipp Brothers Chemicals, Inc. for more than the prior five years. Mr. Bendheim is also a director of The Berkshire Bank, which is owned by CLS.

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

     Nathan Mazurek. Mr. Mazurek has been the President and Chief Executive Officer of American Circuit Breaker Corporation, a manufacturer of circuit breaker protection equipment for more than the prior five years. Since 1995, Mr. Mazurek has been President and Chief Executive Officer of Pioneer Transformers Ltd., a manufacturer of liquid filled power and distribution transformers. Mr. Mazurek has been a director of the Company since September 1999

     Morris J. Smith. Mr. Smith has been a director of the Company since January 1994. Since 1993, Mr. Smith has been a private investor and investment consultant. Prior thereto, Mr. Smith was employed for a period of more than five years by Fidelity Investments as a portfolio manager.

     Barry W. Blank. Mr. Blank was a director of the Company from December 1997 until his resignation on December 7, 2000. Mr. Blank is a stockbroker and has been a member of the New York Stock Exchange since 1981 and a member of the American Stock Exchange since 1978. Since October 1998, he has served as branch manager of the Phoenix office of Dirks & Co. Prior thereto, he managed a branch office of Coleman & Co. Securities (1995 to 1997) and a branch office of RAS Securities (1994 to 1995).

FAMILY RELATIONSHIPS

     Nathan Kahn and Sandra Kahn are husband and wife. Barry L. Eisenberg and Jack Bendheim are brothers-in-law.

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

     Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the period from January 1, 2000 through December 31, 2000 all

Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

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

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                         LONG-TERM
                                                                                         COMPENSATION AWARDS

                                                                                    SECURITIES         ALL OTHER
                                                                                    UNDERLYING     COMPENSATION ($)
                                                                                     OPTIONS
                                                                                       (#)
NAME AND PRINCIPAL POSITION            YEAR     SALARY($)         BONUS($)
William Spier                          2000          --              --               2,000          $25,000(2)
     Non-Executive Chairman            1999          --              --               2,000          $11,333(3)
of the Board (1)                       1998          --              --                --             $4,000(4)

Nathan Kahn                            2000       $300,000         $50,000            2,000           $2,000(4)
     Chief Executive Officer and       1999       $176,875           --               2,000           $1,000(4)
     President                         1998        $55,000           --                --                 --

Sandra Kahn                            2000       $100,000            --              2,000           $2,000(4)
     Vice President,                   1999        $82,000            --              2,000           $1,000(4)
     Chief Financial Officer,
     Treasurer and Secretary           1998        $52,000            --                --                 --

Harvey Wrubel                          2000       $207,872        $277,000            2,000         $139,142(5)
     Vice President of Sales           1999       $203,000        $300,000          200,000               --
                                       1998       $200,000        $300,003             --                 --

(1) Served as Acting Chief Executive Officer of the Company prior to the merger.

(2) Mr. Spier is entitled to $25,000 per annum as consideration for his services as non-executive Chairman of the Board.

(3) Of this amount, $3,000 represents director fees for attending board meetings and $8,333 represents amounts paid to Mr. Spier in 1999 for serving as non-executive Chairman of the Board.

(4)  Represents directors' fees.

(5) Of this amount, $1,000 represents director fees and $138,142 represents non-cash taxable compensation charged to Mr. Wrubel upon the vesting of non-contingent restricted shares, as discussed in Item 6, Management's Discussion and Analysis or Plan of Operation--Accounting Treatment of Restricted Stock Agreement.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the stock option grants made to each of the officers and employees named in the Summary Compensation Table, above, during 2000. No stock appreciation rights were granted to these individuals during such year.

                             (INDIVIDUAL GRANTS) (1)
                         NUMBER OF             PERCENT OF
                         SECURITIES          TOTAL OPTIONS        EXERCISE PRICE    EXPIRATION
                     UNDERLYING OPTIONS       GRANTED TO             ($/SH)             DATE
                           GRANTED           EMPLOYEES IN             (2)
                             (#)              FISCAL YEAR
NAME
William Spier             2,000                  2.8%               $1.188            9/14/10
Nathan Kahn               2,000                  2.8%               $1.188            9/14/10
Sandra Kahn               2,000                  2.8%               $1.188            9/14/10
Harvey Wrubel             2,000                  2.8%               $1.188            9/14/10

- ---------------------------
     (1) All options granted to the named officers and employees are non-statutory under federal tax laws and were granted on September 14, 2000. Pursuant to the option agreement underlying these options, the options became exercisable immediately upon grant.

     (2) The exercise price may be paid in cash or, under certain circumstances, in shares of the Company's Common Stock.

YEAR-END OPTION VALUES

         The following table provides certain information concerning the options held by the officers and employees named in the Summary Compensation Table, above, as of December 31, 2000.

                         OPTIONS AS OF DECEMBER 31, 2000

                     NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                     UNEXERCISED OPTIONS AT YEAR END             OPTIONS AT YEAR END
NAME                  EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
William Spier           149,000            ............      ............       ............
Nathan Kahn               4,000            ............      ............       ............
Sandra Kahn               4,000            ............      ............       ............
Harvey Wrubel           202,000            ............      ............       ............

LONG-TERM INCENTIVE PLANS

         The following table provides certain information concerning the long-term incentive plans available to the officers and employees named in the Summary Compensation Table, above, as of December 31, 2000.


                                  LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR
                                                                                         ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK
                                                                                                    PRICE-BASED PLANS
           (A)                      (B)                          (C)                        (D)             (E)            (F)
                             NUMBER OF SHARES,
                               UNITS OR OTHER     PERFORMANCE OR OTHER PERIOD UNTIL
                                 RIGHTS (#)              MATURATION OR PAYOUT            THRESHOLD        TARGET         MAXIMUM
           NAME                                                                             (#)             (#)            (#)
Nathan Kahn and Sandra      3,824,511             April 1, 1999 through March 31,     228,817          228,817        3,824,511
Kahn (1)                                          2001

Harvey Wrubel (2)

(1) For a detailed description of this plan and the formula to be applied in determining the amounts payable, see Item 11, "Security Ownership of Certain Beneficial Owners and Management--Issuance of Contingent Shares to Empire Stockholders".

(2) For a detailed description of shares that may be issued to Harvey Wrubel and the formula to be applied in determining the amounts payable, see Item 10, "Executive Compensation, Employment Agreement with Harvey Wrubel".

COMPENSATION OF DIRECTORS

The non-executive Chairman of the Board is paid $25,000 per annum as consideration for his services. Each other director is paid $500 for attendance (in person or by telephone) at meetings of the Board, and all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings. In addition, the Company in 2000 granted options to directors as described below:

                           NUMBER OF
NAME                SHARES UNDERLYING OPTION        EXERCISE PRICE PER SHARE
- ----                ------------------------        ------------------------

Jack Bendheim              2,000                          $1.188
Barry Blank                2,000                          $1.188
Barry Eisenberg            2,000                          $1.188
Peter Howard               2,000                          $1.188
Nathan Kahn                2,000                          $1.188
Sandra Kahn                2,000                          $1.188
Nathan Mazurek             2,000                          $1.188
Morris Smith               2,000                          $1.188
William Spier              2,000                          $1.188
Harvey Wrubel              2,000                          $1.188

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

     Base Salary. Nathan Kahn is paid at a rate of $350,000 per annum and Sandra Kahn is paid at a rate of $150,000 per annum. These amounts may be increased, but not decreased, by the Board of Directors. The base salary provided for by each agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

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

     The vesting of 358,327 of the Restricted Shares is determined in accordance with the following vesting schedule: (i) 33.33% of such shares vested on the first anniversary of the grant date, (ii) 33.33% will vest on the second anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date) and (iii) 33.34% will vest on the third anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date).

     The vesting of 110,911 of the Restricted Shares (the "Contingent Restricted Shares") will be determined in accordance with the vesting schedule set forth above and in accordance with a formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. The Company believes it unlikely that any of the Restricted Shares will vest in accordance with these provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 15, 2001, certain information with respect to beneficial ownership (as defined in Rule 13d-3 of the Securities and Exchange Act of 1934) of the common stock of the Company by (i) each person that is a director of the Company, (ii) each person named in the Summary compensation Table under item 10 "Executive Compensation," (iii) all such persons as a group and (iv) each person known to the Company to be the owner of more than 5% of the common stock of the Company.


                                        NUMBER OF SHARES      PERCENT OF COMMON
NAME AND ADDRESS(1)                  BENEFICIALLY OWNED (2)        STOCK OWNED
- -------------------                  ----------------------   ------------------
DIRECTORS AND OFFICERS:
William Spier                                     253,669(3)             1.7%
Nathan Kahn and Sandra Kahn                     8,923,523(4)            60.0%
Harvey Wrubel                                     691,238(5)             4.7%
Jack Bendheim                                      40,666(6)               *
Barry L. Eisenberg                                367,706(7)             2.5%
Peter G. Howard                                     4,000(8)               *
Nathan Mazurek                                      4,000(9)               *
Morris J. Smith                                    77,467(10)              *
All officers and directors as a group
(9 persons)                                    10,362,269(11)           69.8%

OTHER STOCKHOLDERS:
Alan P. Haber                                   1,081,695(12)            7.3%
Barry W. Blank                                    859,600(13)            5.9%

* Less than 1%

(1) The address of all listed persons is c/o Empire, except for Mr. Haber, whose address is 11/1 Mishol Uzrad, Ramot, Israel 91230 and Mr. Blank, whose address is P.O.B. 32056, Phoenix, Arizona 85064.

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

(3)  Consists of (i) 104,669 currently outstanding shares held by Mr. Spier and
     (ii) 149,000 shares underlying currently exercisable options held by Mr. Spier.

(4) Consists (i) of shares received in the Merger (less the shares transferred to Mr. Wrubel as described under Item 10 "Executive Compensation--Certain Agreements Entered Into with Officers of the Company--Employment Agreement With Harvey Wrubel") of which 3,824,511 shares are Contingent Shares subject to the earn-out described under "Issuance of Contingent Shares to Empire Stockholders--Earn-Out Formula," and (ii) 8,000 shares underlying currently exercisable options held by Nathan and Sandra Kahn.

(5) Consists of (i) 469,238 shares transferred from Nathan and Sandra Kahn to Mr. Wrubel, (ii) 20,000 currently outstanding shares held by Mr. Wrubel, and (iii) 202,000 shares underlying currently exercisable options held by Mr. Wrubel.

(6) Consists of (i) 20,000 outstanding shares held by the Bendheim Foundation, an affiliate of Mr. Bendheim, (ii) 16,666 shares underlying currently exercisable warrants held by Mr. Bendheim (Mr. Bendheim disclaims beneficial ownership of the shares owned by the Bendheim Foundation), and
     (iii) 4,000 shares underlying currently exercisable options held by Mr. Bendheim.

(7)  Consists of (i) 700 currently outstanding shares held by Mr. Eisenberg,
     (ii) 80,667 shares underlying currently exercisable options held by Mr. Eisenberg, (iii) 1,000 shares underlying currently exercisable warrants held by Mr. Eisenberg, (iv) 500 shares owned by Mr. Eisenberg's wife and
     (v) 284,839 currently outstanding shares held by 241 Associates LLC, a limited liability company. Noam Eisenberg is the sole manager of 241 Associates LLC and as such has voting and investment power with respect to the shares held by 241 Associates LLC. Noam Eisenberg is the son of Barry
     L. Eisenberg. A majority of the ownership interest of 241 Associates LLC is owned by Mr. Eisenberg and his wife and, as a result of such ownership interests, Mr. Eisenberg may influence the voting and disposition of the shares of common stock held by 241 Associates LLC. Mr. Eisenberg disclaims beneficial ownership of such shares and of the shares owned by his wife.

(8) Consists of 4,000 shares underlying currently exercisable options held by Mr. Howard.

(9) Consists of 4,000 shares underlying currently exercisable options held by Mr. Mazurek.

(10) Consists of (i) 15,800 currently outstanding shares held by Mr. Smith and
     (ii) 61,667 shares underlying currently exercisable options held by Mr. Smith. The Brook Road Nominee Trust, nominee for the Morris Smith Family Trust, is the owner of 163,653 outstanding shares of Common Stock. Esther Smith, the mother of Morris J. Smith, is the sole trustee of the Morris Smith Family Trust and as such has voting and investment power with respect to such shares. The Morris Smith Family Trust is a discretionary trust, the potential beneficiaries of which are Mr. Smith and members of his family. Mr. Smith disclaims any beneficial ownership of any and all shares owned by the Brook Road Nominee Trust.

(11) Consists of 9,831,269 currently outstanding shares and 531,000 shares underlying currently exercisable options and warrants. Does not include 163,653 shares that Mr. Smith disclaims beneficial ownership of as described in footnote 10 above.

(12) Consists of (i) 771,861 shares held by Mr. Haber, (ii) 276,444 shares underlying currently exercisable options held by Mr. Haber, (iii) 10,000 shares underlying currently exercisable warrants held by Mr. Haber and
     (iv) 23,390 shares held by Mr. Haber's wife. Mr. Haber disclaims any beneficial ownership of any stock owned by his wife.

(13) Consists of (i) 259,600 outstanding shares held by Mr. Blank, (ii) 16,000 shares underlying currently exercisable options held by Mr. Blank, and
     (iii) 600,000 shares underlying currently exercisable warrants held by Mr. Blank. Excludes any shares which may be owned by Mr. Blank's customers, in which he disclaims any beneficial or other interest and over which he has no voting or dispositive power

ISSUANCE OF CONTINGENT SHARES TO EMPIRE STOCKHOLDERS

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

EARN-OUT FORMULA

     The number of the Contingent Shares (if any) that will be released to the Empire Stockholders will be determined in accordance with a formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. The Company believes it unlikely that any of the Contingent Shares will be released in accordance with this formula. Any shares not required to be released to the Empire Stockholders will be returned to the Company and canceled.

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

10.2 Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn***

10.3 Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel***

10.4 Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel***

10.5 Credit Agreement dated May 20, 1999 between the Registrant and Fleet Bank, National Association and Citicorp USA, Inc., as Banks, and Fleet Bank, National Association, as Agent***

10.6 Amendment Number One to Credit Agreement dated May 20, 1999 between the Registrant and Fleet Bank, National Association and Citicorp USA, Inc., as Banks, and Fleet Bank, National Association, as Agent***

10.7 Amendment Number Two to Credit Agreement dated May 20, 1999 between the Registrant and Fleet Bank, National Association and Citicorp USA, Inc., as Banks, and Fleet Bank, National Association, as Agent***

10.8 Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant ***

10.9 Form of the Subscription Agreement entered into by the Registrant with each person or entity that provided funds to the Company in connection with the bridge financing referred to in Note H of Notes to Condensed Consolidated Financial Statements included under Item 7 of this Report, having attached thereto the form of the notes and warrants issued in connection with such financing*

10.10 Registrant's 1996 Stock Option Plan*

10.11 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

10.12 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

10.14 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors ****

10.15 Termination Agreement dated November 5, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1997)

10.16 Form of Rights Agreement, dated as of July 23, 1997, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent, including all exhibits thereto (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K dated July 23, 1997)

10.17 Amendment to Rights Agreement, dated February 19, 1999, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

10.18 Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank , as Lead Arranger and Administrative Agent****

10.19 Agreement of Lease for warehouse facility dated September 27, 2000 between Townsend Properties, Inc. and Registrant****

11.1  Statement re computation of per share earnings ****

21.1  List of subsidiaries of the Registrant ****


- --------------------------------------
* Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-9697)

** Incorporated by reference from the correspondingly numbered Exhibit in the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1996 (File No. 001-12127)

*** Incorporated by reference from the correspondingly numbered Exhibit in the Company's Report on Form 10-KSB for the year ended December 31, 1999 (File No. 001-12127)

**** Filed herewith

     (b) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.


By:      /s/ Nathan Kahn
         ---------------------------
         Nathan Kahn
         Chief Executive Officer
         March 30, 2001


/s/ Nathan Kahn
- ---------------------------
Nathan Kahn
Chief Executive Officer and Director (Principal Executive Officer)
March 30, 2001


/s/ Sandra Kahn
- ---------------------------
Sandra Kahn, Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
March 30, 2001


/s/ William Spier
- ---------------------------
William Spier, Director
March 30, 2001

/s/ Jack Bendheim
- ---------------------------
Jack Bendheim, Director
March 30, 2001


/s/ Barry L. Eisenberg
- ---------------------------
Barry L. Eisenberg, Director
March 30, 2001

/s/ Peter G. Howard
- ---------------------------
Peter G. Howard, Director
March 30, 2001


/s/ Nathan Mazurek
- ---------------------------
Nathan Mazurek, Director
March 30, 2001


/s/ Morris J. Smith
- ---------------------------
Morris J. Smith, Director
March 30, 2001

/s/ Harvey Wrubel
- ---------------------------
Harvey Wrubel, Director
March 30, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors
Empire Resources, Inc.
Fort Lee, New Jersey


We have audited the accompanying consolidated balance sheet of Empire Resources, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



New York, New York
March 9, 2001

EMPIRE RESOURCES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS (NOTE F) Current assets:
   Cash                                                                              $    1,207,926
   Trade accounts receivable (less allowance for doubtful accounts of $202,788)          37,405,445
   Inventories                                                                           28,921,678
    Due from stockholders                                                                   285,760
   Other current assets                                                                   1,133,905
                                                                                   -----------------
        Total current assets                                                             68,954,714

Furniture and equipment (less accumulated depreciation of $275,501)                          56,137
Deferred financing costs, net                                                                98,879
                                                                                   -----------------
                                                                                      $  69,109,730
                                                                                   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                                              $  38,000,000
   Trade accounts payable                                                                18,939,119
   Accrued expenses                                                                       1,069,790
                                                                                   -----------------
        Total current liabilities                                                        58,008,909
                                                                                   -----------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock $.01 par value, 5,000,000 shares authorized; none issued
   Common stock $.01 par value, 40,000,000 shares authorized; 15,574,162 shares
   issued, including 3,824,511 shares held in escrow                                        155,742
   Additional paid-in capital                                                            10,509,649
   Retained earnings                                                                      1,159,061
   Accumulated other comprehensive income--cumulative translation adjustment                 67,685
   Treasury stock (646,500 shares)                                                        (791,316)
                                                                                   -----------------
        Total stockholders' equity                                                       11,100,821
                                                                                   -----------------
                                                                                      $  69,109,730
                                                                                   =================

See notes to financial statements                                           F-2

CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                    2000               1999
                                                    ----               ----

Net sales                                          $165,327,827  $    107,112,064
Cost of goods sold                                  154,579,092        98,925,131
                                              -----------------  ----------------

Gross profit                                         10,748,735         8,186,933
Selling, general and administrative expenses          5,707,741         3,913,597
                                              -----------------  ----------------

Operating income                                      5,040,994         4,273,336
Interest expense                                      3,123,084         2,162,568
                                              -----------------  ----------------

Income before income taxes                            1,917,910         2,110,768
Income taxes                                            877,123           154,553
                                              -----------------  ----------------

Net Income                                        $   1,040,787  $      1,956,215
                                              -----------------  ----------------

Income before income taxes                                       $      2,110,768
Pro forma income taxes                                                    802,092
                                                                 ----------------

Pro Forma Net Income                                             $      1,308,676
                                                                 ================
Weighted Average Shares Outstanding:
   Basic                                         11,346,347         7,327,663
                                                 ==========         =========

   Diluted                                       11,445,432         7,356,186
                                                 ==========         =========
Earnings Per Share:
   Basic                                            $.09
                                                    ====
   Diluted                                          $.09
                                                    ====
Pro Forma Earnings Per Share:
   Basic                                                               $.18
                                                                       ====
   Diluted                                                             $.18
                                                                       ====

See notes to financial statements

EMPIRE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                  COMMON STOCK                                               COMPREHENSIVE
                                          -----------------------------                                          INCOME
                                              NUMBER                      ADDITIONAL                           CUMULATIVE
                                                OF                          PAID-IN          RETAINED         TRANSLATION
                                              SHARES         AMOUNT         CAPITAL          EARNINGS          ADJUSTMENT
                                          ------------    -----------    -------------   ---------------     -------------
BALANCE AT JANUARY 1, 1999                   9,384,761    $    50,000                    $    10,635,274         $49,704
Exchange of shares - reverse
   acquisition                               6,189,401        155,742     $   9,829,170
Payments of merger costs -
   Integrated                                                                   (58,292)
Payment of merger costs - Empire                                                                (569,258)
Distributions to stockholders of
   Empire                                                    (50,000)                        (11,903,957)
Transfer of restricted shares to key
   employee                                                                     103,786
Treasury stock acquired in merger
   (50,000 shares)                                                               50,000
Purchase of treasury stock
   (6,700 shares)
Net change in cumulative translation
   adjustment                                                                                                   (13,552)
Net income for 1999                                                                            1,956,215



BALANCE AT DECEMBER 31, 1999               15,574,162        155,742          9,924,664          118,274         36,152
Transfer of restricted shares to key
   employee                                                                     299,225
Capital contribution by stockholders                                            285,760
Purchase of treasury stock
   (589,800 shares)
Net change in cumulative translation
   adjustment                                                                                                    31,533
Net income for 2000                                                                            1,040,787

                                          -----------      ----------    --------------    -------------       --------

BALANCE AT DECEMBER 31, 2000               15,574,162      $  155,742    $   10,509,649    $   1,159,061       $ 67,685
                                          ===========      ==========    ==============    =============       ========

                                                                   TOTAL               TOTAL
                                                 TREASURY      STOCKHOLDERS'       COMPREHENSIVE
                                                   STOCK           EQUITY             INCOME
                                                ----------    ---------------      -------------
BALANCE AT JANUARY 1, 1999                                    $   10,734,978
Exchange of shares - reverse
   acquisition                                                     9,984,912
Payments of merger costs -
   Integrated                                                        (58,292)
Payment of merger costs - Empire                                    (569,258)
Distributions to stockholders of
   Empire                                                        (11,953,957)
Transfer of restricted shares to key
   employee                                                          103,786
Treasury stock acquired in merger
   (50,000 shares)                             $   (50,000)
Purchase of treasury stock
   (6,700 shares)                                   (9,101)           (9,101)
Net change in cumulative translation
   adjustment                                                        (13,552)           (13,552)
Net income for 1999                                                1,956,215          1,956,215
                                                                                    -----------
                                                                                     $1,942,663
                                                                                    ===========

BALANCE AT DECEMBER 31, 1999                       (59,101)       10,175,731
Transfer of restricted shares to key
   employee                                                          299,225
Capital contribution by stockholders                                 285,760
Purchase of treasury stock
   (589,800 shares)                               (732,215)         (732,215)
Net change in cumulative translation
   adjustment                                                         31,533             31,533
Net income for 2000                                                1,040,787          1,040,787
                                                                                    -----------
                                              -------------  ---------------        $ 1,072,320
                                                                                    ===========
BALANCE AT DECEMBER 31, 2000                  $ (791,316)    $    11,100,821
                                              =============  ===============

                                                                            F-4
See notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                             ---------------------------------
                                                                                                  2000              1999
                                                                                             ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $      1,040,787  $      1,956,215
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                                 77,856            55,511
            Deferred income taxes                                                                   (113,706)
        Translation adjustment                                                                        31,533           (13,552)
        Transfer of restricted shares to key employee                                                299,225           103,786
        Changes in:
           Trade accounts receivable                                                             (11,449,721)       (5,516,924)
           Inventories                                                                            (9,559,470)       (5,357,035)
                Due from stockholders                                                               (285,760)
           Other current assets                                                                     (251,237)         (445,000)
                Deferred financing costs                                                             (98,879)          (58,462)
           Trade accounts payable                                                                 10,834,974           269,300
           Accrued expenses                                                                         (701,675)        1,242,865
                                                                                             ---------------- ----------------
              Net cash used in operating activities                                              (10,176,073)       (7,763,296)
                                                                                             ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                                                         (22,855)          (25,418)
                                                                                             ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable - banks                                                            11,700,000        10,400,000
   Capital contribution by stockholders                                                              285,760
   Distributions to stockholders                                                                                   (11,953,957)
   Distribution payable to former stockholders                                                       (46,482)           46,482
   Net cash acquired upon merger                                                                                     9,926,620
   Payment of merger costs                                                                                            (569,258)
   Purchase of treasury stock                                                                       (732,215)           (9,101)
                                                                                             ---------------- ----------------
              Net cash provided by financing activities                                           11,207,063         7,840,786
                                                                                              --------------  ----------------
NET INCREASE IN CASH                                                                               1,008,135            52,072
Cash at beginning of year                                                                            199,791           147,719
                                                                                            ----------------  ----------------
CASH AT END OF YEAR                                                                         $      1,207,926  $        199,791
                                                                                            ================= ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                              $     3,317,096   $      1,868,047
      Income taxes                                                                          $     1,064,629   $         33,213



EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

On February 22, 1999, the Company signed a merger agreement with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), effective September 17, 1999, Empire was merged with and into the Company. The Company issued to the then current stockholders ("Kahns") of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock have been placed in escrow. Some or all of the escrowed shares may be released to the former stockholders of Empire based on an earn-out formula covering the two year period ending March 31, 2001. Any escrowed shares not released to the former stockholders of Empire will be returned to the treasury of the merged company or retired. The release of escrowed shares will be recorded as a charge against the merged company's earnings as compensation expense at the fair value of the released shares as of the date the conditions are met. The Company believes it unlikely that any of the contingent shares will be released in accordance with this formula. Concurrently with the merger, the surviving corporation and the Kahns entered into a restricted stock agreement with an employee of Empire who is Vice President of Sales of the surviving corporation. Pursuant to such agreement, the Kahns transferred to the employee 469,238 shares of common stock of the surviving corporation, of which 358,327 shares (the "non-contingent shares") have or will vest on specified dates over a three-year period, and 110,911 shares are contingent shares subject both to the vesting criteria of the noncontingent shares and the earn-out provisions of the escrowed shares referred to above.

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

For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire-Pacific and include the results of operations of Integrated and its subsidiaries, which have been minimal, only from September 17, 1999, the merger date.

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

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  REVENUE RECOGNITION:

     Revenue is recognized when title to the goods passes to the customers.

[2]  INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory consists of purchased semi-finished aluminum products.

[3]  FURNITURE AND EQUIPMENT:

     Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on the straight-line method over their estimated useful lives of five years.

[4]  COMMODITY FUTURES:

     The Company has price risk exposure due to changes in its aluminum sales prices and supply costs. The Company enters into high grade aluminum futures contracts to limit its gross margin exposure by hedging firmly committed sales transactions. The Company monitors its exposure daily to ensure overall effectiveness of its hedge positions. Gains and losses related to aluminum hedges are deferred and recognized in results of operations as the aluminum products are sold. For fiscal periods beginning January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note E).

[5]  FOREIGN CURRENCY:

     The Company enters into foreign exchange forward contracts to hedge transactions primarily related to firm commitments to purchase or sell nonferrous metals denominated in international currencies. These contracts reduce currency risk from exchange rate movements. Gains and losses are deferred and accounted for as part of the underlying transactions. For fiscal periods beginning January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note E).

[6]  FOREIGN CURRENCY TRANSLATION:

     Empire-Pacific's functional currency is the Australian dollar. Cumulative translation adjustments represent translation of Australian dollar amounts into U.S. dollars.

[7]  INCOME TAXES AND PRO FORMA INCOME TAXES:

     Empire had elected S corporation status for federal income tax purposes, and accordingly was not subject to federal tax on its income for the period prior to the merger with Integrated Technology USA, Inc. on September 17, 1999. Integrated paid taxes on a C corporation basis, and subsequent to the merger, the Company continues to pay taxes on a C corporation basis. As a result, 1999 income taxes represent state and local income tax for the whole year and federal income tax only for the period from September 17, 1999 to December 31, 1999, while 2000 income taxes represent federal, state and local taxes for the entire year. Pro-forma income tax expense represents the provision for income taxes as if Empire had been taxed as a C corporation for all of 1999.

     The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Basic and Diluted EPS shown in the accompanying financial statements for the year ended December 31, 1999 are based on pro forma income taxes and pro forma net income since historical earnings per share presentation would not be meaningful.

[9]  STOCK - BASED COMPENSATION:

     The Company measures compensation cost using the methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation costs have been recognized for nonvariable options because the exercise prices of the stock options on the dates of grant equal the market values of the common stock. However, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") (see Note H).

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

[11] CONCENTRATION OF SUPPLIERS:

     The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. Three suppliers accounted for 62% and 56% of total purchases during the years ended December 31, 2000 and 1999, respectively. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.


NOTE C - INVENTORIES

Inventories as of December 31, 2000 consist of the following:

       Semi-finished aluminum products:
       Stored in warehouses                                     $25,761,763
       In transit                                                 3,159,915
                                                              --------------
                                                                $28,921,678
                                                              ==============

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE D - FINANCIAL INSTRUMENTS/FORWARD CONTRACTS/FUTURES CONTRACTS

The carrying amounts of notes payable to the banks approximate fair value as of December 31, 2000 because the interest rates on such debt approximate the market rate for the Company given the appropriate risk factors.

The Company hedges its foreign currency exposure to the extent considered practicable by use of foreign exchange forward contracts. The counter currency for these contracts is the U.S. dollar. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. All of the Company's foreign currency forward agreements will mature during 2001. The market risk related to foreign currency forward contracts is substantially offset by changes in the valuation and cash flows of the underlying positions held. The table below summarizes by major currency the notional amounts of foreign currency forward contracts in U.S. dollars as of December 31, 2000:

                                           BUY            SELL
                                       ---------       ------------
       Australian Dollar                               $ 4,155,382
       Canadian Dollar                 $ 449,088         1,658,654
                                       ---------       ------------
       Total                           $ 449,088       $ 5,814,036
                                       =========       ===========


The net unrealized loss as of December 31, 2000 was $1,050 based on the fair market value of the foreign currency contracts.

The Company also uses high grade aluminum futures to hedge its exposure on the metal content of its purchases and sales of aluminum products. As of December 31, 2000, the Company had a realized gain of $3,975 which has been deferred and will be recognized in earnings or as adjustments of carrying amounts when the related product transactions occur. The futures contracts used to hedge aluminum positions and obligations at December 31, 2000 consist of the following:

                                              BUY             SELL
                                         ------------      -------------
     Aluminum futures notional amount    $ 34,446,376      $ 44,951,181


The net unrealized loss as of December 31, 2000 was $101,854, based on the fair market value of the aluminum futures contracts.

The Company's financial instrument counterparties are global commercial banks in the case of foreign currency contracts and metals brokers with significant experience with such metal futures contracts.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001 (see Note E).

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE E - RECENT ACCOUNTING PRONOUNCEMENT

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", which, as amended, is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings.

The Company has adopted SFAS No. 133 as of January 1, 2001. The Company believes that its activities in hedging foreign currency exposure and price exposure on the metals content of its purchase and sales of aluminum will qualify as hedges under SFAS No. 133. Accordingly, although SFAS No. 133 will require the Company to record "mark-to-market" adjustments on its hedge positions, and record any ineffectiveness in its hedged positions in earnings currently, the Company believes that the transition adjustment as of January 1, 2001, as a result of initial adoption of SFAS No. 133 will be immaterial.

NOTE F - NOTES PAYABLE - BANKS

On December 21, 2000, the Company entered into a revolving credit agreement with two commercial banks which provided for a line of credit of $50,000,000. In January 2001 a third commercial bank joined the facility and the credit line was increased to $60,000,000. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain working capital and net worth ratios, as defined by the loan agreement. The facility expires on June 30, 2003. As of December 31, 2000, the amount outstanding under this credit facility was $40.1 million (including approximately $2.1 million of outstanding letters of credit). Interest on borrowings is the higher of (i) the federal funds rate plus 1/2% and (ii) the prime rate of Chase Bank, plus the applicable margin defined in the loan agreement. At December 31, 2000, the interest rate charged approximated 8.65%.


NOTE G - LOANS AND DISTRIBUTIONS PAYABLE TO STOCKHOLDERS/OFFICERS

Pursuant to the Merger Agreement, on February 19, 1999, Empire distributed to its stockholders/officers (the "Kahns") two promissory notes in the aggregate principal amount of $10,922,475. This amount represents the total stockholders' equity of Empire as of December 31, 1998. These promissory notes bore interest at the rate of 6% per annum and were paid in full in September and October of 1999. Total interest incurred on such notes was $410,863.

Under the Merger Agreement, Empire also determined to recalculate its surplus net worth as of the effective date of the merger, and to make additional distributions to the Kahns to reduce such surplus net worth to approximately zero. Accordingly, prior to the effective date of the merger, Empire approved distributions of $1,031,482 to the Kahns net of merger costs which were to be borne by the Kahns.

NOTE H - STOCK OPTIONS

The Company's 1996 Stock Option Plan (the "1996 Plan"), as amended, provides for the granting of options to purchase not more than an aggregate of 1,129,000 shares of common stock. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 1996 Plan. Some or all of the options may be "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The 1996 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 1996 Plan, to whom the options are granted, the number of shares of common stock subject to

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE H- STOCK OPTIONS (CONTINUED)

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

As of December 31, 2000, the Company had granted options to purchase 1,375,944 shares under the 1996 Plan (301,276 of which had been forfeited), including an aggregate of 290,000 options granted to officers and directors of the Company subsequent to the merger.

On the effective date of the merger, September 17, 1999, options issued by Integrated which remained outstanding were substantially vested. These options are considered as part of the reverse acquisition for accounting purposes. Prior to the merger, Empire Resources, Inc. and its affiliate had no stock option plan and had not issued any options.

The following is a summary of stock option activity for the years ended December 31, 2000 and 1999:

                                                         NUMBER          EXERCISE PRICE         WEIGHTED AVERAGE
                                                        OF SHARES          PER SHARE             EXERCISE PRICE
                                                        ---------        --------------         -----------------
Options outstanding at  September 17, 1999,
   the effective date of the merger,
including 233,044 options outside the 1996 Plan            1,021,712      $0.01-$6.00                $3.34

Granted subsequent to the merger                             218,000         $1.625                  $1.625
                                                      ---------------
Options outstanding at  December 31, 1999
   including 233,044 options outside the
   1996 Plan                                               1,239,712      $0.01-$6.00                $3.04

Options granted                                               72,000       $1.19-1.63                $1.50

Options forfeited                                            (4,000)       $1.19-1.63                $1.41
                                                      ---------------

Options outstanding at December 31, 2000
   including 233,044 options outside the
   1996 Plan                                               1,307,712                                 $2.96
                                                      ===============

Options exercisable at December 31, 2000                   1,307,712                                 $2.96
                                                      ===============
Options available for grant under 1996 Plan
   at December 31, 2000                                       54,332
                                                      ===============


As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25 and its related interpretations. Had the compensation cost for the options issued on or after September 17, 1999 to officers, directors and employees been determined based upon the fair value at the grant date in accordance with the methodology prescribed under SFAS No. 123, the Company's net income in each of the years in the two-year period ended December 31, 2000 would have been as follows:

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE H - STOCK OPTIONS  (CONTINUED)

                                                               2000              1999
                                                               ----              ----
Net income:
   As reported (net of pro forma income taxes, in 1999)   $   1,040,787    $ 1,308,676
   Pro forma                                              $   1,019,687    $ 1,206,993
Net income per share:
   As reported (net of pro forma income taxes, in 1999)
   Basic                                                       $0.09             $.18
   Diluted                                                     $0.09             $.18
Pro forma:
   Basic                                                       $0.09             $.16
   Diluted                                                     $0.09             $.16

The weighted average remaining contractual life of options outstanding at December 31, 2000 and December 31, 1999 was 6.3 years and 7.1 years, respectively. The weighted average fair value of the options granted in 2000 was estimated at $0.47 on the date of grant, and the weighted average fair value of the options granted in 1999 after the September 17, 1999 merger was estimated at $0.72 on the date of grant, using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

                                                               2000              1999
                                                               ----              ----
Dividend yield                                                        0%            0%
Volatility                                                          0.40          0.40
Risk free interest rate                                         5.96%-6.20%       5.76%
Expected life in years                                              5              5

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE I - COMMON STOCK

[1]  STOCK REPURCHASE PLAN:

     In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the number of shares authorized for repurchase was increased to 1.5 million. As of December 31, 2000, the Company had repurchased a total of 596,500 shares under the repurchase program for an aggregate cost of $741,316. The Company had also acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

[2]  WARRANTS:

     The following warrants were issued by Integrated prior to the merger and were outstanding on December 31, 2000.

     In connection with the a bridge financing during the year ended December 31, 1996, Integrated issued warrants to purchase an aggregate of 199,174 shares of common stock at an exercise price of $0.60 per share. As of December 31, 2000, 90,838 of such warrants were outstanding.

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

[3]  CAPITAL CONTRIBUTION BY STOCKHOLDERS

     Results of operations for 2000 include a provision for an adjustment to state income taxes of $285,760 relating to the years 1996 through 1998. This tax assessment pertains to Empire's earnings before the merger and is subject to indemnification by the former stockholders of Empire. Net income for 2000 has been reduced by $188,602, net of the related federal income tax benefit, while the accompanying balance sheet as of December 31, 2000 includes a receivable from the former stockholders for a contribution of capital in the amount of $285,760. As a result of this event, total stockholders' equity as of December 31, 2000 has been increased by $97,158.

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000



NOTE J - INCOME TAXES

As discussed in Note B[7], Empire was an S corporation for income tax purposes for periods prior to the merger on September 17, 1999. Income tax expense consists of the following:

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                             ----------------------------
                                                 2000            1999
                                             -------------    -----------
       Current                                    $990,829    $   119,553
       Deferred  (benefit) expense                (113,706)        35,000
                                             -------------    -----------
                                                  $877,123     $  154,553
                                             =============    ===========

Temporary differences arise due to the difference between reporting for financial reporting purposes and for tax purposes. The deferred tax asset at December 31, 2000 of $113,706 was attributable to stock based compensation, and the deferred tax liability of $35,000 at December 31, 1999 was attributable to interest to stockholders.

The Company's income subject to tax as an S corporation and as a C corporation in 1999 was as follows:


       Income subject to tax as S corporation    $    1,798,721
       Income subject to tax as C corporation           312,047
                                                 --------------

       Total income before income taxes          $    2,110,768
                                                 ==============


The U.S. statutory rate of 34% can be reconciled to the effective tax rate as follows:

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                           ------------------------------------------------
                                                                2000             1999        1999 PRO FORMA
                                                           -------------    -------------    --------------
Provision for taxes at statutory rate                      $     652,089    $      93,843       $ 726,000
State and local taxes, net of federal tax benefit                 71,719           60,710         104,000
State taxes pertaining to prior years, net of
     federal tax benefit                                         188,602
Permanent differences and other                                  (35,287)                         (27,908)
                                                           -------------    -------------       ----------
                                                           $     877,123    $     154,553       $ 802,092
                                                           =============    =============       =========

Prior to the merger, Integrated had net operating loss carryforwards. Under
Section 382 of the Internal Revenue Code, due to a lack of continuity of business enterprise by Integrated, there is no net operating loss carryover utilization. Hence, such net operating loss carryforwards have lapsed.

At December 31, 2000, the net operating loss carryforwards in the State of Israel, for Innovative and CompuPrint, subsidiaries of Integrated, which do not expire, amounted to approximately $5,169,000 and $657,000, respectively. The Company has provided a 100% valuation allowance for such loss carryforwards, since the likelihood of realization cannot be determined.

EMPIRE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

No valuation allowance has been provided for U.S. deferred tax assets of $113,706 at December 31, 2000, since management is of the opinion that it is more likely than not that such assets will be realized.

NOTE K - EMPLOYEE RETIREMENT BENEFITS

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

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution, and those funds revert to the Company to reduce future matching contributions. Employees in active service on the effective date of the Plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $24,006 in 2000, and $5,775 in 1999.

NOTE L - EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                         YEAR ENDED
                                                         DECEMBER 31,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
Numerator:
  Net Income                                      $1,040,787
                                                  ==========
  Pro forma net income                                           $1,308,676
                                                                 ==========
Denominator:
  Computation of basic earnings per share:
    Weighted average shares outstanding - basic   11,346,347      7,327,663
                                                  ==========     ==========
  Basic earnings per share                             $0.09
                                                       =====
  Pro forma basic earnings per share                                  $0.18
                                                                      =====
Computation of diluted earnings per share:
  Weighted average shares outstanding - basic 11,346,347 7,327,663 Potentially dilutive shares:
    Shares issuable upon exercise of
      dilutive options                                99,085         28,523
                                                      ------         ------
  Weighted average shares outstanding - diluted   11,445,432      7,356,186
                                                  ==========     ==========
Diluted earnings per share                             $0.09
                                                       =====
Pro forma diluted earnings per share                                  $0.18
                                                                      =====


NOTE M - COMMITMENTS AND CONTINGENCIES

[1]  LEASE:

     The Company leases its office facilities under a lease expiring on March 31, 2005, and leases warehouse and distribution facilities under a lease expiring on October 31, 2005. The Company also leases equipment and vehicles under leases which run through November 2005. The minimum noncancelable scheduled rentals under these leases are as follows:

           YEAR ENDED
          DECEMBER 31,
          ------------
            2001                                        $    377,714
            2002                                             372,536
            2003                                             376,574
            2004                                             382,600
            2005                                             198,079
                                                        ------------
                                                        $  1,707,503
                                                        ============

     Rent expense for the years ended December 31, 2000 and 1999 was $254,783 and $185,448, respectively.

[2]  LETTERS OF CREDIT:

     Outstanding letters of credit at December 31, 2000 amounting to $2,059,449 expire from January through March of 2001.

[3]  EMPLOYMENT AGREEMENTS:

     Concurrently with the merger, the Company entered into three-year employment agreements with two of its executive officers. Each agreement provides that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 180 days prior to the end of the original term or the then additional term, as the case may be. Each agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement).

     Base salaries under these agreements cumulatively are being paid at a rate of $500,000 per annum. The amount may be increased, but not decreased, by the Board of Directors. The base salary provided for by each agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

     The agreements also provide for annual bonuses equal to 7%, on a combined basis, of the amount by which the Company's earnings before taxes (as defined in the agreements) for such year exceed $4,000,000.

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

[4]  OTHER:

     The Company is presently involved in litigation matters in the normal course of business. Management does not expect that these matters will have a material adverse effect on the Company's consolidated financial statements.