Form 10-Q
period 2001-03-31
EMPIRE RESOURCES INC /NEW/
filed 2001-05-15
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to ----

                        Commission file number 001-12127

                             EMPIRE RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                    22-3136782
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                                One Parker Plaza
                               Fort Lee, NJ 07024
                    (Address of Principal Executive Offices)

                                  201 944-2200
              (Registrant's Telephone Number, Including Area Code)

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,023,951 shares of common stock outstanding as of May 1, 2001.

                             EMPIRE RESOURCES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements                                                Page

        Condensed Consolidated Balance Sheets as of March 31, 2001
        (unaudited) and December 31, 2000...................................  4

        Condensed Consolidated Statements of Income for the Three
        Months Ended March 31, 2001 and 2000 (unaudited)....................  5

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2001 and 2000 (unaudited)....................  6

        Notes to Condensed Consolidated Financial Statements (unaudited)....  7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  8

Item 3  Quantitative and Qualitative Disclosure of Market Risk.............. 11

PART II OTHER INFORMATION................................................... 12

        Signatures.......................................................... 12

EMPIRE RESOURCES, INC.

                                  Introduction

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets

                                                                                      March 31,     December 31,
                                                                                        2001            2000
                                                                                        ----            ----
ASSETS                                                                               (Unaudited)
Current assets:
   Cash                                                                             $  1,062,132    $  1,207,926
   Trade accounts receivable (less allowance for doubtful
     accounts of $202,788 at March 31, 2001 and December 31, 2000)                    38,138,649      37,405,445
   Inventories                                                                        28,738,414      28,921,678
   Due from stockholders                                                                 285,760
   Other current assets                                                                1,862,438       1,133,905
                                                                                    ------------    ------------

        Total current assets                                                          69,801,633      68,954,714

Furniture and equipment (less accumulated depreciation
   of $283,633 and $275,501)                                                              49,438          56,137
Deferred financing costs, net                                                             88,991          98,879
                                                                                    ------------    ------------

                                                                                    $ 69,940,062    $ 69,109,730
                                                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                                            $ 37,650,000    $ 38,000,000
   Trade accounts payable                                                             19,766,557      18,939,119
   Accrued expenses                                                                    1,028,358       1,069,790
                                                                                    ------------    ------------

        Total current liabilities                                                     58,444,915      58,008,909
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.01 par value, 5,000,000 shares authorized; none issued
   Common stock $.01 par value, 40,000,000 shares authorized;
   15,574,162 shares issued, including 3,824,511 shares held in escrow                   155,742         155,742
   Additional paid-in capital                                                         10,549,898      10,509,649
   Retained earnings                                                                   1,571,229       1,159,061
   Accumulated other comprehensive income--cumulative translation adjustment              88,222          67,685
   Treasury stock (720,100 and 646,500 shares)                                          (869,944)       (791,316)
                                                                                    ------------    ------------

        Total stockholders' equity                                                    11,495,147      11,100,821
                                                                                    ------------    ------------

                                                                                    $ 69,940,062    $ 69,109,730
                                                                                    ============    ============

See notes to financial statements                                              4

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Income (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                               -------------------------
                                                   2001          2000
                                               -----------   -----------
Net sales                                      $44,283,027   $31,101,411
Cost of goods sold                              41,516,766    28,708,807
                                               -----------   -----------

Gross profit                                     2,766,261     2,392,604
Selling, general and administrative expenses     1,370,594     1,185,857
                                               -----------   -----------

Operating income                                 1,395,667     1,206,747
Interest expense                                   731,336       539,852
                                               -----------   -----------

Income before income taxes                         664,331       666,895
Income taxes                                       252,164       257,811
                                               -----------   -----------

Net income                                     $   412,167   $   409,084
                                               ===========   ===========

Weighted average shares outstanding:
   Basic                                        11,037,280    11,388,751
                                               ===========   ===========

   Diluted                                      11,136,244    11,489,387
                                               ===========   ===========

Earnings per share:
   Basic                                       $       .04   $       .04
                                               ===========   ===========

   Diluted                                     $       .04   $       .04
                                               ===========   ===========

See notes to financial statements                                              5

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                     2001           2000
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net income                                                                    $   412,167    $   409,084
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                                 18,020         17,809
        Deferred income taxes                                                        (15,366)
        Translation adjustment                                                        20,537         15,014
        Transfer of restricted shares to key employee                                 40,250         88,959
        Changes in:
           Trade accounts receivable                                                (733,204)    (5,202,314)
           Inventories                                                               183,264     (8,744,316)
           Due from stockholders                                                     285,760
           Other current assets                                                     (713,167)       461,503
           Trade accounts payable                                                    827,438      6,860,882
           Accrued expenses                                                          (41,432)         3,248
                                                                                 -----------    -----------

              Net cash provided by (used in) operating activities                    284,267     (6,090,131)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Additions to fixed assets                                                          (1,433)
                                                                                 -----------    -----------

Cash flows from financing activities:
   (Repayments of) proceeds from notes payable - banks                              (350,000)     6,400,000
   Purchase of treasury stock                                                        (78,628)      (454,109)
                                                                                 -----------    -----------

              Net cash (used in) provided by financing activities                   (428,628)     5,945,891
                                                                                 -----------    -----------

Net decrease in cash                                                                (145,794)      (144,240)
Cash at beginning of period                                                        1,207,926        199,791
                                                                                 -----------    -----------

Cash at end of period                                                            $ 1,062,132    $    55,551
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                   $   831,845    $   583,795
      Income taxes                                                               $   491,993    $   104,765

See notes to financial statements                                              6

EMPIRE RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of non-ferrous metals to a diverse customer base located throughout North America, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from suppliers located throughout the world.

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent of the Company in Australia, and two other subsidiaries, both of which are presently inactive. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

4. Notes Payable--Banks

The Company operates under a $60 million line of credit with three commercial banks. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain working capital and net worth ratios, as defined by the loan agreement.

5. Earnings Per Share
                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                    2001           2000
                                                    ----           ----
Weighted average shares outstanding-basic        11,037,280     11,388,751
Dilutive effect of stock options and warrants        98,964        100,636
Weighted average shares outstanding-diluted      11,136,244     11,489,387

EMPIRE RESOURCES, INC.

Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

6. Contingent Shares

3,824,511 shares of the Company's common stock received by certain executive officers of the Company have been held in escrow subject to an earn-out formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period ending March 31, 2001. This net income level was not achieved and the shares will be returned to the Company and cancelled.

7. Recent Accounting Pronouncement

As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings.

The Company enters into high grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase transactions. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings. The gains and losses on futures and forward positions as of January 1, 2001 offset the gains and losses at that date on the underlying firm purchase and sales commitments which they hedged, and accordingly the Company did not record a transition adjustment as of January 1, 2001.

At March 31, 2001, net unrealized losses on the Company's fair value hedges of foreign currency exposure amounted to approximately $423,000, and net unrealized gains on fair value hedges of aluminum prices amounted to approximately $345,000. These unrealized net losses were offset by unrealized net gains of like amount on the underlying commitments which were hedged.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees.

EMPIRE RESOURCES, INC.

         You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

         Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 7 of our Annual Report on Form 10-K for the year ended December 31, 2000. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

         These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

         Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for more than 50% of the Company's purchases.

Results of Operations

         Net sales increased $13.2 million or 42.4% from $31.1 million in the first quarter of 2000 to $44.3 million in the first quarter of 2001. The increase in sales resulted from the increased availability of material from a principal supplier after this supplier completed a mill expansion.

         Gross profit increased $0.4 million or 16.7% from $2.4 million in the first quarter of 2000 to $2.8 million in the first quarter of 2001 as a result of the increase in sales. Gross profit as a percentage of sales declined from 7.7% to 6.3% as a result of higher purchasing costs, more favorable sales terms and operating inefficiencies relating to material handling and product staging associated with the sharply increased sales volume.

         Selling, general and administrative expenses increased $0.2, or 16.7%, from $1.2 million in the first quarter of 2000 to $1.4 million in the first quarter of 2001. The increases were

EMPIRE RESOURCES, INC.

a result of increased staffing costs associated with customer service and costs related to employment contracts with certain executive officers.

         Interest expense increased $.2 million, or 40.0%, from $0.5 million during the first quarter of 2000 to $0.7 million during the first quarter of 2001. The increase in interest expense is related to higher levels of outstanding bank indebtedness required in order to fund the Company's higher receivables levels that resulted from the increase in sales.

         The Company reported net income of $412,167 for the first quarter of 2001 compared to net income of $409,084 for the first quarter of 2000.

Contingent Shares

         In conjunction with the merger of the Company with Empire Resources, Inc. on September 17, 1999, (the "Merger"), Nathan and Sandra Kahn ("the Empire Stockholders") received an aggregate of 9,384,761 shares of common stock of the Company in exchange for the outstanding stock of Empire owned by them prior to the Merger. Pursuant to the Merger agreement, 3,824,511 of these shares (the "Contingent Shares") were deposited into escrow. The Contingent Shares were subject to an earn-out formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. This net income level was not achieved and the shares will be returned to the Company and cancelled.

Liquidity and Capital Resources

         The Company's cash balance decreased $0.1 million, to $1.1 million, in the three month period ended March 31, 2001. Net cash of $0.3 million was provided by operating activities, offset by $0.4 million of net cash used for repayment of bank debt and purchase of treasury stock under the Company's stock buy-back program.

         Empire currently operates under a $60 million revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Empire is required to maintain working capital and net worth ratios under these credit agreements. These facilities expire on June 30, 2003.

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Recent Accounting Pronouncement - Derivative Financial Instruments

         As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges

EMPIRE RESOURCES, INC.

must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings.

         The Company enters into high grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase transactions. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings. The Company does not engage in trading or speculative transactions.

         At March 31, 2001, net unrealized losses on the Company's fair value hedges of foreign currency exposure amounted to approximately $423,000, and net unrealized gains on fair value hedges of aluminum prices amounted to approximately $345,000. These unrealized net losses were offset by unrealized net gains of like amount on the underlying commitments which were hedged.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to some of its suppliers. In addition, under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The information called for by this item is provided under the caption "Recent Accounting Pronouncement - Derivative Financial Instruments" under item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

               None


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

Dated: May 15, 2001