Form 10-Q
period 2001-06-30
EMPIRE RESOURCES INC /NEW/
filed 2001-08-14
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to _______

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

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,023,951 shares of common stock outstanding as of August 1, 2001.

                             EMPIRE RESOURCES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX





PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                                    Page
         Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
         and December 31, 2000..................................................................   4

         Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
         June 30, 2001 and 2000 (unaudited).....................................................   5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
         and 2000 (unaudited) ..................................................................   6

         Notes to Condensed Consolidated Financial Statements (unaudited).......................   7

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..   9

Item 3   Quantitative and Qualitative Disclosure of Market Risk.................................  12

PART II  OTHER INFORMATION......................................................................  12

         Signatures.............................................................................  12

EMPIRE RESOURCES, INC.


                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

EMPIRE RESOURCES, INC.


Condensed Consolidated Balance Sheets

                                                                                        June 30,       December 31,
                                                                                          2001             2000
                                                                                          ----             ----
ASSETS                                                                                (Unaudited)
Current assets:
   Cash                                                                               $ 1,297,525       $ 1,207,926
   Trade accounts receivable (less allowance for doubtful accounts of $202,788 at
   June 30, 2001 and December 31, 2000)                                                34,970,255        37,405,445
   Inventories                                                                         20,135,865        28,921,678
   Due from stockholders                                                                                    285,760
   Other current assets                                                                   723,047         1,133,905
                                                                                      -----------       -----------
        Total current assets                                                           57,126,692        68,954,714

Furniture and equipment (less accumulated depreciation of $292,912 and $275,501)           40,767            56,137
Deferred financing costs, net                                                              79,103            98,879
                                                                                      -----------       -----------
                                                                                      $57,246,562       $69,109,730
                                                                                      ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                                              $31,600,000       $38,000,000
   Trade accounts payable                                                              13,073,114        18,939,119
   Accrued expenses                                                                       647,801         1,069,790
                                                                                      -----------       -----------
        Total current liabilities                                                      45,320,915        58,008,909
                                                                                      -----------       -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.01 par value, 5,000,000 shares authorized; none issued
   Common stock $.01 par value, 40,000,000 shares authorized;
   11,749,651 shares issued at June 30, 2001 and 15,574,162 shares (including
   3,824,511 shares held in escrow) issued at December 31, 2000                           117,497           155,742
   Additional paid-in capital                                                          10,628,769        10,509,649
   Retained earnings                                                                    1,988,167         1,159,061
   Accumulated other comprehensive income--cumulative translation adjustment               66,870            67,685
   Treasury stock (725,700 and 646,500 shares)                                           (875,656)         (791,316)
                                                                                      -----------       -----------
        Total stockholders' equity                                                     11,925,647        11,100,821
                                                                                      -----------       -----------
                                                                                      $57,246,562       $69,109,730
                                                                                      ===========       ===========



See notes to financial statements

EMPIRE RESOURCES, INC.


Condensed Consolidated Statements of Income (Unaudited)



                                                     Three Months Ended June 30,            Six Months Ended June 30,
                                                     ---------------------------            -------------------------
                                                       2001               2000              2001                 2000
                                                     --------           --------            ----                 ----
Net sales                                          $41,191,499         $38,610,235       $85,474,526          $69,711,646
Cost of goods sold                                  38,675,488          35,758,330        80,192,254           64,467,137
                                                   -----------         -----------       -----------          -----------

Gross profit                                         2,516,011           2,851,905         5,282,272            5,244,509
Selling, general and administrative expenses         1,250,352           1,341,192         2,620,946            2,527,049
                                                   -----------         -----------       -----------          -----------

Operating income                                     1,265,659           1,510,713         2,661,326            2,717,460
Interest expense                                       593,634             756,852         1,324,970            1,296,704
                                                   -----------         -----------       -----------          -----------

Income before income taxes                             672,025             753,861         1,336,356            1,420,756
Income taxes                                           255,084             291,546           507,248              549,357
                                                   -----------         -----------       -----------          -----------

Net income                                         $   416,941         $   462,315       $   829,108          $   871,399
                                                   ===========         ===========       ===========          ===========

Weighted average shares outstanding:
   Basic                                            11,024,505          11,382,015        11,030,857           11,449,604
                                                   ===========         ===========       ===========          ===========

   Diluted                                          11,159,327          11,481,090        11,166,892           11,548,772
                                                   ===========         ===========       ===========          ===========

Earnings per share:
   Basic                                                  $.04                $.04              $.08                 $.08
                                                          ====                ====              ====                 ====

   Diluted                                                $.04                $.04              $.07                 $.08
                                                          ====                ====              ====                 ====

EMPIRE RESOURCES, INC.


Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                      2001              2000
                                                                                     ------           --------
Cash flows from operating activities:
   Net income                                                                      $   829,108      $    871,399
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                                   37,187            34,267
        Deferred income taxes                                                          (30,732)
        Translation adjustment                                                            (815)           18,437
        Transfer of restricted shares to key employee                                   80,873           177,918
        Changes in:
           Trade accounts receivable                                                 2,435,190        (9,532,617)
           Inventories                                                               8,785,813        (8,704,860)
           Due from stockholders                                                       285,760
           Other current assets                                                        441,590           322,432
           Trade accounts payable                                                   (5,866,005)        5,550,403
           Accrued expenses                                                           (421,989)         (563,743)
                                                                                   -----------      ------------
              Net cash provided by (used in) operating activities                    6,575,980       (11,826,364)
                                                                                   -----------      ------------

Cash flows from investing activities:
   Additions to fixed assets                                                            (2,041)             (648)
                                                                                   -----------      ------------

Cash flows from financing activities:
   (Repayments of) proceeds from notes payable - banks                              (6,400,000)       12,700,000
   Purchase of treasury stock                                                          (84,340)         (473,209)
                                                                                   -----------      ------------
              Net cash (used in) provided by financing activities                   (6,484,340)       12,226,791
                                                                                   -----------      ------------

Net increase in cash                                                                    89,599           399,779
Cash at beginning of period                                                          1,207,926           199,791
                                                                                   -----------      ------------
Cash at end of period                                                              $ 1,297,525      $    599,570
                                                                                   ===========      ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                     $ 1,279,220      $  1,340,647
      Income taxes                                                                 $   611,391      $    426,920

See notes to financial statements

EMPIRE RESOURCES, INC.


Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of non-ferrous metals to a diverse customer base located throughout North America, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through independent sales agents who receive commissions on sales. The Company purchases from suppliers located in a number of different countries.

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

5. Earnings Per Share

                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,
                                                        -----------------------              ----------------------
                                                        2001               2000              2001              2000
                                                        ----               ----              ----              ----
Weighted average shares outstanding-basic            11,024,505         11,382,015        11,030,857        11,449,604

Dilutive effect of stock options and warrants           134,822             99,075           136,035            99,168

Weighted average shares outstanding-diluted          11,159,327         11,481,090        11,166,892        11,548,772

EMPIRE RESOURCES, INC.


Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

6. Retirement of Contingent Shares

3,824,511 shares of the Company's common stock received by certain executive officers of the Company had been held in escrow subject to an earn-out formula dependent on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period ended March 31, 2001. This net income level was not achieved and in June 2001 the shares were returned to the Company and cancelled.

7. Recent Accounting Pronouncement

As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, is immediately recognized in earnings.

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

At June 30, 2001, net unrealized losses on the Company's fair value hedges of foreign currency exposure amounted to approximately $61,000, and net unrealized losses on fair value hedges of aluminum prices amounted to approximately $98,000. These unrealized losses were offset by unrealized gains of like amount on the underlying commitments which were hedged.

EMPIRE RESOURCES, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

         The discussions set forth above and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees.

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

         Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2000. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

         These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

         Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for more than 60% of the Company's purchases. The loss of this supply could have a material adverse effect on the Company.

EMPIRE RESOURCES, INC.


Results of Operations

         Net sales increased $2.6 million or 6.7% from $38.6 million in the second quarter of 2000 to $41.2 million in the second quarter of 2001, and increased $15.8 million or 22.6% in the six month period. The increase in sales resulted from the increased availability of material from a principal supplier after this supplier completed a mill expansion.

         Gross profit decreased $0.3 million or 10.7% from $2.8 million in the second quarter of 2000 to $2.5 million in the second quarter of 2001, and decreased less than $0.1 million in the six month period. Gross profit as a percentage of sales declined from 7.4% to 6.1% in the quarterly period and from 7.5% to 6.2% in the six month period as a result of higher purchasing costs, more favorable sales terms to our customers and operating inefficiencies relating to material handling and product staging associated with the increased sales volume.

         Selling, general and administrative expenses amounted to $1.3 million in the second quarter of both years and increased $0.1 or 4.0% in the six month period.

         Interest expense decreased $0.2 million, or 25.0%, from $0.8 million in the second quarter of 2000 to $0.6 million in the second quarter of 2001, and amounted to $1.3 million in the six month period of both years. The decrease in interest expense in the second quarter is related to lower levels of outstanding bank indebtedness as the Company's accounts receivable and inventory decreased, and lower interest rates.

         The Company reported net income of $416,941 for the second quarter of 2001 compared to net income of $462,315 for the second quarter of 2000, and net income of $829,108 in the six month period ending June 30, 2001 compared to net income of $871,399 in the corresponding 2000 period.

Contingent Shares

         In conjunction with the merger of the Company with Empire Resources, Inc. on September 17, 1999, (the "Merger"), Nathan and Sandra Kahn ("the Empire Stockholders") received an aggregate of 9,384,761 shares of common stock of the Company in exchange for the outstanding stock of Empire owned by them prior to the Merger. Pursuant to the Merger agreement, 3,824,511 of these shares (the "Contingent Shares") were deposited into escrow. The Contingent Shares were subject to an earn-out formula dependent on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. This net income level was not achieved and in June 2001 the shares were returned to the Company and cancelled.

Liquidity and Capital Resources

         The Company's cash balance increased $0.1 million, to $1.3 million, in the six month period ended June 30, 2001. Net cash of $6.6 million was provided by operating activities, offset by $6.5 million of net cash used for repayment of bank debt and purchase of treasury stock under the Company's stock buy-back program.

EMPIRE RESOURCES, INC.


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

Recent Accounting Pronouncement - Derivative Financial Instruments

         As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, is immediately recognized in earnings.

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

At June 30, 2001, net unrealized losses on the Company's fair value hedges of foreign currency exposure amounted to approximately $61,000, and net unrealized losses on fair value hedges of aluminum prices amounted to approximately $98,000. These unrealized losses were offset by unrealized gains of like amount on the underlying commitments which were hedged.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to some of its suppliers. In addition, under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

EMPIRE RESOURCES, INC.


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


Dated: August 14, 2001