Form 10-Q
period 2001-09-30
EMPIRE RESOURCES INC /NEW/
filed 2001-11-14
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,683,451 shares of common stock outstanding as of November 1, 2001.

                             EMPIRE RESOURCES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                                                   Page
         Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000........4

         Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
         September 30, 2001 and 2000 (unaudited).................................................................5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
         and 2000 (unaudited)....................................................................................6

         Notes to Condensed Consolidated Financial Statements (unaudited)........................................7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................................9

Item 3   Quantitative and Qualitative Disclosure of Market Risk.................................................13

PART II  OTHER INFORMATION......................................................................................13

         Signatures.............................................................................................13

EMPIRE RESOURCES, INC.

                                  Introduction
                                  ------------

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets

                                                                                    September 30,   December 31,
                                                                                        2001            2000
                                                                                        ----            ----
ASSETS                                                                               (Unaudited)
Current assets:
   Cash                                                                             $  2,262,259    $  1,207,926
   Trade accounts receivable (less allowance for doubtful accounts of $202,788 at
       September 30, 2001 and December 31, 2000)                                      25,651,044      37,405,445
   Inventories                                                                        17,581,223      28,921,678
   Due from stockholders                                                                                 285,760
   Other current assets                                                                1,059,845       1,133,905
                                                                                    ------------    ------------

        Total current assets                                                          46,554,371      68,954,714

Furniture and equipment (less accumulated depreciation of $301,715 and $275,715)          31,797          56,137
Deferred financing costs, net                                                             76,215          98,879
                                                                                    ------------    ------------

                                                                                    $ 46,662,383    $ 69,109,730
                                                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                                            $ 23,100,000    $ 38,000,000
   Trade accounts payable                                                             10,375,454      18,939,119
   Accrued expenses                                                                      883,525       1,069,790
                                                                                    ------------    ------------
        Total current liabilities                                                     34,358,979      58,008,909
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.01 par value, 5,000,000 shares authorized; none issued
   Common stock $.01 par value, 40,000,000 shares authorized;
   11,749,651 shares issued at September 30, 2001 and 15,574,162 shares
   (including 3,824,511 shares held in escrow) issued at December 31, 2000               117,497         155,742
   Additional paid-in capital                                                         10,665,161      10,509,649
   Retained earnings                                                                   2,339,716       1,159,061
   Accumulated other comprehensive income--cumulative translation adjustment              56,686          67,685
   Treasury stock (725,700 and 646,500 shares)                                          (875,656)       (791,316)
                                                                                    ------------    ------------

        Total stockholders' equity                                                    12,303,404      11,100,821
                                                                                    ------------    ------------

                                                                                    $ 46,662,383    $ 69,109,730
                                                                                    ============    ============

See notes to financial statements                                              4

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Income (Unaudited)


                                                    Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                               ---------------------------   ---------------------------
                                                   2001           2000           2001           2000
                                               ------------   ------------   ------------   ------------
Net sales                                      $ 31,040,712   $ 52,383,189   $116,515,238   $122,094,835
Cost of goods sold                               28,812,276     49,415,465    109,004,530    113,882,602
                                               ------------   ------------   ------------   ------------

Gross profit                                      2,228,436      2,967,724      7,510,708      8,212,233
Selling, general and administrative expenses      1,279,227      1,300,825      3,900,173      3,827,874
                                               ------------   ------------   ------------   ------------


Operating income                                    949,209      1,666,899      3,610,535      4,384,359
Interest expense                                    418,721        878,312      1,743,691      2,175,016
                                               ------------   ------------   ------------   ------------

Income before income taxes                          530,488        788,587      1,866,844      2,209,343
Income taxes                                        178,941        310,236        686,189        859,593
                                               ------------   ------------   ------------   ------------

Net income                                     $    351,547   $    478,351   $  1,180,655   $  1,349,750
                                               ============   ============   ============   ============

Weighted average shares outstanding:

   Basic                                         11,023,951     11,291,435     11,028,530     11,396,496
                                               ============   ============   ============   ============

   Diluted                                       11,159,660     11,390,451     11,164,403     11,494,711
                                               ============   ============   ============   ============

Earnings per share:

   Basic                                               $.03           $.04           $.11           $.12
                                                       ====           ====           ====           ====

   Diluted                                             $.03           $.04           $.11           $.12
                                                       ====           ====           ====           ====



See notes to financial statements                                              5

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                        ------------------------------------
                                                                            2001                   2000
                                                                        --------------        --------------
Cash flows from operating activities:
   Net income                                                           $    1,180,655        $    1,349,750
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                           58,878                50,684
        Deferred income taxes                                                   99,877
        Translation adjustment                                                 (10,999)               35,250
        Transfer of restricted shares to key employee                          117,267               258,789
        Changes in:
           Trade accounts receivable                                        11,754,401           (15,402,997)
           Inventories                                                      11,340,455            (3,918,300)
           Due from stockholders                                               285,760
           Other current assets                                                (25,817)              (98,945)
           Trade accounts payable                                           (8,563,665)            6,903,355
           Accrued expenses                                                   (186,265)           (1,155,637)
                                                                        --------------        --------------
              Net cash provided by (used in) operating activities           16,050,547           (11,978,051)
                                                                        --------------        --------------
Cash flows from investing activities:
   Additions to fixed assets                                                    (1,874)              (19,293)
                                                                        --------------        --------------

Cash flows from financing activities:
   (Repayments of) proceeds from notes payable - banks                     (14,900,000)           13,700,000
   Purchase of treasury stock                                                  (84,340)             (586,960)
   Costs relating to financing                                                 (10,000)
                                                                        --------------        --------------
              Net cash (used in) provided by financing activities          (14,994,340)           13,113,040
                                                                        --------------        --------------

Net increase in cash                                                         1,054,333             1,115,696
Cash at beginning of period                                                  1,207,926               199,791
                                                                        --------------        --------------

Cash at end of period                                                   $    2,262,259        $    1,315,487
                                                                        ==============        ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                          $    1,785,079        $    2,219,617
      Income taxes                                                      $      788,239        $      737,745


See notes to financial statements                                              6

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

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent of the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

2. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Actual results could differ from these estimates.

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

5. Earnings Per Share


                                                      Three months ended                Nine months ended
                                                          September 30,                    September 30,
                                                   --------------------------      --------------------------
                                                      2001            2000           2001            2000
                                                   ----------      ----------      ----------      ----------
Weighted average shares outstanding-basic          11,023,951      11,291,435      11,028,530      11,396,496

Dilutive effect of stock options and warrants         135,709          99,016         135,873          99,215

Weighted average shares outstanding-diluted        11,159,660      11,390,451      11,164,403      11,494,711

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

7. Reduction in Authorized Shares

On October 5, 2001 the stockholders of the Company voted to amend the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock of the Company from 40,000,000 shares to 20,000,000 shares and to eliminate the 5,000,000 authorized shares of Preferred Stock. This reduction was undertaken in order to reduce the Company's liability for Delaware franchise taxes.

8. Expiration of Warrants

Warrants to acquire 3,360,082 shares of the Company's common stock at an exercise price of $9.00 per share expired by their terms on October 1, 2001.

9. Recent Accounting Pronouncements

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

The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase transactions. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings. The gains and losses on futures and forward positions as of January 1, 2001 offset the gains and losses at that date on the

EMPIRE RESOURCES, INC.

underlying firm purchase and sales commitments which they hedged, and accordingly the Company did not record a transition adjustment as of January 1, 2001.

At September 30, 2001, net unrealized losses on the Company's fair value hedges of foreign currency exposure amounted to approximately $238,000, and net unrealized losses on fair value hedges of aluminum prices amounted to approximately $354,000. These unrealized losses were offset by unrealized gains of like amount on the underlying commitments which were hedged.

In July 2001, The Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The statement also establishes specific guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS 142 will be effective for 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect that the adoption of SFAS 141 and 142 will have a material effect on its consolidated financial statements.

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

EMPIRE RESOURCES, INC.

changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the government to renew the generalized system of preference, which provides preferential tariff treatment for certain of the Company's imports; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2000. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

     These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

     Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for more than 65% of the Company's purchases. The loss of this supply could have a material adverse effect on the Company.

Results of Operations

     Net sales decreased $21.4 million or 40.8% from $52.4 million in the third quarter of 2000 to $31.0 million in the third quarter of 2001, and decreased $5.6 million or 4.6% in the nine month period. The decrease in sales resulted from the Company rationalizing its customer base and selling more selectively, combined with lower demand as a result of the turndown in the economy in the quarter. The Company expects that demand in the near term will continue to be lower than in the corresponding periods last year.

     Gross profit decreased $0.8 million or 26.7% from $3.0 million in the third quarter of 2000 to $2.2 million in the third quarter of 2001, and decreased $0.7 million in the nine month period. Gross profit as a percentage of sales increased from 5.7% to 7.2% in the quarterly period as a result of a reduction in lower margin sales and an increase in material handling and product staging efficiency. Gross profit as a percentage of sales decreased from 6.7% to 6.4% in the nine month period as a result of higher purchasing costs, more favorable sales terms to customers and operating inefficiencies in the first half of the year.

     Selling, general and administrative expenses amounted to $1.3 million in the third quarter of both years and increased less than $0.1 million in the nine month period.

     Interest expense decreased $0.5 million, or 55.6%, from $0.9 million in the third quarter of 2000 to $0.4 million in the third quarter of 2001, and decreased $0.4 million or 18.2% in the nine month period. The decrease in interest expense is related to lower levels of outstanding

EMPIRE RESOURCES, INC.

bank indebtedness as the Company's accounts receivable and inventory decreased, and lower interest rates.

     The effective income tax rate decreased from 39.3% in the third quarter of 2000 to 33.7% in the third quarter of 2001 and from 38.9% to 36.7% in the nine month period as a result of changes in state income tax allocation factors.

     The Company reported net income of $351,547 for the third quarter of 2001 compared to net income of $478,351 for the third quarter of 2000, and net income of $1,180,655 in the nine month period ending September 30, 2001 compared to net income of $1,349,750 in the corresponding 2000 period.

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

Liquidity and Capital Resources

     The Company's cash balance increased $1.1 million, to $2.3 million, in the nine month period ended September 30, 2001. Net cash of $16.1 million was provided by operating activities, offset by $15.0 million of net cash used for repayment of bank debt and purchase of treasury stock under the Company's stock buy-back program.

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

Recent Accounting Pronouncements

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

     At September 30, 2001, net unrealized losses on the Company's fair value hedges of foreign currency exposure amounted to approximately $238,000, and net unrealized losses on fair value hedges of aluminum prices amounted to approximately $354,000. These unrealized losses were offset by unrealized gains of like amount on the underlying commitments which were hedged.

     In July 2001, The Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The statement also establishes specific guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS 142 will be effective for 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect that the adoption of SFAS 141 and 142 will have a material effect on its consolidated financial statements.

Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to some of its suppliers, which at September 30, 2001 amounted to approximately $773,000. In addition, under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

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

Dated: November 9, 2001