Form 10-K
period 2001-12-31
EMPIRE RESOURCES INC /NEW/
filed 2002-04-01
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to ----

                        Commission file number 001-12127

                             EMPIRE RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

------------------------------------------------------------------- ---------------------------------------------------
                             DELAWARE                                                   22-3136782
------------------------------------------------------------------- ---------------------------------------------------
  (State or Other Jurisdiction of Incorporation or Organization)           (I.R.S. Employer Identification No.)
------------------------------------------------------------------- ---------------------------------------------------

                                ONE PARKER PLAZA
                               FORT LEE, NJ 07024
                    (Address of Principal Executive Offices)

                                  201 944-2200
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                               Name of each exchange on which
                  -------------------                               ------------------------------
                                                                    registered
                                                                    ----------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                       AMERICAN STOCK EXCHANGE


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

         Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form K. [x]

         State registrant's revenues for its most recent fiscal year: $143,235,385.

         As of March 15, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $3.5 million. Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date and excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant's outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

         State the number of shares outstanding of each of the registrant 's classes of common equity, as of the latest practicable date: 10,569,051 shares of common stock outstanding as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                             EMPIRE RESOURCES, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      INDEX

10-K Part and Item No.                                                                           Page
----------------------                                                                           ----
                                     PART I

         Item 1            Business.                                                             4

         Item 2            Property.                                                             8

         Item 3            Legal Proceedings.                                                    9

         Item 4            Submission of Matters to a Vote of Security Holders.                 10


                                     PART II

         Item 5            Market for Common Equity and Related
                                    Stockholder Matters.                                         10

         Item 6            Selected Financial Data                                               12

         Item 7            Management's Discussion and Analysis of Financial
                                    Condition and Results of Operation.                          13

         Item 7A           Quantitative and Qualitative Disclosures
                                    About Market Risk.                                           19

         Item 8            Financial Statements and Supplementary Data.                          20

         Item 9            Changes In and Disagreements With Accountants
                                    On Accounting and Financial Disclosure.                      20

                                    PART III

         Item 10           Directors and Executive Officers                                      21

         Item 11           Executive Compensation.                                               23

         Item 12           Certain Relationships and Related Transactions                        27

         Item 13           Security Ownership of Certain Beneficial Owners
                                    And Management.                                              28

         Item 14           Exhibits and Reports on Form 8K                                       30

                                     PART I

ITEM 1.  BUSINESS

           IMPORTANT INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Certain matters discussed under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Certain Factors Affecting Future Operating Results," beginning on page [16]. Readers should carefully review the factors described under "Certain Factors Affecting Future Operating Results" and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

HISTORY

         Empire Resources, Inc. (the "Company") was incorporated in the State of Delaware in 1990 under the name Integrated Technology USA, Inc. ("Integrated"). Until September 17, 1999, the Company was in the business of designing, developing and marketing products for emerging computer related markets. During this period, the Company had generated limited revenues from the sale of its computer related products. On November 6, 1997, the Company announced its decision to discontinue its existing operations in their entirety by December 31, 1997. The Company sought a merger/acquisition opportunity that would enable it to deploy its cash into a new operating business.

         On February 22, 1999, the Company signed an agreement to merge (the "Merger") with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Since the merger, the Company has continued the aluminum business of Empire. In this report, the Company refers to Empire Resources, Inc., after the effective date of the Merger. Empire refers to Empire Resources, Inc. as it existed prior to the effective date of the Merger. References to the Company include all subsidiaries, consolidated for purposes of the Company's financial statements.

         Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), effective September 17, 1999, Empire was merged with and into the Company, and the name of the Company was changed to Empire Resources, Inc. In connection with the Merger, the Company issued to the then current stockholders of Empire 9,384,761 shares of common stock, of which 3,824,511 shares of common stock were placed in escrow. Some or all of the escrowed shares were eligible for release to the former stockholders of Empire after March 31, 2001 based on a two-year earn-out formula; however, none of the escrowed shares were released as a result of the formula and the shares were retired.

         In conjunction with the Merger, Empire Resources Pacific Ltd. ("Empire-Pacific"), then an affiliate of Empire operating in Australia, became a wholly owned subsidiary of Empire.

         The Company has two other wholly owned subsidiaries, I.T.I. Innovative Technology, Ltd. ("Innovative") and CompuPrint Ltd. ("CompuPrint"), both of which are incorporated in Israel and are presently inactive.

         For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and its subsidiaries (which have been minimal) only from September 17, 1999.

         The Company is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and in Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. Empire-Pacific acts as the Company's sales agent in Australia and New Zealand. The Company purchases from suppliers located throughout the world. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

STRATEGY

         The Company's strategy for growth involves the following key elements:

         Provide Customers with a High Level of Service and Cost Effective, Quality Products. The Company places great emphasis on providing customers with a high level of service. In particular, the Company works closely with its customers to learn the specific requirements of each customer. This enables the Company to provide each customer with cost-effective, quality materials matching the customer's particular needs. The Company also provides various ancillary services to its customers, including (1) arranging for products to be stored in warehouse facilities for release to the customer on a just-in-time delivery basis, (2) providing customers with timely information concerning market trends and product development, and (3) upon request by customers, arranging for subsequent metal processing or finishing services required by the customer.

         Expand Volumes and Product Breadth with Existing Suppliers. The Company strives to lever its existing long-standing relationships with suppliers through increased volume with existing product lines and by adding new product lines that are within the suppliers' range of production and that are saleable in the Company's marketing area. The Company believes that by pursuing this strategy it will increase its volume to its existing suppliers while at the same time establishing new markets serving to increase volume and market presence.

         Expand Sources of Supply and Serve as Effective Marketing Channel for Suppliers. The Company seeks to increase its supply sources by expanding its relationships with existing suppliers and by seeking new suppliers. The Company strives to build its supply relationships by serving as an effective marketing channel for its suppliers. The Company believes if it is able to increase its supply sources it will be in a position to offer its customers greater quantities and a wider range of products.

         Acquire Capability to Provide Additional Value Added Services. The Company may seek to acquire the capability to provide its customers with additional value-added services (such as various processing, finishing, and or distribution services). The Company may accomplish this through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

         Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. During 2000, the Company finalized a five-year lease on a property in Baltimore. This facility serves the dual purpose of: (a) providing depot/warehousing capacity for just-in-time delivery for its 4 metals division (see "Competition", below) and (b) providing handling capability and inventory control at the Baltimore port of entry, the Company's most active import location. The Company anticipates that this arrangement may reduce freight and handling expenses while concurrently increasing efficiency, and enable the Company to monitor deliveries and serve customers more effectively. The Company is currently reviewing the possibility of adding additional facilities in other locations.

THE INDUSTRY

         Semi-finished aluminum products are produced by processing primary aluminum and or aluminum scrap. A product is considered "semi-finished" if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products, and aluminum powder and paste.

         According to Brook Hunt, in 2000, the following industries accounted for the indicated percentages of western world consumption of aluminum: transportation (35%), packaging (19%), building (19%), machinery and equipment (9%), electrical (7%), consumer durables (5%), and other industries (6%).

         Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. The Company believes that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to The Aluminum Association Inc., demand for mill aluminum products in the United States in 2001 declined approximately 13% from shipments in 2000.

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

         The Company carefully monitors the timing and processing of orders to meet customers' needs and commits to fill orders within a time-period mutually agreed with the customer -- generally within a 30 day period. The Company maintains constant and ongoing communication with its suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

         The Company primarily sells its products through its own marketing and sales personnel. In addition, the Company sells its products through independent sales agents located in the United States who receive a commission on sales. The Company's inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

         In 1996, the Company extended its distribution territory by establishing Empire-Pacific to distribute Empire's products in Australia and New Zealand.

BACKLOG
         At December 31, 2001, the amount of backlog of firm orders was approximately $50 million, (as compared to $45 million at December 31, 2000) representing orders received from customers and placed into production with the Company's suppliers. The Company expects to fill and invoice substantially all of the orders in the December 31, 2001 backlog by June 30, 2002.

SUPPLIERS

         The Company enjoys exclusive representation arrangements with several foreign mills. The Company provides important services to its suppliers by:

         o serving as an integrated marketing and distribution channel for export volume;
         o purchasing manufacturing capacity from suppliers in bulk;
         o assuming responsibility for transporting the products that it purchases;
         o eliminating foreign currency risks for suppliers; and
         o ensuring prompt payment to suppliers for materials purchased.

         The Company strives to maintain long-term relationships with its suppliers and to be a significant distributor for them. By being a significant distributor for its suppliers, the Company is able to obtain competitive pricing and to influence quality standards and delivery practices.

         During 2001 the Company continued to work with existing suppliers and continued to seek new long-term sources to underpin its position in the market.

CUSTOMERS

         The Company serves over 150 customers in diverse industries, including transportation, automobile, housing, appliances and packaging. In 2001, the top ten customers of the Company represented approximately 46% of its sales. These customers included six full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

         The Company's customers are located throughout the United States and Canada and, to a lesser extent, Australia and New Zealand. The Company's U.S. customer base is not regional.

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

COMPETITION

         The Company's principal competitors are North American aluminum producers, including Alcoa Inc. and Alcan Aluminum Limited which dominate the aluminum industry in North America. These companies are significantly larger and have significantly greater financial resources than the Company. The Company also competes with other importers and agents that act for foreign aluminum producers. The Company believes that agents of foreign mills are generally less capable of serving the needs of North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that the Company offers its customers.

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


EMPLOYEES

         As of December 31, 2001, the Company had 25 employees, all of whom were full-time employees. The Company also has independent sales representatives located in the United States. None of these employees are represented under a collective bargaining agreement.

         Empire-Pacific, a wholly-owned subsidiary of the Company, has five employees in Australia.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of stockholders of Empire Resources, Inc. was held on October 5, 2001. At the annual meeting, the stockholders voted on three proposals 1) to elect directors to the board of directors of Empire, 2) to approve and adopt an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to reduce the number of authorized shares of Common Stock of the Company from 40,000,000 shares to 20,000,000 shares and to eliminate the 5,000,000 authorized shares of preferred stock, and 3) to ratify the appointment of Richard A. Eisner & Company, LLP as independent auditors for the fiscal year ending December 31, 2001.

         The following table sets forth the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the annual meeting and each nominee to the board of directors.

-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
MATTER                           VOTES FOR            VOTES AGAINST       VOTES WITHHELD      BROKER NON-VOTES    ABSTENTIONS
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
ELECTION OF:
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
WILLIAM SPIER                             10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
NATHAN KAHN                               10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
SANDRA KAHN                               10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
JACK BENDHEIM                             10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
BARRY L. EISENBERG                        10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
PETER G. HOWARD                           10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
NATHAN MAZUREK                            10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
MORRIS J. SMITH                           10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
HARVEY WRUBEL                             10,177,192              83,524                 -0-                 -0-                 -0-
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------

-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
ADOPTION OF AMENDMENT TO
REDUCE NUMBER OF AUTHORIZED
SHARES                                     6,960,505              26,150                 -0-           3,273,661                 400
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------

-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------
APPOINTMENT OF RICHARD A.
EISNER & COMPANY LLP AS
INDEPENDENT AUDITORS                      10,253,816               5,400                 -0-                 -0-               1,500
-------------------------------- -------------------- ------------------- ------------------- ------------------- ------------------

                                     PART II

ITEM  5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         The Company's common stock commenced trading on the American Stock Exchange ("AMEX") on October 1, 1996, under the symbol ITH. In conjunction with the Merger on September 17, 1999, the symbol was changed to ERS.

          The table below sets forth the high and low sales prices for the common stock as reported on the AMEX for the periods indicated.

                                                              COMMON STOCK
                                       -----------------------------------------------------------
                                                  2001                         2000
                                                  ----                         ----
             PERIOD                         HIGH          LOW          HIGH            LOW
             ------                         ----          ---          ----            ---
             1st Quarter    ...........    $1.188       $ 0.875       $1.563       $ 1.313
             2nd Quarter    ...........    $1.180       $ 0.900       $1.500       $  0.938
             3rd Quarter    ...........    $1.100       $.0900        $1.250       $  0.875
             4th Quarter    ...........    $1.070       $ 0.850       $1.188       $  0.813

         On March 15, 2002, the closing price of the common stock on AMEX was $.90 and there were 46 holders of record of the Common Stock.

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

SHARE REPURCHASE

       In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the Board of Directors authorized an increase in the share repurchase program from 1 million shares to 1.5 million shares. As of December 31, 2001, the Company had repurchased a total of 1,130,600 shares for an aggregate cost of $1,288,495. The Company also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

WARRANTS

         In connection with the a bridge financing during the year ended December 31, 1996, the Company issued warrants to purchase an aggregate of 199,174 shares of common stock at an exercise price of $0.60 per share. As of December 31, 2001, 90,838 of such warrants remain outstanding.

       In connection with its initial public offering in October 1996 (the "IPO"), the Company issued warrants to acquire 3,360,082 shares of its common stock at an exercise price of $9.00 per share, subject to adjustment under certain circumstances. These warrants expired on October1, 2001.

       In connection with the IPO, Integrated sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of its common stock and/or 300,000 warrants to acquire 300,000 shares of common stock (the "Representative Warrants"). These warrants expired on October 1, 2001.

ITEM 6        SELECTED FINANCIAL DATA

         The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. As a result of the reverse merger completed on September 17, 1999, the Company has been treated as a continuation of the business of Empire, and accordingly, the accompanying financial data are the financial data of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and its subsidiaries (which have been minimal) only from September 17, 1999. Pro forma net income and pro forma earnings per share reflect provisions for income taxes as if Empire, which was taxed as an S corporation until September 17, 1999, had been treated as a C corporation for all of 1999, 1998 and 1997. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

----------------------------------------- ----------------------------------------------------------------------------------------
                                                                           Years Ended December 31,
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                                2001               2000              1999               1998              1997

----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
Operating Data:
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
Net Sales                                      $143,235,385      $165,327,827       $107,112,064       $101,163,278    111,169,339
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
Operating Income                                 $4,082,519        $5,040,994         $4,273,336         $3,858,905      5,074,256
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
Net Income                                       $1,295,419        $1,040,787
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
Pro Forma Net Income                                                                  $1,308,676         $1,571,912     $2,345,236
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                         Per Share Data:
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
     Weighted average shares outstanding
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                   Basic         10,956,001        11,346,347         7,327,663*         5,560,250*      5,560,250*
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                 Diluted         11,091,047        11,445,432         7,356,186*         5,560,250*      5,560,250*
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------

----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                     Earnings Per Share:
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                   Basic               $.12              $.09
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                 Diluted               $.12              $.09
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------

----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
           Pro Forma earnings per share:
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                   Basic                                                    $.18               $.28          $.42
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------
                                 Diluted                                                    $.18               $.28          $.42
----------------------------------------- ------------------ ----------------- ------------------ ------------------ -------------

------------------------------------------------ ---------------------------------------------------------------------------------
Balance Sheet Data:
-------------------                                                              As of December 31,
------------------------------------------------ ----------------- ---------------- ---------------- ---------------- ------------
                                                       2001             2000             1999             1998             1997
------------------------------------------------ ----------------- ---------------- ---------------- ---------------- ------------
Total Assets                                          $52,763,600      $69,109,730      $46,397,823      $34,739,456   47,165,047
------------------------------------------------ ----------------- ---------------- ---------------- ---------------- ------------
Working Capital                                       $11,823,708      $10,945,805      $10,064,593      $10,476,011   11,678,692
------------------------------------------------ ----------------- ---------------- ---------------- ---------------- ------------
Stockholders' Equity                                  $11,944,950      $11,100,821      $10,175,731      $10,734,978   11,544,288
------------------------------------------------ ----------------- ---------------- ---------------- ---------------- ------------

* pro forma

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a distributor of value added, semi-finished aluminum products. Consequently, the Company's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one supplier accounted for approximately 60% of the Company's purchases for the year ended December 31, 2001, and three suppliers accounted for 74% of 2001 purchases.

RESULTS OF OPERATIONS

         The Merger between Integrated and Empire was completed on September 17, 1999. For accounting and other financial reporting purposes, the Merger has been treated as a "reverse acquisition." Under this treatment, the Company has been treated as a continuation of Empire, and the Merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements include the historical financial statements of Empire and Empire-Pacific, and include the results of operations of Integrated only from September 17, 1999, the effective date of the Merger.

       Fiscal Years Ended December 31, 2001 and 2000

         Net sales decreased by $22.1 million or 13.4% from $165 million in 2000 to $143 million in 2001. The weaker economy and weaker demand for industrial products coupled with declining prices resulted in this reduction in sales. This decline in sales was also reflected in lower gross profit for the year 2001. Gross profit declined by 12.8% from $10.7 million to $9.4 million. Gross profit as a percentage of sales was relatively constant at approximately 6.5%.

         Selling, general and administrative expenses declined by $.4 million or approximately 7% as the result of cost saving measures instituted during the year, including legal fees, travel and entertainment. Non cash compensation was also lower as a result of a reduced number of shares vesting.

         Interest expense declined $1.1 million or 35% from $3.1 million to $2.0 million as a result of reduced interest rates and reductions in loan balances from a high of $40 million in 2000 to $26.7 million at the end of 2001.

         Income taxes in 2000 included $0.2 million of state taxes, net of federal tax benefits, pertaining to periods prior to the Merger (as described under "Market for Common Equity and Related Stockholder Matters - Capital Contribution by Stockholders"). Adjusting for this prior period tax, taxes for the period 2001 increased by approximately $.1 million as a result of the increase in income before taxes for the year 2001. Net Income was $1.3 million for 2001 compared to $1.0 million for 2000.

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

         In addition, income taxes in 2000 included $0.2 million of state taxes, net of federal tax benefits, pertaining to periods prior to the Merger (as described under "Market for Common Equity and Related Stockholder Matters - Capital Contribution by Stockholders").

         The change in the Company's income tax status had a significant impact on net income. The Company reported net income of $1.0 million for 2000, compared to net income of $2.0 million for 1999. The net income for 2000 was $0.3 million or 23% lower than pro forma net income of $1.3 million (net of pro forma income taxes) for 1999.


ACCOUNTING TREATMENT OF RESTRICTED STOCK AGREEMENT


         The Company and Nathan and Sandra Kahn entered into a restricted stock agreement with Mr. Wrubel on September 15, 1999. Mr. Wrubel is currently Vice President of Sales of the Company. Pursuant to the restricted stock agreement, the Kahns transferred to Mr. Wrubel 469,238 shares ("Restricted Shares") of common stock of the Company which represents a portion of the shares that were received by the Kahns in the Merger. The Restricted Shares were comprised of (i) 358,327 shares (the "Non-Contingent Restricted Shares") that vest on September 17th of 2000, 2001, and 2002 subject only to the condition that Mr. Wrubel continue to be employed by the Company as of the vesting date, and (ii) 110,911 shares (the "Contingent Restricted Shares") that were subject to the same vesting criteria as the Non-Contingent Restricted Shares and, in addition, were subject to the condition that the number of shares (if any) that will vest will be a function of the after-tax net income of the Company over a specified period.

         Under applicable accounting rules, the share transfer is being treated as if the Company had issued the shares to Mr. Wrubel as compensation for services and, accordingly, the Company is required to recognize an expense relating thereto. The expense relating to the Non-Contingent Restricted Shares is based on the fair market value of the stock as of the grant date and is being recognized over the vesting period. The Company recognized $536,453 of such expense through December 31, 2001, and will recognize $45,830 of expense in 2002. The earnings targets required for issuance of the Contingent Restricted Shares were not achieved and these shares were retired in 2001.


RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The statement also establishes guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS 142 will be effective for 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS
142. The Company does not expect that the adoption of SFAS 141 and 142 will have a material effect on its consolidated financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. The adoption of this standard did not have a material effect on the Company's results of operations for 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased $0.1 million, to $1.1 million, in the year ended December 31, 2001. Net cash of $11.8 million was provided by operating activities, while $11.9 million of net cash was used in financing activities.

          The $11.9 million of net cash used in financing activities was primarily the result of repayment of borrowings of $11.3 million under the Company's line of credit, and the acquisition of $0.6 million of treasury stock under its stock buy-back program.

         The $11.8 million of net cash provided by operating activities was primarily the result of a decrease in accounts receivable of $14.6 million, a decrease in inventories of $1.1 million and net income of $1.3 million, partially offset by a $5.9 million decrease in accounts payable.

         Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. The available line was $60 million as of December 31, 2001. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2003. As of December 31, 2001, the amount outstanding under the Company's revolving lines of credit was $26.7 million (excluding letters of credit of approximately $4.4 million).

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

COMMITMENTS AND CONTINGENCIES

         Empire has contingent liabilities in the form of letters of credit to some of its suppliers. As of December 31, 2001, Empire's outstanding letters of credit amounted to approximately $4.4 million.

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

                  CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

THE COMPANY IS HIGHLY DEPENDENT ON A FEW SUPPLIERS.

         The Company purchased approximately 60% of its products from one supplier in 2001. As a result, the termination or limitation by this supplier of its relationship with the Company could have a material adverse effect on the Company's business and results of operations. In addition, the Company's loss of any one of its other suppliers (or material default by any such supplier in its obligations to the Company) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to the Company, or for any other reason, could have a material adverse effect on the Company's business.

THE COMPANY IS HIGHLY DEPENDENT ON A FEW SIGNIFICANT CUSTOMERS.

         The Company's sales are highly concentrated to a few customers. In 2001, 46% of the Company's revenues were derived from sales to ten customers. As a result, any material reduction in sales to any of these customers could have a material adverse effect on the Company's business.


THE COMPANY'S SUPPLY SOURCES ARE SUBJECT TO SUBSTANTIAL RISKS.


         The Company generally purchases aluminum products from foreign suppliers. Thus, its operations could be materially and adversely affected by changes in economic, political and social conditions in the countries where the Company currently purchases or may in the future purchase such products. Among other things, changes in laws, regulations, or the interpretation thereof, or restrictions on currency conversions and exports, could negatively affect the Company's business. Although the trend in the markets in which the Company operates for its sourcing has been towards open markets and trade policies and the fostering of private economic activity, no assurance can be given that the governments will continue to pursue these policies or that such policies may not be significantly altered, especially in the event of a change in the leadership, or as a result of social or political upheaval or unforeseen circumstances affecting economic, political or social life.

CONSOLIDATION OF SUPPLIERS MAY MATERIALLY AFFECT THE COMPANY'S OPERATIONS.

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

CHANGING ALUMINUM PRICES COULD IMPACT THE COMPANY'S PROFIT MARGINS.

         The Company relies on long-term relationships with its suppliers, but generally has no long-term, fixed-price purchase contracts; it purchases at prevailing market prices at the time orders are placed, with discounts for quantity purchases. The aluminum industry is highly cyclical, and the prices that the Company pays for aluminum and the prices it charges will be influenced by a variety of factors outside of its control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, and currency fluctuations. While the Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts, there exists the risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

IF SUPPLIERS FAIL TO PROVIDE PRODUCTS OF SUFFICIENT QUALITY CUSTOMER RELATIONSHIPS AND PRICES COULD BE NEGATIVELY AFFECTED.

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

THE COMPANY IS EXPOSED TO CREDIT RISK FROM ITS CUSTOMERS.

         The Company does not require collateral for customer receivables. The Company has significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair the collectability of these receivables. The Company carries credit insurance with a 10% co-pay provision and specific limits on each customer's receivables. The Company's failure to collect a significant portion of the amount due on its receivables directly from customers or through insurance claims (or other material default by customers) could have a material adverse effect on the Company's financial condition and results of operations.


INCREASED TARIFFS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

         During 2001, in excess of 60% of sales of the Company represented sales of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preference(GSP). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed in any given year after it expired on September 30, 2001. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to its customers, the Company's profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations. GSP Legislation has in the past been renewed either prior to expiration or thereafter, on a retroactive basis to the date of expiration. This does not guarantee that it will be renewed in the same manner this year.

ANTIDUMPING AND OTHER DUTIES COULD BE IMPOSED ON THE COMPANY, ITS SUPPLIERS AND THEIR PRODUCTS.

         The imposition of an antidumping or other increased duty on any products imported by the Company could have a material adverse effect on the Company's financial condition. Under United States' law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International Trade Commission (the "ITC") must determine that the United States' industry is materially injured or threatened with material injury by reason of the imports. The ITC's determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity. Further, the Company as part of its course of business is engaged in the importation of steel wire rod. Such products are currently subject to import quota, and all applicable duties. In addition, the U.S. Department of Commerce is currently investigating whether to levy additional anti-dumping and/or counterveiling duties. If the final determination is found in the affirmative, it may adversely affect the Company's ability to expand its business further into steel products. In addition, should such duties be imposed on a retroactive basis, the Company may be exposed to significant damage and expense.

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

THE COMPANY COMPETES WITH COMPANIES WITH CAPTIVE SOURCES OF SUPPLY.

         Many of the Company's competitors are significantly larger than the Company and many have captive sources of supply and access to greater capital and other resources. Thus, if the Company's sources of supply are interrupted, its competitors could be in a position to capture the Company's customers.

THE COMPANY IS DEPENDENT ON ITS EXECUTIVE OFFICERS.

         The Company is highly dependent on its executive officers, the loss of any of one of which could have a significant adverse impact on the Company's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company enters into high grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase transactions. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings. The Company does not engage in trading or speculative transactions.

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

         The Company uses financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its trading activities. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings. The gains and losses on futures and forward positions as of January 1, 2001 offset the gains and losses at that date on the underlying firm purchase and sales commitments which they hedged, and accordingly the Company did not record a transition adjustment as of January 1, 2001.

ITEM 8.       FINANCIAL STATEMENTS

         Furnished at end of report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

         During the past two years, the Company has not made changes in, and has not had disagreements with, its independent accountants on accounting and financial disclosures

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

         The officers and directors of the Company are as follows:

        Name                                        Age         Position
        ----                                        ---         --------
          William Spier.....................         67         Non-Executive Chairman of the Board and
                                                                Director
          Nathan Kahn.......................         47         Chief Executive Officer, President and
                                                                Director
          Sandra Kahn.......................         44         Vice President, CFO and Director
          Harvey Wrubel.....................         48         Vice President of Sales and Director
          Jack Bendheim.....................         55         Director
          Barry L. Eisenberg................         55         Director
          Peter G. Howard...................         66         Director
          Nathan Mazurek....................         39         Director
          Morris J. Smith...................         44         Director


         William Spier. Mr. Spier has been a director of the Company since October 1996 and was Acting Chief Executive Officer from November 1997 until September 1999. Mr. Spier presently serves as non-executive Chairman of the Board of the Company. Mr. Spier has been a private investor since 1982. He also served as Chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996, and as Chief Executive Officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 through September 1996. From 1980 to 1981, Mr. Spier was Vice Chairman of Phibro-Salomon Inc. Mr. Spier also serves as a Director of Keystone Consolidated Industries, Inc.

         Nathan Kahn. Mr. Kahn has been the Chief Executive Officer, President and a director of the Company since September 1999. Prior to the Merger, Mr. Kahn was the President and a director of Empire from the time of its formation in 1984. Mr. Kahn has also been the President and a director of Empire-Pacific since its formation in 1996.

         Sandra Kahn. Ms. Kahn has been a Vice President, the Chief Financial Officer and a director of the Company since September 1999. Prior to the Merger, Ms. Kahn was the Secretary and Treasurer and a director of Empire from the time of its formation in 1984. Ms. Kahn has also been the Secretary and Treasurer and a director of Empire-Pacific since its formation in 1996.

         Harvey Wrubel. Mr. Wrubel has been the Vice President of Sales/Director of Marketing of the Company since September 1999. Prior to the Merger, Mr. Wrubel was the Vice President of Sales/ Director of Marketing of Empire for more than the prior five years. Mr. Wrubel has been a director of the Company since September 2000.

         Jack Bendheim. Mr. Bendheim has been a director of the Company since September 1999. He has also been the President, Chief Executive Officer, Chairman of the Board and a director of Philipp Brothers Chemicals, Inc. for more than the prior five years. Mr. Bendheim is also a director of The Berkshire Bank, CDG Technologies, and Penick Corporation.

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

         Nathan Mazurek. Mr. Mazurek has been the President of Provident Industries, a diversified manufacturer of electrical systems and components for more than the prior five years. Mr. Mazurek has been a director of the Company since September 1999.

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

         Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the period from January 1, 2001 through December 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

ITEM 11.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth for the periods indicated information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE
                                ANNUAL COMPENSATION

                                                                                               LONG-TERM
                                                                                         COMPENSATION AWARDS

                                                                                    SECURITIES         ALL OTHER
                                                                                    UNDERLYING        COMPENSATION
                                                                                     OPTIONS               ($)
                                                                                       (#)
NAME AND PRINCIPAL POSITION            YEAR     SALARY($)         BONUS($)
William Spier                          2001          --              --               2,000          $25,000(2)
     Non-Executive Chairman of         2000          --              --               2,000          $25,000(2)
     the Board (1)                     1999          --              --               2,000          $11,333(3)

Nathan Kahn                            2001       $350,000         $75,000            2,000           $2,000(4)
     Chief Executive Officer and       2000       $300,000         $50,000            2,000           $2,000(4)
     President                         1999       $176,875           --               2,000           $1,000(4)

Sandra Kahn                            2001       $150,000         $25,000            2,000           $2,000(4)
     Vice President,                   2000       $100,000             --             2,000           $2,000(4)
     Chief Financial Officer,
     Treasurer and Secretary           1999       $82,000            --               2,000           $1,000(4)

Harvey Wrubel                          2001       $214,316        $300,000            2,000         $117,218(5)
     Vice President of Sales           2000       $207,872        $277,000            2,000         $139,142(6)
                                       1999       $203,000        $300,000           200,000              --


(1) Served as Acting Chief Executive Officer of the Company prior to the merger.
(2) Mr. Spier receives $25,000 per annum as consideration for his services as non-executive Chairman of the Board.
(3) Of this amount, $3,000 represents director fees for attending board meetings and $8,333 represents amounts paid to Mr. Spier in 1999 for serving as non-executive Chairman of the Board.
(4)  Represents directors' fees.
(5) Of this amount, $2,000 represents director fees and $115,218 represents non-cash taxable compensation charged to Mr. Wrubel upon the vesting of non-contingent restricted shares, as discussed in item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Treatment of Restricted Stock Agreement.
(6) Of this amount, $1,000 represents director fees and $138, 142 represents non-cash taxable compensation charged to Mr. Wrubel upon the vesting of non-contingent restricted shares, as discussed in item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Treatment of Restricted Stock Agreement.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the stock option grants made to each of the officers and employees named in the Summary Compensation Table during 2001. No stock appreciation rights were granted to these individuals during such year.

                                                    (INDIVIDUAL GRANTS) (1)
                                     NUMBER OF        PERCENT OF     EXERCISE   EXPIRATION DATE     POTENTIAL
                                     SECURITIES     TOTAL OPTIONS      PRICE                     REALIZABLE VALUE
                                     UNDERLYING       GRANTED TO      ($/SH)                    AT ASSUMED ANNUAL
                                  OPTIONS GRANTED    EMPLOYEES IN       (2)                       RATES OF STOCK
                                        (#)          FISCAL YEAR                                      PRICE
                 NAME                                                                            APPRECIATION FOR
                                                                                                   OPTION TERM
                                                                                                   5%       10%
                                                                                                   ($)      ($)
                                                                                                    $        $
William Spier                                 2,000           11.1%        $0.98        10/05/11    1,220    3,120
Nathan Kahn                                   2,000           11.1%        $0.98        10/05/11    1,220    3,120
Sandra Kahn                                   2,000           11.1%        $0.98        10/05/11    1,220    3,120
Harvey Wrubel                                 2,000           11.1%        $0.98        10/05/11    1,220    3,120

---------------------------
         (1) All options granted to the named officers and employees are non-statutory under federal tax laws and were granted on October 5, 2001. Pursuant to the option agreement underlying these options, the options became exercisable immediately upon grant.

         (2) The exercise price may be paid in cash or, under certain circumstances, in shares of the Company's common stock.

YEAR-END OPTION VALUES

         The following table provides certain information concerning the options held by the officers and employees named in the Summary Compensation Table, above, as of December 31, 2001.

                         OPTIONS AS OF DECEMBER 31, 2001

                                          NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                                          UNEXERCISED OPTIONS AT YEAR END             OPTIONS AT YEAR END
   NAME                                    EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
   William Spier                              151,000         ............      ............       ............
   Nathan Kahn                                  6,000         ............      ............       ............
   Sandra Kahn                                  6,000         ............      ............       ............
   Harvey Wrubel                              204,000         ............      ............       ............

---------------------------
The closing price of the Company's common stock on December 28, 2001, the last day of trading in 2001, was $0.90.

COMPENSATION OF DIRECTORS

The non-executive Chairman of the Board is paid $25,000 per annum as consideration for his services. Each other director is paid $500 for attendance (in person or by telephone) at meetings of the Board, and all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings during the year ended December 31, 2001. In addition, pursuant to the Company's 1996 stock option plan, the Company granted the following options to its directors.

                                                      NUMBER OF
NAME                                          SHARES UNDERLYING OPTION              EXERCISE PRICE PER SHARE
----                                          ------------------------              ------------------------
Jack Bendheim                                        2,000                                 $0.98
Barry Eisenberg                                      2,000                                 $0.98
Peter Howard                                         2,000                                 $0.98
Nathan Kahn                                          2,000                                 $0.98
Sandra Kahn                                          2,000                                 $0.98
Nathan Mazurek                                       2,000                                 $0.98
Morris Smith                                         2,000                                 $0.98
William Spier                                        2,000                                 $0.98
Harvey Wrubel                                        2,000                                 $0.98

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

         Base Salary. Nathan Kahn was paid at a rate of $350,000 per annum and Sandra Kahn was paid at a rate of $175,000 per annum. These amounts may be increased, but not decreased, by the Board of Directors. The base salary provided for by each agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

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

         Base Salary. The agreement provides for an initial base salary to be paid at a rate of $203,000 per annum. This amount may be increased, but not decreased, by the Board of Directors. The base salary is subject to possible upward annual adjustments based upon changes in a designated cost of living index. Mr. Wrubel's current base salary is $214,316.

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

         Restricted Stock Arrangements. The Company, Nathan Kahn and Sandra Kahn entered into a restricted stock agreement dated September 14, 1999 with Mr. Wrubel. Pursuant to this agreement, the Kahns transferred to Mr. Wrubel 469,238 shares ("Restricted Shares") of common stock of the Company effective as of the date of the Merger. The Restricted Shares are subject to the vesting requirements described below. If Mr. Wrubel's employment with the Company is terminated for Cause (as defined in his employment agreement) or if Mr. Wrubel terminates employment with the Company for any reason, Mr. Wrubel will forfeit to the Kahns any Restricted Shares that have not then vested.

         The vesting of 358,327 of the Restricted Shares is determined in accordance with the following vesting schedule: (i) 33.33% of such shares vested on the first anniversary of the grant date, (ii) 33.33% will vest on the second anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date) and (iii) 33.34% will vest on the third anniversary of the grant date (provided Mr. Wrubel has been continuously employed by the Company until such date). A total of 238,861 shares of common stock have vested to date.

         The vesting of the remaining 110,911 of the Restricted Shares (the "Contingent Restricted Shares") was subject to a formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. No shares vested in accordance with these provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001, the Compensation Committee consisted of William Spier, Nathan Kahn and Jack Bendheim. In addition to being a member of the Compensation Committee, Mr. Kahn is also our Chief Executive Officer and President. None of the other members of the Compensation Committee serve, or previously served as officers or employees of the Company.



ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 19, 2002, certain information with respect to beneficial ownership (as defined in Rule 13d-3 of the Securities and Exchange Act of 1934) of the common stock of the Company by
(i) each person that is a director of the Company, (ii) each person named in the Summary compensation Table under item 10 "Executive Compensation," (iii) all such persons as a group and (iv) each person known to the Company to be the owner of more than 5% of the common stock of the Company.

LEFT OFF HERE

                                                       NUMBER OF SHARES         PERCENT OF COMMON
NAME AND ADDRESS(1)                                 BENEFICIALLY OWNED (2)         STOCK OWNED
------------------------------------------          ----------------------      -----------------
DIRECTORS AND OFFICERS:
William Spier                                                    255,669(3)                     2.4%
Nathan Kahn and Sandra Kahn                                    5,213,923(4)                    49.3%
Harvey Wrubel                                                    582,327(5)                     5.5%
Jack Bendheim                                                     26,000(6)                       *
Barry L. Eisenberg                                               369,706(7)                    3.5%
Peter G. Howard                                                    6,000(8)                       *
Nathan Mazurek                                                     6,000(9)                       *
Morris J. Smith                                                  79,467(10)                       *
All officers and directors as a group
(9 persons)                                                   6,539,092(11)                   58.9%
OTHER STOCKHOLDERS:
Alan P. Haber                                                   433,390(12)                    4.1%

* Less than 1%
(1) The address of all listed persons is c/o the Company, except for Mr. Haber, whose address is 11/1 Mishol Uzrad, Ramot, Israel 91230.

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

         The information in this table was prepared by the Company in reliance on filings made with the Securities and Exchange Commission on Schedule 13D and Forms 4 or 5.

(3) Consists of (i) 104,669 currently outstanding shares held by Mr. Spier and (ii) 151,000 shares underlying currently exercisable options held by Mr. Spier.

(4) Consists (i) of 5,201,923 currently outstanding (9,384,761 shares received in the merger less 3,824,511 contingent shares which have been retired and less 358,327 non-contingent shares transferred to Mr. Wrubel, as described under "Compensation Arrangements") and (ii) 12,000 shares underlying currently exercisable options held by Nathan and Sandra Kahn.

(5) Consists of (i) 358,327 shares transferred from Nathan and Sandra Kahn to Mr. Wrubel, (ii) 20,000 currently outstanding shares held by Mr. Wrubel, and (iii) 204,000 shares underlying currently exercisable options held by Mr. Wrubel.

(6) Consists of (i) 20,000 outstanding shares held by the Bendheim Foundation, an affiliate of Mr. Bendheim, and (ii) 6,000 shares underlying currently exercisable options held by Mr. Bendheim.

(7)      Consists of (i) 700 currently outstanding shares held by Mr. Eisenberg,
         (ii) 82,667 shares underlying currently exercisable options held by Mr. Eisenberg, (iii) 500 shares owned by Mr. Eisenberg's wife and (iv) 284,839 currently outstanding shares held by 241 Associates LLC, a limited liability company. Noam Eisenberg is the sole manager of 241 Associates LLC and as such has voting and investment power with respect to the shares held by 241 Associates LLC. Noam Eisenberg is the son of Barry L. Eisenberg. A majority of the ownership interest of 241 Associates LLC is owned by Mr. Eisenberg and his wife and, as a result of such ownership interests, Mr. Eisenberg may influence the voting and disposition of the shares of common stock held by 241 Associates LLC. Mr. Eisenberg disclaims beneficial ownership of such shares and of the shares owned by his wife.

(8) Consists of 6,000 shares underlying currently exercisable options held by Mr. Howard.

(9) Consists of 6,000 shares underlying currently exercisable options held by Mr. Mazurek.

(10) Consists of (i) 15,800 currently outstanding shares held by Mr. Smith and (ii) 63,667 shares underlying currently exercisable options held by Mr. Smith. The Brook Road Nominee Trust, nominee for the Morris Smith Family Trust, is the owner of 163,653 outstanding shares of Common Stock. Esther Smith, the mother of Morris J. Smith, is the sole trustee of the Morris Smith Family Trust and as such has voting and investment power with respect to such shares. The Morris Smith Family Trust is a discretionary trust, the potential beneficiaries of which are Mr. Smith and members of his family. Mr. Smith disclaims any beneficial ownership of any and all shares owned by the Brook Road Nominee Trust.

(11) Consists of 6,006,758 currently outstanding shares and 531,334 shares underlying currently exercisable options and warrants. Does not include 163,653 shares that Mr. Smith disclaims beneficial ownership of as described in footnote 10 above.

(12) Consists of (i) 400,000 shares held by Mr. Haber, and/or his wife (ii) 10,000 shares underlying currently exercisable options held by Mr. Haber, and (iii) 23,390 shares held by Mr. Haber's wife. Mr. Haber disclaims any beneficial ownership of any stock owned by his wife.

RETIREMENT OF  CONTINGENT SHARES ISSUED TO EMPIRE STOCKHOLDERS

         Upon the merger, Nathan and Sandra Kahn ("the Empire Stockholders") received an aggregate of 9,384,761 shares of common stock of the Company in exchange for the outstanding stock of Empire owned by them prior to the merger. Pursuant to the merger agreement, 3,824,511 of these shares (the "Contingent Shares") were deposited into escrow subject to an earn-out formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. No shares were released from escrow in accordance with this formula and all of the 3,824,511 shares placed in escrow were retired on June 13, 2001.

ITEM 14.               EXHIBITS AND REPORTS ON FORM 8-K

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

3.2      Amended and Restated Certificate of Incorporation of the Registrant*

3.3      Amendment No. 1 to the Amended and Restated Certificate of
         Incorporation.*****

3.4      Amended and Restated By-Laws of the Registrant*

3.5 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996)

3.6 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated May 11, 1997)

10.1 Employment Agreement dated September 15, 1999 entered into by Registrant with Nathan Kahn***

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

10.11 Form of Representative's Warrant Agreement dated as of October 1, 1996, between the Registrant and National Securities Corporation**

10.12 Form of Warrant Agreement dated as of October 1, 1996, between the Registrant and American Stock Transfer & Trust Company**

10.14 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors ****

10.15 Form of Rights Agreement, dated as of July 23, 1997, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent, including all exhibits thereto (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K dated July 23, 1997)

10.16 Amendment to Rights Agreement, dated February 19, 1999, between the Registrant and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

10.17 Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank , as Lead Arranger and Administrative Agent****

10.18 Agreement of Lease for warehouse facility dated September 27, 2000 between Townsend Properties, Inc. and Registrant****

11.1     Statement re computation of per share earnings ****

21.1     List of subsidiaries of the Registrant ****

--------------------------------------
* Incorporated by reference from the correspondingly numbered Exhibit in the Company' s Registration statement on Form SB-2 (No. 333-9697)

** Incorporated by reference from the correspondingly numbered Exhibit in the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1996 (File No. 001-12127)

*** Incorporated by reference from the correspondingly numbered Exhibit in the Company's Report on Form 10-KSB for the year ended December 31, 1999 (File No. 001-12127)

**** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

*****    Filed herewith

         (b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.


By:      /s/ Nathan Kahn

         ---------------------------
         Nathan Kahn
         Chief Executive Officer
         March 27, 2002


/s/ Nathan Kahn

---------------------------
Nathan Kahn
Chief Executive Officer and Director (Principal Executive Officer)
March 27, 2002


/s/ Sandra Kahn

---------------------------
Sandra Kahn, Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
March 27, 2002


/s/ William Spier

---------------------------
William Spier, Director
March 27, 2002

/s/ Jack Bendheim

---------------------------
Jack Bendheim, Director
March 27, 2002

/s/ Barry L. Eisenberg

---------------------------
Barry L. Eisenberg, Director
March 27, 2002


/s/ Peter G. Howard

---------------------------
Peter G. Howard, Director
March 27, 2002


/s/ Nathan Mazurek

---------------------------
Nathan Mazurek, Director
March 27, 2002


/s/ Morris J. Smith

---------------------------
Morris J. Smith, Director
March 27, 2002

/s/ Harvey Wrubel

---------------------------
Harvey Wrubel, Director
March 27, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors
Empire Resources, Inc.
Fort Lee, New Jersey


We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Richard A. Eisner & Company, LLP

New York, New York
March 13, 2002

EMPIRE RESOURCES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                              --------------------------------
ASSETS: (Note F)                                                                                   2001              2000
                                                                                              ---------------  ---------------
Current assets:
   Cash                                                                                       $     1,147,195  $     1,207,926
   Trade accounts receivable (less allowance for doubtful accounts of $189,398
          and $202,788 at December 31, 2001 and 2000)                                              22,789,406       37,405,445
   Inventories                                                                                     27,782,408       28,921,678
   Due from stockholders                                                                                               285,760
   Other current assets                                                                               923,349        1,133,905
                                                                                              ---------------  ---------------

        Total current assets                                                                       52,642,358       68,954,714

Furniture and equipment (less accumulated depreciation of $313,121 and
          $275,501)                                                                                    38,914           56,137
Deferred financing costs, net                                                                          82,328           98,879
                                                                                              ---------------  ---------------

                                                                                              $    52,763,600  $    69,109,730
                                                                                              ===============  ===============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                                                      $    26,700,000  $    38,000,000
   Trade accounts payable                                                                          13,000,012       18,939,119
   Accrued expenses                                                                                 1,118,638        1,069,790
                                                                                              ---------------  ---------------

        Total current liabilities                                                                  40,818,650       58,008,909
                                                                                              ---------------  ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.01 par value, 5,000,000 shares authorized at December 31,
          2000, none authorized at December 31, 2001; none issued
   Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2001; 40,000,000 shares authorized and
          15,574,162 shares issued at December 31, 2000, including
          3,824,511 shares held in escrow at December 31, 2000                                        117,497          155,742
   Additional paid-in capital                                                                      10,681,336       10,509,649
   Retained earnings                                                                                2,454,480        1,159,061
   Accumulated other comprehensive income--cumulative translation adjustment                           30,132           67,685
   Treasury stock (1,180,600 shares and 646,500 shares)                                            (1,338,495)        (791,316)
                                                                                              ---------------- ---------------

        Total stockholders' equity                                                                 11,944,950       11,100,821
                                                                                              ---------------  ---------------

                                                                                              $    52,763,600  $    69,109,730
                                                                                              ===============  ===============

EMPIRE RESOURCES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                    2001                 2000                 1999
                                                             ----------------     ----------------     ----------------
Net sales                                                         143,235,385          165,327,827          107,112,064
Cost of goods sold                                                133,862,469          154,579,092           98,925,131
                                                             ----------------     ----------------     ----------------

Gross profit                                                        9,372,916           10,748,735            8,186,933
Selling, general and administrative expenses                        5,290,397            5,707,741            3,913,597
                                                             ----------------     ----------------     ----------------

Operating income                                                    4,082,519            5,040,994            4,273,336
Interest expense                                                    2,032,460            3,123,084            2,162,568
                                                             ----------------     ----------------     ----------------

Income before income taxes                                          2,050,059            1,917,910            2,110,768
Income taxes                                                          754,640              877,123              154,553
                                                             ----------------     ----------------     ----------------

NET INCOME                                                   $      1,295,419     $      1,040,787     $      1,956,215
                                                             ================     ================     ================

Income before income taxes                                                                                    2,110,768
Pro forma income taxes                                                                                          802,092
                                                                                                       ----------------

PRO FORMA NET INCOME                                                                                   $      1,308,676
                                                                                                       ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                        10,956,001           11,346,347             7,327,663
                                                               ===========          ===========             =========

   DILUTED                                                      11,091,047           11,445,432             7,356,186
                                                               ===========          ===========             =========

EARNINGS PER SHARE:
   BASIC                                                            $.12                 $.09
                                                                    ====                 ====

   DILUTED                                                          $.12                 $.09
                                                                    ====                 ====

PRO FORMA EARNINGS PER SHARE:
   BASIC                                                                                                      $.18
                                                                                                              ====

   DILUTED                                                                                                    $.18
                                                                                                              ====

See notes to consolidated financial statements                        F-3

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                  COMMON STOCK
                                             -----------------------
                                              NUMBER                      ADDITIONAL
                                                OF                          PAID-IN          RETAINED
                                              SHARES         AMOUNT         CAPITAL          EARNINGS
                                             -----------  -----------   --------------   ---------------
              BALANCE AT JANUARY 1, 1999       9,384,761       $50,000                       $10,635,274
            Exchange of shares - reverse
                             acquisition       6,189,401       155,742       $9,829,170
              Payments of merger costs -
                              Integrated                                       (58,292)
        Payment of merger costs - Empire                                                        (569,258)
        Distributions to stockholders of
                                  Empire                      (50,000)                       (11,903,957)
    Transfer of restricted shares to key
                                employee                                        103,786
       Treasury stock acquired in merger
                         (50,000 shares)                                         50,000
              Purchase of treasury stock
                          (6,700 shares)
    Net change in cumulative translation
                              adjustment
                     Net income for 1999                                                        1,956,215


                                               ---------     ---------     ------------      ------------

            BALANCE AT DECEMBER 31, 1999      15,574,162       155,742        9,924,664           118,274
    Transfer of restricted shares to key
                                employee                                        299,225
    Capital contribution by stockholders                                        285,760
              Purchase of treasury stock
                        (589,800 shares)
    Net change in cumulative translation
                              adjustment
                     Net income for 2000                                                        1,040,787


                                              ----------     ---------     ------------      ------------
            BALANCE AT DECEMBER 31, 2000      15,574,162       155,742       10,509,649         1,159,061
    Transfer of restricted shares to key
                                employee                                        133,442
              Purchase of treasury stock
                        (534,100 shares)
    Net change in cumulative translation
                              adjustment
              Retirement of common stock     (3,824,511)      (38,245)           38,245         1,295,419
                     Net income for 2001      ----------   -----------      -----------      ------------


            BALANCE AT DECEMBER 31, 2001      11,749,651     $117,497       $10,681,336      $  2,454,480
                                              ==========     ========       ===========      ============



                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE
                                                  INCOME-
                                                 CUMULATIVE                          TOTAL               TOTAL
                                                TRANSLATION        TREASURY      STOCKHOLDERS'       COMPREHENSIVE
                                                 ADJUSTMENT          STOCK           EQUITY             INCOME
                                              -----------------    -----------   ----------------   ----------------
              BALANCE AT JANUARY 1, 1999           $     49,704                    $  10,734,978
            Exchange of shares - reverse
                             acquisition                                               9,984,912
              Payments of merger costs -
                              Integrated                                                 (58,292)
        Payment of merger costs - Empire                                                (569,258)
        Distributions to stockholders of
                                  Empire                                             (11,953,957)
    Transfer of restricted shares to key
                                employee                                                 103,786
       Treasury stock acquired in merger
                         (50,000 shares)                             $(50,000)
              Purchase of treasury stock
                          (6,700 shares)                               (9,101)            (9,101)
    Net change in cumulative translation
                              adjustment                (13,552)                         (13,552)             (13,552)
                     Net income for 1999                                               1,956,215            1,956,215
                                                                                                           ----------
                                                                                                           $1,942,663
                                                   ------------      ---------       -----------           ==========

            BALANCE AT DECEMBER 31, 1999                 36,152       (59,101)        10,175,731
    Transfer of restricted shares to key
                                employee                                                 299,225
    Capital contribution by stockholders                                                 285,760
              Purchase of treasury stock
                        (589,800 shares)                             (732,215)          (732,215)
    Net change in cumulative translation
                              adjustment                 31,533                           31,533               31,533
                     Net income for 2000                                               1,040,787            1,040,787
                                                                                                           ----------
                                                                                                           $1,072,320
                                                   ------------      ---------        ----------           ==========
            BALANCE AT DECEMBER 31, 2000                 67,685      (791,316)        11,100,821
    Transfer of restricted shares to key
                                employee                                                 133,442
              Purchase of treasury stock                             (547,179)          (547,179)
                        (534,100 shares)
    Net change in cumulative translation
                              adjustment                (37,553)                         (37,553)             (37,553)
              Retirement of common stock                                               1,295,419            1,295,419
                     Net income for 2001           ------------   ------------         ---------            ---------

            BALANCE AT DECEMBER 31, 2001           $     30,132  $(1,338,495)        $11,944,950            1,257,866
                                                   ============  ===========         ===========            =========

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                      YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------------------
                                                                                 2001               2000                1999
                                                                         -----------------   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $      1,295,419    $      1,040,787   $      1,956,215
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                               84,348              77,856             55,511
        Deferred income taxes                                                       62,998            (113,706)
        Translation adjustment                                                     (37,553)             31,533            (13,552)
        Transfer of restricted shares to key employee                              133,442             299,225            103,786
        Changes in:
           Trade accounts receivable                                            14,616,039         (11,449,721)        (5,516,924)
           Inventories                                                           1,139,270          (9,559,470)        (5,357,035)
           Due from stockholders                                                   285,760            (285,760)
           Other current assets                                                    147,557            (251,237)          (445,000)
           Deferred financing costs                                                                    (98,879)           (58,462)
           Trade accounts payable                                               (5,939,107)         10,834,974            269,300
           Accrued expenses                                                         48,848            (701,675)         1,242,865
                                                                          ----------------    ----------------   ----------------

        Net cash provided by (used in) operating  activities                    11,837,021         (10,176,073)        (7,763,296)
                                                                          ----------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                                       (20,396)            (22,855)           (25,418)
                                                                          ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable - banks                                                              11,700,000         10,400,000
    Repayment of notes payable - banks                                         (11,300,000)
   Capital contribution by stockholders                                                                285,760
   Distributions to stockholders                                                                                      (11,953,957)
   Distribution payable to former stockholders                                                         (46,482)            46,482
   Net cash acquired upon merger                                                                                        9,926,620
   Payment of merger costs                                                                                               (569,258)
   Cost related to financing                                                       (30,177)
   Purchase of treasury stock                                                     (547,179)           (732,215)            (9,101)
                                                                          ----------------    ----------------   ----------------

              Net cash (used in ) provided by financing activities             (11,877,356)         11,207,063          7,840,786
                                                                          -----------------   ----------------   ----------------

NET (DECREASE) INCREASE IN CASH                                                    (60,731)          1,008,135             52,072
Cash at beginning of year                                                        1,207,926             199,791            147,719
                                                                          ----------------    ----------------   ----------------

CASH AT END OF YEAR                                                       $      1,147,195    $      1,207,926   $        199,791
                                                                          ================    ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest                                                            $      2,087,347    $      3,317,096   $      1,868,047
      Income taxes                                                        $      1,033,455    $      1,064,629   $         33,213


See notes to consolidated financial statements                             F-5

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Empire Resources, Inc ("the Company") is the result of a 1999 reverse merger with Integrated Technology USA, Inc. ("Integrated"), a company incorporated in 1990 to design, develop and market products for emerging computer related markets which had discontinued its existing operations in their entirety and sought a merger/acquisition opportunity that would enable it to deploy its cash into a new operating business.

Under terms of an agreement and plan of merger ("the Merger Agreement"), effective September 17,1999, Empire Resources, Inc ("Empire"), a distributor of value added semi-finished aluminum products, was merged with and into Integrated. Upon completion of the merger, the merged company was renamed Empire Resources, Inc. The merged company is continuing the business of Empire.

For accounting and other financial purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire-Pacific and include the results of operations of Integrated and its subsidiaries, which have been minimal, only from September 17, 1999, the merger date.

The Company is engaged principally in the purchase, sale and distribution of nonferrous metals to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. Empire Resources-Pacific LTD.("Empire-Pacific"), an affiliate of Empire operating in Australia, became a wholly-owned subsidiary of the company and acts as its sales agent in Australia. The Company purchases from an array of suppliers located throughout the world.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

[2]    REVENUE RECOGNITION:

       Revenue is recognized when title to the goods passes to the customers.

[3]    INVENTORIES:

       Inventories are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory consists of purchased semi-finished aluminum products.

[4]    FURNITURE AND EQUIPMENT:

       Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on the straight-line method over their estimated useful lives of five years.

[5]    COMMODITY FUTURES AND FOREIGN CURRENCY HEDGING ACTIVITIES:

       For periods beginning January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations for the year ended December 31, 2001 (see Note E).

[6]    FOREIGN CURRENCY TRANSLATION:

       Empire-Pacific's functional currency is the Australian dollar. Cumulative translation adjustments represent translation of Australian dollar amounts into U.S. dollars.

[7]    INCOME TAXES AND PRO FORMA INCOME TAXES:

       Empire had elected S corporation status for federal income tax purposes, and accordingly was not subject to federal tax on its income for the period prior to the merger with Integrated on September 17,1999. Integrated paid taxes on a C corporation basis, and subsequent to the merger, the Company continues to pay taxes on a C corporation basis. As a result, 1999 income taxes represent state and local income tax for the whole year and federal income tax only for the period from September 17, 1999 to December 31, 1999, while for subsequent years income taxes represent federal, state and local taxes for the entire year. Pro-forma income tax expense represents the provision for income taxes as if Empire had been taxed as a C corporation for all of 1999.

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

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]    EARNINGS PER SHARE:

       The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method.

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

[11]   CONCENTRATION OF SUPPLIERS:

       The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. Three suppliers accounted for 74%, 62%, and 56% of total purchases during the years ended December 31, 2001, 2000 and 1999, respectively. One such supplier accounted for 60% of these purchases in 2001. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

[12]   NEW ACCOUNTING STANDARDS:

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The statement also establishes guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS No. 142 will be effective for 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

       immediately to the provisions of SFAS No. 142. The Company does not expect that the adoption of SFAS No. 141 and SFAS No. 142 will have a material effect on its consolidated financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE C - INVENTORIES

Inventories consist of the following semi finished aluminum products:

                                                                            December 31,
                                                                        2001             2000
                                                                        ----             ----
           Stored in warehouses                                   $13,190,058       $    25,761,763
           In transit                                              14,592,350             3,159,915
                                                                  ---------------   ---------------

                                                                  $27,782,408       $    28,921,678
                                                                  ===========       ===============

Substantially all of the Company's inventories have been purchased for specific customer orders.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of notes payable to the banks approximate fair value as of December 31, 2001 and 2000 because the interest rates on such debt approximate the market rate for the Company given the appropriate risk factors.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company uses financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its trading activities. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings.

The gains and losses on futures and forward positions as of January 1, 2001 offset the losses and gains at that date on the underlying firm purchase and sales commitments which they hedged, and accordingly the Company did not record a transition adjustment as of January 1, 2001, upon the adoption of SFAS No.
133. For periods prior to January 1, 2001, gains and losses on aluminum futures contracts and on foreign exchange forward contracts were deferred and recognized in earnings as the aluminum products were sold. Accordingly, the adoption of SFAS No. 133 did not have a material effect on the Company's results of operations for the year ended December 31, 2001.

At December 31, 2001, net unrealized gains on the Company's fair value hedges of foreign currency exposure amounted to approximately $26,800, and net unrealized losses on fair value hedges of aluminum prices amounted to approximately $300,316. These unrealized amounts were offset by like amounts on the underlying commitments which were hedged, and are reflected in the accompanying 2001 Balance Sheet in inventory and accrued expenses.

For the year ended December 31, 2001, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

NOTE F - NOTES PAYABLE - BANKS

On December 21, 2000, the Company entered into a revolving credit agreement with two commercial banks which provided for a line of credit of $50,000,000. In January 2001 a third commercial bank joined the facility and the credit line was increased to $60,000,000. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain working capital and net worth ratios, as defined by the loan agreement. The facility expires on June 30, 2003. As of December 31, 2001 and 2000, respectively, the amounts outstanding under this credit facility were $31.1 million and 40.1 million, (including approximately $4.4 million and $2.1 million of outstanding letters of credit). Interest on borrowings is the higher of (i) the federal funds rate plus 1/2% and
(ii) the prime rate of Chase Bank, plus the applicable margin defined in the loan agreement. At December 31, 2001 and 2000, the interest rate charged approximated 4% and 8.65% respectively.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


NOTE G - STOCK OPTIONS

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

As of December 31, 2001, the Company had granted options to purchase 1,393,944 shares under the 1996 Plan (742,944 of which had been forfeited), including an aggregate of 308,000 options granted to officers and directors of the Company subsequent to the merger.

On the effective date of the merger, September 17, 1999, options issued by Integrated which remained outstanding were substantially vested. These options are considered as part of the reverse acquisition for accounting purposes. Prior to the merger, Empire Resources, Inc. and its affiliate had no stock option plan and had not issued any options.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE G - STOCK OPTIONS  (CONTINUED)

The following is a summary of stock option activity for the years ended December 31, 2001, 2000 and 1999:

                                                                 NUMBER          EXERCISE PRICE         WEIGHTED AVERAGE
                                                                OF SHARES          PER SHARE             EXERCISE PRICE
                                                              -------------    -----------------      -------------------
       Options outstanding at September 17, 1999,
          the effective date of the merger, including
          233,044 options outside the 1996 Plan                  1,021,712        $0.01-$6.00                 $3.34

       Granted subsequent to the merger                            218,000           $1.625                  $1.625

       Options outstanding at  December 31, 1999
          including 233,044 options outside the
          1996 Plan                                              1,239,712        $0.01-$6.00                 $3.04

       Options granted                                              72,000        $1.19-$1.63                 $1.50

       Options forfeited                                            (4,000)       $1.19-$1.63                 $1.41

       Options outstanding at December 31, 2000
          including 233,044 options outside the
          1996 Plan                                              1,307,712        $0.01-$6.00                 $2.96

       Options granted                                              18,000          $0.98                     $0.98

       Options forfeited                                          (574,779)       $1.64-$6.00                 $4.99

       Options outstanding at December 31, 2001
          including 99,933 options outside the
          1996 Plan                                                750,933        $0.01-$2.00                 $1.36

       Options exercisable at December 31, 2001                    750,933                                    $1.36

       Options available for grant under 1996 Plan
          at December 31, 2001                                     478,000

As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25 and its related interpretations. Had the compensation cost for the options issued on or after September 17, 1999 to officers, directors and employees been determined based upon the fair value at the grant date in accordance with the methodology prescribed under SFAS No. 123, the Company's net income in each of the years in the three-year period ended December 31, 2001 would have been as follows:

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE G - STOCK OPTIONS  (CONTINUED)

                                                                              2001              2000             1999
                                                                              ----              ----             ----
       Net income:
          As reported (net of pro forma income taxes, in 1999)           $    1,295,419   $    1,040,787    $    1,308,676
          Pro forma                                                      $    1,290,938   $    1,019,687    $    1,206,993
       Net income per share (basic and diluted):
          As reported (net of pro forma income taxes, in 1999)                  $0.12             $0.09            $0.18

           Pro forma                                                            $0.12             $0.09            $0.16

The weighted average remaining contractual life of options outstanding at December 31, 2001, December 31, 2000 and December 31, 1999 was 5.7, 6.3, and 7.1 years, respectively. The weighted average fair value of the options granted in 2001 was estimated at $0.40 on the date of grant, the weighted average fair value of the options granted in 2000 was estimated at $0.47 on the date of grant, and the weighted average fair value of the options granted in 1999 after the September 17, 1999 merger was estimated at $0.72 on the date of grant, using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

                                                                              2001              2000             1999
                                                                              ----              ----             ----
       Dividend yield                                                          0%                0%               0%
       Volatility                                                             0.40              0.40             0.40
       Risk free interest rate                                                3.87%         5.96%-6.20%          5.76%
       Expected life in years                                                   5                5                 5

NOTE H - COMMON STOCK

[1]    STOCK REPURCHASE PLAN:

       In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the number of shares authorized for repurchase was increased to 1.5 million. As of December 31, 2001, the Company had repurchased a total of 1,130,600 shares under the repurchase program for an aggregate cost of $1,288,495. The Company had also acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.



[2]    WARRANTS:

       In connection with a bridge financing during the year ended December 31, 1996, Integrated issued warrants to purchase an aggregate of 199,174 shares of common stock at an exercise price of $0.60 per share. As of December 31, 2001, 90,838 of such warrants were outstanding.

       In connection with its initial public offering in October 1996 (the "IPO"), Integrated issued warrants to acquire 3,360,082 shares of its common stock at an exercise price of $9.00 per share, subject to adjustment under certain circumstances. These warrants expired on October 1, 2001.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE H - COMMON STOCK (CONTINUED)

[2]    WARRANTS: (CONTINUED)

       In connection with the IPO, Integrated sold to an underwriter of the IPO, for nominal consideration, warrants to purchase up to 300,000 shares of its common stock and/or 300,000 warrants to acquire 300,000 shares of common stock (the "Representative Warrants"). These warrants expired on October 1, 2001.

[3]    CAPITAL CONTRIBUTION BY STOCKHOLDERS

       Results of operations for 2000 include a provision for an adjustment to state income taxes of $285,760 relating to the years 1996 through 1998. This tax assessment pertains to Empire's earnings before the merger and was subject to indemnification by the former stockholders of Empire. Net income for 2000 was reduced by $188,602, net of the related federal income tax benefit, while the balance sheet as of December 31, 2000 includes a receivable from the former stockholders for a contribution of capital in the amount of $285,760 which was paid during 2001. As a result of this event, total stockholders' equity as of December 31, 2000 was increased by $97,158.

(4)    RETIREMENT OF  CONTINGENT SHARES ISSUED TO EMPIRE STOCKHOLDERS

       Upon the merger, Nathan and Sandra Kahn ("the Empire Stockholders") received an aggregate of 9,384,761 shares of common stock of the Company in exchange for the outstanding stock of Empire owned by them prior to the merger. Pursuant to the merger agreement, 3,824,511 of these shares (the "Contingent Shares") were deposited into escrow subject to an earn-out formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. No shares were released from escrow in accordance with this formula and all of the 3,824,511 shares placed in escrow were retired on June 13, 2001.


NOTE I - INCOME TAXES

As discussed in Note B[8], Empire was an S corporation for income tax purposes for periods prior to the merger on September 17, 1999. Income tax expense consists of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        2001            2000         1999
                                                                     ---------         --------   -----------
       Current                                                       $691,642        $   990,829  $   119,553
       Deferred  expense (benefit)                                     62,998           (113,706)      35,000
                                                                     --------        -----------  ------------

                                                                     $754,640        $   877,123  $   154,553
                                                                     ========        ===========  ===========

Temporary differences arise due to the difference between reporting for financial reporting purposes and for tax purposes. A deferred tax asset at December 31, 2001 and at December 31, 2000 of $50,708 and $113,706 respectively was attributable to stock based compensation.

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
                                                                     ==============

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE I - INCOME TAXES (CONTINUED)


The U.S. statutory rate of 34% can be reconciled to the effective tax rate as follows:

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                     ----------------------------------------------------------
                                                         2001          2000           1999      1999 PRO FORMA
                                                     -----------   ------------  ------------  ----------------
       Provision for taxes at statutory rate           $697,020    $     652,089  $     93,843  $     726,000
       State and local taxes, net of federal tax         57,620           71,719        60,710        104,000
       benefit
       State taxes pertaining to prior years, net
       of federal tax benefit                                            188,602
       Permanent differences and other                                   (35,287)                     (27,908)
                                                       --------    -------------  ------------  -------------

                                                       $754,640    $     877,123  $    154,553  $     802,092
                                                       ========    =============  ============  =============

Prior to the merger, Integrated had net operating loss carryforwards. Under
Section 382 of the Internal Revenue Code, due to a lack of continuity of business enterprise by Integrated, there is no net operating loss carryover utilization. Hence, such net operating loss carryforwards have lapsed.

No valuation allowance has been provided for U.S. deferred tax assets of $50,708 and $113,706 at December 31, 2001 and December 31, 2000 respectively, since management is of the opinion that it is more likely than not that such assets will be realized.


NOTE J - EMPLOYEE RETIREMENT BENEFITS

Effective November 1, 1999, the Company implemented a salary reduction employee benefit plan, a qualified plan adopted to conform to Internal Revenue Code
Section 401(k). Employees may contribute up to 15% of their eligible compensation, and the Company will provide a matching contribution of 50% of employee contributions limited to 2% of employee compensation. The plan covers all employees who have attained age 18, and substantially all eligible employees have elected to participate.

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

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $29,942 in 2001, and $24,006 in 2000.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000



Note K- EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                             2001           2000            1999
                                                                        --------------- -------------- ---------------
Numerator:
   Net Income                                                           $ 1,295,419     $ 1,040,787
   Pro forma net income                                                                                $ 1,308,676
Denominator:
   Computation of basic earnings per share:
      Weighted average shares outstanding - basic                        10,956,001      11,346,347      7,327,663
   Basic earnings per share                                                $0.12           $0.09
   Pro forma basic earnings per share                                                                      $0.18

   Computation of diluted earnings per share:
      Weighted average shares outstanding - basic                        10,956,001      11,346,347      7,327,663
   Potentially dilutive shares:
      Shares issuable upon exercise of
        dilutive options                                                    135,046          99,085         28,523
      Weighted average shares outstanding - diluted                      11,091,047      11,445,432      7,356,186
   Diluted earnings per share                                              $0.12           $0.09
   Pro forma diluted earnings per share                                                                    $0.18


NOTE L - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
               The Company operates in one business segment-the purchase, sale and distribution of non-ferrous metals.
               Sales to domestic and foreign customers were as follows:

                                                                        ----------------------------------------------
                                                                             2001           2000            1999
                                                                        --------------- -------------- ---------------
United States (in thousands)                                                 $ 113,915      $ 128,174       $  98,106
Foreign (primarily Canada) (in thousands)                                       29,320         37,154           9,006
                                                                                ------         ------           -----

                                                                             $ 143,235      $ 165,328       $ 107,112
                                                                             =========      =========       =========

NOTE M - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


                                                                             2001
                                              -------------------------------------------------------------------
                                                   MARCH            JUNE           SEPTEMBER        DECEMBER
                                                    31               30               30               31
                                              ---------------- ---------------- ---------------- ----------------
Net sales                                        $ 44,283,027     $ 41,191,499     $ 31,040,712     $ 26,720,147
Gross profit                                        2,766,261        2,516,011        2,228,436        1,862,208
Operating income                                    1,395,667        1,265,659          949,209          471,984
Net income                                            412,167          416,941          351,547          114,764
Income per common share-
  Basic and diluted
    Basic                                                $.04             $.04             $.03             $.01
    Diluted                                              $.04             $.04             $.03             $.01

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


Weighted average shares outstanding
    Basic                                          11,037,280       11,024,505       11,023,951       10,740,721
    Diluted                                        11,136,244       11,159,327       11,159,660       10,875,767

                                                                           2000
                                              ----------------------------------------------------------------
                                                  MARCH            JUNE          SEPTEMBER        DECEMBER
                                                    31              30               30              31
                                              --------------- ---------------- --------------- ---------------
Net sales                                        $31,101,411      $38,610,235     $52,383,189     $43,232,992
Gross profit                                       2,392,604        2,851,905       2,967,724       2,536,502
Operating income                                   1,206,747        1,510,713       1,666,899         656,635
Net income (loss)                                    409,084          462,315         478,351        (308,963)
Income(loss) per common share-
  Basic and diluted
    Basic                                              $0.04            $0.04           $0.04          ($0.03)
    Diluted                                            $0.04            $0.04           $0.04          ($0.03)

Weighted average shares outstanding

Basic                                             11,388,751       11,382,015      11,291,435      11,220,715
Diluted                                           11,489,387       11,481,090      11,390,451      11,319,800

NOTE N - COMMITMENTS AND CONTINGENCIES

[1]   LEASE:

               The Company leases its office facilities under a lease expiring on March 31, 2005, and leases warehouse and distribution facilities under a lease expiring on October 31, 2005. The Company also leases equipment and vehicles under leases which run through November 2005. The minimum noncancelable scheduled rentals under these leases are as follows:

           YEAR ENDING
          DECEMBER 31,
          ------------
            2002                                           $  372,536
            2003                                              376,574
            2004                                              382,600
            2005                                              198,079
                                                           ----------

                                                           $1,329,789
                                                           ==========


       Rent expense for the years ended December 31, 2001, and 2000 and 1999 was $376,498, $254,783, and $185,448, respectively.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000



NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2]    LETTERS OF CREDIT:

       Outstanding letters of credit at December 31, 2001 amounting to $4,393,781 expire from January through March of 2002.

[3]    EMPLOYMENT AGREEMENTS:


       In September 1999, the Company entered into three-year employment agreements with two of its executive officers. Each agreement provides that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 180 days prior to the end of the original term or the then additional term, as the case may be. Each agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement).



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

NOTE O - VALUATION AND QUALIFYING ACCOUNTS FOR YEARS ENDED DECEMBER 31,
         2001, 2000, AND 1999 RESERVES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

    ------------------------------------------------------------------------------------------------------------------------------

    ------------------------------------------------------------------------------------------------------------------------------
                                                            Additions
    ------------------------------------------------------------------------------------------------------------------------------
                            Balance at         Charged to Costs        Charged to        Deductions from       Balance at End of
                           Beginning of              And                 Other              Reserves                Period
                              Period               Expenses             Accounts
    ------------------------------------------------------------------------------------------------------------------------------
    2001                           $202,788                                                        $13,390               $189,398
    ------------------------------------------------------------------------------------------------------------------------------
    2000                           $125,788               $77,000                                                        $202,788
    ------------------------------------------------------------------------------------------------------------------------------
    1999                           $125,788                                                                              $125,788
    ------------------------------------------------------------------------------------------------------------------------------

    ------------------------------------------------------------------------------------------------------------------------------

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


EXHIBIT 21.1  LIST OF SUBSIDIARIES

                        NAME OF SUBSIDIARY                               JURISDICTION
Empire Resources Pacific Ltd.                                       Delaware
I.T.I. Innovative Technology, Ltd.                                  Israel
CompuPrint Ltd.                                                     Israel

EXHIBIT 11.1 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

Pro forma earnings per share - basic, are based upon the Company's weighted average number of common shares outstanding. The shares issued to the former Empire stockholders in the merger, excluding the 3,824,511 contingent shares which were placed in escrow and subsequently retired, were considered outstanding for all periods presented. The shares of the former Integrated shareholders were considered outstanding only from the September 17, 1999 merger date.

                                                                               2001                2000                1999

Net Income                                                                  $1,295,419          $1,040,787
                                                                            ==========          ==========
Pro forma net income                                                                                                $1,308,676
                                                                                                                    ==========
Weighted average shares outstanding - basic                                 10,956,001          11,346,347           7,327,663
Shares issuable upon exercise of dilutive options                              190,771              99,933              28,741
Less: shares assumed repurchased                                              (55,725)               (848)               (218)
                                                                              --------               -----               -----
Weighted average shares outstanding - diluted                               11,091,047          11,445,432           7,356,186
                                                                            ==========          ==========           =========
Earnings per share - basic                                                       $0.12               $0.09
Earnings per share - diluted                                                     $0.12               $0.09
Pro forma earnings per share - basic                                                                                     $0.18
Pro forma earnings per share - diluted                                                                                   $0.18