Form 10-Q
period 2002-03-31
EMPIRE RESOURCES INC /NEW/
filed 2002-05-15
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,569,051 shares of common stock outstanding as of May 1, 2002.

                             EMPIRE RESOURCES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX




PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                                    Page

         Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
         and December 31, 2001.................................................................... 4

         Condensed Consolidated Statements of Income for the Three Months Ended
         March 31, 2002 and 2001 (unaudited)...................................................... 5

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001 (unaudited) ............................................... 6

         Notes to Condensed Consolidated Financial Statements (unaudited)......................... 7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................ 8

Item 3   Quantitative and Qualitative Disclosure of Market Risk.................................. 10

PART II  OTHER INFORMATION....................................................................... 10

Signatures....................................................................................... 11

EMPIRE RESOURCES, INC.


                                  Introduction


                The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

EMPIRE RESOURCES, INC. & SUBSIDIARIES


Condensed Consolidated Balance Sheets
         In thousands, except shares and per share amounts


                                                                                March 31,     December 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ----------------------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash                                                                          $   818         $ 1,147
  Trade accounts receivable (net)                                                30,420          22,789
  Inventories                                                                    21,715          27,782
  Other current assets                                                            1,046             923
                                                                                -------         -------
    Total current assets                                                         53,999          52,641
Furniture and equipment (less accumulated depreciation of $283 and $275)             35              39
Deferred financing costs, net                                                        68              82
                                                                                -------         -------
                                                                                $54,102         $52,762
                                                                                -------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks                                                         $27,500         $26,700
  Trade accounts payable                                                         12,618          13,000
  Accrued expenses                                                                1,289           1,118
                                                                                -------         -------
    Total current liabilities                                                    41,407          40,818
                                                                                -------         -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock $.01 par value, 5,000,000 shares authorized;
    none issued
  Common stock $.01 par value, 20,000,000 shares authorized;
    11,749,651 shares issued                                                        117             117
  Additional paid-in capital                                                     10,698          10,681
  Retained earnings                                                               3,188           2,454
  Accumulated other comprehensive income--
  cumulative translation adjustment                                                  30              30
  Treasury stock (1,180,600 shares)                                              (1,338)         (1,338)
                                                                                -------         -------
    Total stockholders' equity                                                   12,695          11,944
                                                                                -------         -------
                                                                                $54,102         $52,762
                                                                                =======         =======

See notes to financial statements

EMPIRE RESOURCES, INC. & SUBSIDIARIES


Condensed Consolidated Statements of Income (Unaudited)
         In thousands, except per share data

                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      2002           2001
                                                    ----------------------
Net sales                                           $40,417        $44,283
Cost of goods sold                                   37,579         41,517
                                                    -------        -------
Gross profit                                          2,838          2,766
Selling, general and administrative expenses          1,378          1,371
                                                    -------        -------
Operating income                                      1,460          1,395
Interest expense                                        267            731
                                                    -------        -------
Income before income taxes                            1,193            664
Income taxes                                            459            252
                                                    -------        -------
Net income                                          $   734        $   412
                                                    -------        -------
Weighted average shares outstanding:
  Basic                                              10,569         11,037
                                                    =======        =======
  Diluted                                            10,699         11,136
                                                    =======        =======
Earnings per share:
  Basic                                               $0.07          $0.04
                                                      =====          =====
  Diluted                                             $0.07          $0.04
                                                      =====          =====


See notes to financial statements

EMPIRE RESOURCES, INC. & SUBSIDIARIES


Condensed Consolidated Statements of Cash Flows (Unaudited)
         In thousands

                                                                      Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                     2002            2001
                                                                   ------------------------
Cash flows from operating activities:
  Net income                                                       $   734          $  412
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                     21              18
      Deferred income taxes                                                            (15)
      Translation adjustment                                             1              21
      Transfer of restricted shares to key employee                     16              40
      Changes in:
        Trade accounts receivable                                   (7,631)           (733)
        Inventories                                                  6,067             183
        Due from stockholders                                                          285
        Other current assets                                          (123)           (713)
        Trade accounts payable                                        (382)            827
        Accrued expenses                                               171             (41)
                                                                   -------          ------
      Net cash (used in) provided by operating activities           (1,126)            284
                                                                   -------          ------
Cash flows used in investing activities:
  Additions to fixed assets                                             (3)             (1)
                                                                   -------          ------
Cash flows from financing activities:
  Net proceeds from (repayments of) notes payable--banks               800            (350)
  Purchase of treasury stock                                                           (79)
                                                                   -------          ------
      Net cash provided by (used in) financing activities              800            (429)

Net decrease in cash                                                  (329)           (146)
Cash at beginning of period                                          1,147           1,208
                                                                   -------          ------
Cash at end of period                                              $   818          $1,062
                                                                   =======          ======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $   273          $  832
    Income taxes                                                   $     3          $  492

See notes to financial statements

EMPIRE RESOURCES, INC. & SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of non-ferrous metals to a diverse customer base located throughout the United States and in Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from suppliers located throughout the world.

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent of the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

2. Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Actual results could differ from these estimates.

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

5. Earnings Per Share

                                                            Three months ended
                                                                 March 31,
                                                      ----------------------------
                                                          2002              2001
                                                          ----              ----
Weighted average shares outstanding-basic             10,569,051        11,037,280

Dilutive effect of stock options and warrants            129,578            98,964
                                                         -------            ------

Weighted average shares outstanding-diluted           10,698,629        11,136,244
                                                      ==========        ==========

EMPIRE RESOURCES, INC. & SUBSIDIARIES


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

6. Derivative Financial Instruments and Risk Management

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, if any, is immediately recognized in earnings.

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

For the periods ended March 31, 2002, and 2001, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.



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

EMPIRE RESOURCES, INC. & SUBSIDIARIES


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

         Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the government to renew the generalized system of preference, which provides preferential tariff treatment for certain of the Company's imports; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2001. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

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

Results of Operations

         Net sales decreased $3.9 million or 8.8% from $44.3 million in the first quarter of 2001 to $40.4 million in the first quarter of 2002. The decrease in sales resulted primarily from the lower selling prices of aluminum products.

         Gross profit increased $0.07 million or 2.6% from the first quarter of 2001 to the first quarter of 2002. Gross profit as a percentage of sales increased from 6.3% to 7.0% as a result of favorable purchasing terms on some special orders.

         Selling, general and administrative expenses were generally flat year on year.

EMPIRE RESOURCES, INC. & SUBSIDIARIES


         Interest expense decreased $.46 million, or 63.0%, from $0.73 million during the first quarter of 2001 to $0.27 million during the first quarter of 2002. The decrease in interest expense is related to lower levels of outstanding bank indebtedness and lower interest rates. The decrease in interest expense represents the main reason for the increase in net income for the quarter.

         The Company reported net income of $.734 million for the first quarter of 2002 compared to net income of $.412 million for the first quarter of 2001 or an increase of $.322 million from the same period in 2001.

Liquidity and Capital Resources

         The Company's cash balance decreased $0.3 million, to $.8 million, in the three month period ended March 31, 2002. Net cash of $1.1 million was used in operating activities, offset by $0.8 million of net cash provided by bank debt. The Company's cash balance fluctuates in relation to its receivables and inventory.

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

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to certain of its suppliers. In addition, under the terms of some of its supply contracts, the Company may be required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         There have been no material changes to the Company's market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II  OTHER INFORMATION

         As reported in the Company's press release dated April 12, 2002, the Company has scheduled its Annual Meeting of Shareholders for June 18, 2002. The Company expects to distribute proxy materials related to this meeting over the next few weeks. The deadline for submitting shareholder proposals as announced in that press release has now passed, and no shareholder proposals were received prior to its expiration.

EMPIRE RESOURCES, INC. & SUBSIDIARIES


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

Dated: May 15, 2002