Form 10-Q
period 2002-06-30
EMPIRE RESOURCES INC /NEW/
filed 2002-08-14
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to ______________

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,442,251 shares of common stock outstanding as of August 14, 2002.

                             EMPIRE RESOURCES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED June 30, 2002

                                      INDEX

PART I     FINANCIAL INFORMATION

                                                                                  Page
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
           and December 31, 2001................................................   4

           Condensed Consolidated Statements of Income for the Three Months and
           Six Months Ended June 30, 2002 and 2001 (unaudited)..................   5

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2002 and 2001 (unaudited)......................   6

           Notes to Condensed Consolidated Financial Statements (unaudited).....   7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................   8

Item 3     Quantitative and Qualitative Disclosure of Market Risk...............  10

PART II    OTHER INFORMATION....................................................  11

Signatures......................................................................  13

EMPIRE RESOURCES, INC.

                                  Introduction


                The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

EMPIRE RESOURCES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
    In thousands, except shares and per share amounts

                                                                            June 30,  December 31,
                                                                              2002        2001
                                                                           ----------------------
                                                                           (Unaudited)
ASSETS
Current assets:
     Cash                                                                  $  1,853    $  1,147
     Trade accounts receivable (net)                                         26,739      22,789
     Inventories                                                             18,386      27,782
     Other current assets                                                     5,554         923
                                                                           --------    --------

          Total current assets                                               52,532      52,641

Furniture and equipment (less accumulated depreciation of $327 and $313)         28          39
Deferred financing costs, net                                                    55          82
                                                                           --------    --------
                                                                           $ 52,615    $ 52,762
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                 $ 26,500    $ 26,700
     Trade accounts payable                                                  10,560      13,000
     Accrued expenses                                                         2,265       1,118
                                                                           --------    --------

          Total current liabilities                                          39,325      40,818
                                                                           --------    --------


Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued
     Common stock $.01 par value, 20,000,000 shares authorized;
          11,749,651 shares issued                                              117         117
     Additional paid-in capital                                              10,711      10,681
     Retained earnings                                                        3,826       2,454
     Accumulated other comprehensive income--
     cumulative translation adjustment                                           31          30
     Treasury stock (1,235,400 shares and 1,180,600 shares)                  (1,395)     (1,338)
                                                                           --------    --------

          Total stockholders' equity                                         13,290      11,944
                                                                           --------    --------

                                                                           $ 52,615    $ 52,762
                                                                           ========    ========

See notes to financial statements

EMPIRE RESOURCES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
    In thousands, except per share data

                                                     Three Months Ended June 30,               Six Months Ended June 30,
                                                    ----------------------------             ----------------------------
                                                      2002                2001                 2002               2001
                                                    ----------------------------             ----------------------------
Net sales                                           $37,838             $41,191              $78,255             $85,474
Cost of goods sold                                   35,160              38,675               72,739              80,192
                                                    -------             -------              -------             -------

Gross profit                                          2,678               2,516                5,516               5,282
Selling, general and administrative expenses          1,389               1,250                2,767               2,621
                                                    -------             -------              -------             -------

Operating income                                      1,289               1,266                2,749               2,661
Interest expense                                        260                 594                  527               1,325
                                                    -------             -------              -------             -------

Income before income taxes                            1,029                 672                2,222               1,336
Income taxes                                            392                 255                  851                 507
                                                    -------             -------              -------             -------

Net income                                          $   637             $   417              $ 1,371             $   829
                                                    -------             -------              -------             -------

Weighted average shares outstanding:
     Basic                                           10,564              11,025               10,564              11,031
                                                     ======              ======               ======              ======

     Diluted                                         10,699              11,159               10,697              11,167
                                                     ======              ======               ======              ======

Earnings per share:
     Basic                                           $ 0.06              $ 0.04               $ 0.13              $ 0.08
                                                     ======              ======               ======              ======

     Diluted                                         $ 0.06              $ 0.04               $ 0.13              $ 0.07
                                                     ======              ======               ======              ======


See notes to financial statements

EMPIRE RESOURCES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
    In thousands


                                                                            Six Months Ended
                                                                                 June 30,
                                                                        ------------------------
                                                                          2002             2001
                                                                        ------------------------
Cash flows from operating activities:
     Net income                                                         $ 1,371          $   829
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                 42               37
               Deferred income taxes                                                         (31)
               Translation adjustment                                         1               (1)
               Transfer of restricted shares to key employee                 30               81
               Changes in:
                    Trade accounts receivable                            (3,950)           2,435
                    Inventories                                           9,397            8,786
                    Due from stockholders                                                    286
                    Other current assets                                 (4,631)             442
                    Trade accounts payable                               (2,440)          (5,866)
                    Accrued expenses                                      1,147             (422)
                                                                        -------          -------

               Net cash provided by operating activities                    967            6,576
                                                                        -------          -------

Cash flows used in investing activities:
     Additions to fixed assets                                               (4)              (2)
                                                                        -------          -------

Cash flows from financing activities:
     Repayments of notes payable -- banks                                  (200)          (6,400)
     Purchase of treasury stock                                             (57)             (84)
                                                                        -------          -------

               Net cash used in financing activities                       (257)          (6,484)
                                                                        -------          -------

Net increase in cash                                                        706               90
Cash at beginning of period                                               1,147            1,208
                                                                        -------          -------

Cash at end of period                                                   $ 1,853          $ 1,298
                                                                        =======          =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                      $   449          $ 1,279
          Income taxes                                                  $   673          $   611



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

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent for the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory consists primarily of semi-finished aluminum products.

4. Notes Payable--Banks

The Company operates under a $60 million revolving line of credit, including a commitment to issue letters of credit with three commercial banks. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain certain working capital and net worth ratios, as defined by the loan agreement.

EMPIRE RESOURCES, INC. & SUBSIDIARIES

5. Earnings Per Share

----------------------------------------------------------------------------------------------------------------------
                                                           Three months ended                 Six months ended
                                                                 June 30,                           June 30,
                                                       ---------------------------------------------------------------
                                                          2002             2001              2002             2001
----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding-basic              10,563,763       11,024,505        10,563,763       11,030,857
Dilutive effect of stock options and warrants             135,545          134,822           133,375          136,035
                                                       ----------       ----------        ----------       ----------
Weighted average shares outstanding-diluted            10,699,308       11,159,327        10,697,138       11,166,892
                                                       ==========       ==========        ==========       ==========

Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

6. Subsequent Events - Common Stock Purchases

         Subsequent to June 30, 2002, the Company repurchased 1,072,000 shares of its common stock for an aggregate cost of $1,371,176, pursuant to an expansion of its stock repurchase program announced on July 16, 2002.

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

EMPIRE RESOURCES, INC. & SUBSIDIARIES

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

Results of Operations

         Net sales decreased $3.353 million, or 8.1%, from $41.191 million in the second quarter of 2001 to $37.838 million in the second quarter of 2002 and decreased $7.219 million, or 8.4%, for the six month period. The decrease in sales is due primarily to lower selling prices of aluminum products.

         Gross profit increased $0.162 million, or 6.4%, from the second quarter of 2001 to the second quarter of 2002 and increased $0.234 million, or 4.4%, in the six month period. For the six month period, gross profit as a percentage of sales increased from 6.2% to 7.0% as a result of favorable purchasing terms on some special orders.

         Selling, general and administrative expenses increased by $.139 million for the three month period and $0.146 million for the six month period. These increases were attributable to increases in payroll, general office expenses and professional fees.

         Interest expense decreased $.334 million, or 56.2%, from $0.594 million during the second quarter of 2001 to $0.260 million during the second quarter of 2002. The six month period interest expense decreased $.798 million, or 60.2%. Interest expense decreased as a result of reductions in the floating interest rate on our credit facility. The decrease in interest expense represents the primary reason for the increase in net income for the three and six month periods.

         The Company reported net income of $.637 million for the second quarter of 2002 compared to net income of $.417 million for the second quarter of 2001, or an increase of $.220 million from the same period in 2001. For the six month period, the Company reported net income of $1.371 million compared to $0.829 million for the prior year.

EMPIRE RESOURCES, INC. & SUBSIDIARIES

Liquidity and Capital Resources

         The Company's cash balance increased $0.706 million, from $1.147 million to $1.853 million, in the six month period ended June 30, 2002. Net cash of $.967 million was provided by operating activities, offset by $0.257 million of net cash used for repayment of bank debt and purchases of treasury stock. The Company's cash balance fluctuates primarily as a result of its levels of receivables and inventory.

         The Company operates under a $60 million revolving line of credit, including a commitment to issue letters of credit with three commercial banks. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain certain working capital and net worth ratios, as defined by the loan agreement. As of June 30, 2002, the outstanding loan balance on the revolving line of credit was $26.5 million and letters of credit totaled $4.124 million. These facilities expire on June 30, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company uses financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings.

         There have been no material changes to the Company's market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Company is a party or to which any of its properties is subject; however the Company is party from time to time to routine litigation incidental to its business.

Item 2. Changes in Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of stockholders on June 18, 2002.

(b) All of the current directors, being William Spier, Nathan Kahn, Sandra Kahn, Harvey Wrubel, Jack Bendheim, Barry L. Eisenberg, Peter J. Howard, Nathan Mazurek and Morris J. Smith, were re-elected as directors at the annual meeting.

(c) At the annual meeting, two matters were voted upon by shareholders. The results were as follows:

Proposal 1 -- Election of Directors

WILLIAM SPIER
NATHAN KAHN
SANDRA KAHN
HARVEY WRUBEL
JACK BENDHEIM
BARRY L. EISENBERG
PETER J. HOWARD
NATHAN MAZUREK
MORRIS J. SMITH

For all of the above:     9,083,478
Against all of the above:    83,724

Proposal 2 - Ratification of Eisner, LLP as independent accountants:

For:              9,159,402
Abstentions:          7,800

Item 5.  Other Information.

         On July 16, 2002, the Company issued a press release to announce the expansion of its stock repurchase program. In connection with this expansion, the Company amended its credit facility with JP Morgan Chase Bank, as administrative agent, to permit the expansion of its stock repurchase program (filed as Exhibit 10.19 hereto). As of the date of this filing, the Company has repurchased a total of 2,307,400 shares.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.                    Description

2.1 Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, date as of February 22, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated March 9, 1999).

3.1 Certificate of Merger of Empire Resources, Inc. into Integrated Technology USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-KSB dated December 31, 1999).

3.2 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 333-9697)).

3.3 Amendment No. 1 to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K dated December 31, 2001).

3.4 Amended and Restated By-Laws of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 333-9697)).

3.5 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996).

3.6 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated May 11, 1997).

10.19 Amendment No.1 to Credit Agreement dated July 16, 2002*

-----------------
* Filed herewith

(b) Reports on Form 8-K

None.

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

Dated: August 14, 2002