Form 10-Q
period 2002-09-30
EMPIRE RESOURCES INC /NEW/
filed 2002-11-13
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,442,251 shares of common stock outstanding as of November 1, 2002.

                             EMPIRE RESOURCES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                                        Page

         Condensed Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001.............................................................4

         Condensed Consolidated Statements of Income for the Three Months and Nine
         Months Ended September 30, 2002 and 2001 (unaudited)..........................................5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2002 and 2001 (unaudited) ......................................................6

         Notes to Condensed Consolidated Financial Statements (unaudited)..............................7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................................8

Item 3   Quantitative and Qualitative Disclosure of Market Risk.......................................11

Item 4   Controls and Procedures......................................................................11

PART II  OTHER INFORMATION............................................................................12

         Signatures...................................................................................13

         Certifications ..............................................................................14


EMPIRE RESOURCES, INC.


                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts



                                                                           September 30,  December 31,
                                                                               2002         2001
                                                                       -------------------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash                                                                     $   969     $ 1,147
     Trade accounts receivable (net)                                           29,061      22,789
     Inventories                                                               23,185      27,782
     Other current assets                                                         689         923
                                                                              -------     -------

          Total current assets                                                 53,904      52,641

Furniture and equipment (less accumulated depreciation of $334 and $313)           34          39
Deferred financing costs, net                                                      40          82
                                                                              -------     -------

                                                                              $53,978     $52,762
                                                                              =======     =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                    $29,000     $26,700
     Trade accounts payable                                                    11,224      13,000
     Accrued expenses                                                           1,164       1,118
                                                                              -------     -------

          Total current liabilities                                            41,388      40,818
                                                                              -------     -------

Commitments and contingencies (Note 6)

Stockholders' equity:
     Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued
     Common stock $.01 par value, 20,000,000 shares authorized;                   117         117
          11,749,651 shares issued
     Additional paid-in capital                                                10,725      10,681
     Retained earnings                                                          4,484       2,454
     Accumulated other comprehensive income--                                      31          30
     cumulative translation adjustment
     Treasury stock (2,307,400 shares and 1,180,600 shares)                    (2,767)     (1,338)
                                                                              -------     -------

          Total stockholders' equity                                           12,590      11,944
                                                                              -------     -------

                                                                              $53,978     $52,762
                                                                              =======     =======




See notes to financial statements                                              4

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share data



                                                   Three Months Ended        Nine Months Ended
                                                       September 30,           September 30,
                                                  --------------------     ---------------------
                                                    2002        2001         2002         2001
                                                  --------------------     ---------------------

Net sales                                         $40,567      $31,041     $118,821     $116,515
Cost of goods sold                                 37,763       28,812      110,501      109,004
                                                  -------      -------     --------     --------

Gross profit                                        2,804        2,229        8,320        7,511
Selling, general and administrative expenses        1,461        1,279        4,228        3,900
                                                  -------      -------     --------     --------

Operating income                                    1,343          950        4,092        3,611
Interest expense                                      274          419          801        1,744
                                                  -------      -------     --------     --------

Income before income taxes                          1,069          531        3,291        1,867
Income taxes                                          411          179        1,261          686
                                                  -------      -------     --------     --------

Net income                                        $   658      $   352     $  2,030     $  1,181
                                                  =======      =======     ========     ========

Weighted average shares outstanding:
     Basic                                          9,676       11,024       10,261       11,029
                                                  =======      =======     ========     ========

     Diluted                                        9,819       11,160       10,399       11,164
                                                  =======      =======     ========     ========

Earnings per share:
     Basic                                          $0.07        $0.03        $0.20        $0.11
                                                  =======      =======     ========     ========

     Diluted                                        $0.07        $0.03        $0.20        $0.11
                                                  =======      =======     ========     ========


EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands


                                                                             Nine Months Ended
                                                                               September 30,
                                                                         ---------------------------
                                                                          2002               2001
                                                                         --------------------------
Cash flows from operating activities:
     Net income                                                          $ 2,030           $  1,181
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
               Depreciation and amortization                                  63                 59
               Deferred income taxes                                           0                100
               Translation adjustment                                          1                (11)
               Transfer of restricted shares to key employee                  43                117
               Changes in:
                    Trade accounts receivable                             (6,271)            11,754
                    Inventories                                            4,597             11,340
                    Due from stockholders                                      0                286
                    Other current assets                                     237                (26)
                    Trade accounts payable                                (1,776)            (8,564)
                    Accrued expenses                                          45               (186)
                                                                         -------           --------

           Net cash (used in) provided by operating activities            (1,031)            16,050
                                                                         -------           --------

Cash flows used in investing activities:
     Additions to fixed assets                                               (16)                (2)
                                                                         -------           --------

Cash flows from financing activities:
    Proceeds from (repayments of) notes payable - banks                    2,300            (14,900)
     Purchase of treasury stock                                           (1,428)               (84)
     Costs relating to financing                                              (3)               (10)
                                                                         -------           --------

           Net cash provided by (used in) financing activities               869            (14,994)
                                                                         -------           --------

Net (decrease) increase in cash                                             (178)             1,054
Cash at beginning of period                                                1,147              1,208
                                                                         -------           --------

Cash at end of period                                                    $   969           $  2,262
                                                                         =======           ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                       $   746           $  1,785
          Income taxes                                                   $   933           $    788




See notes to financial statements                                              6

EMPIRE RESOURCES, INC.


Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from suppliers located throughout the world.

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent of the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

2. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. The principal assumptions made involve the allowance for doubtful accounts and claims relating to defective materials. Actual results could differ from these estimates.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventory consists primarily of semi-finished aluminum products.

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

5. Earnings Per Share



                                                                 Three months ended                   Nine months ended
                                                                    September 30,                       September 30,
                                                       ------------------------------------ -----------------------------------
                                                                2002              2001              2002              2001
                                                                ----              ----              ----              ----

Weighted average shares outstanding-basic                     9,676,396        11,023,951        10,261,159        11,028,530

Dilutive effect of stock options and warrants                   142,550           135,709           137,557           135,873

Weighted average shares outstanding-diluted                   9,818,946        11,159,660        10,398,716        11,164,403


EMPIRE RESOURCES, INC.


Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

6. Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at September 30, 2002 amounted to approximately $4.2 million. In addition, under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

         One of the Company's suppliers filed suit against the Company alleging non-payment of various invoices. The total damages claimed by the supplier are approximately $500,000. The Company intends to vigorously defend itself against this claim, and the Company will counter sue for an amount in excess of the claim, alleging shipment of defective merchandise. The ultimate cost, if any, to the Company of resolving this claim will be charged to operations. In the event the Company does not prevail, the resolution may have a material effect on the Company's results of operation.

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

EMPIRE RESOURCES, INC.

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

Results of Operations (in thousands)

         Net sales increased $9,526 or 30.7%, from $31,041 in the third quarter of 2001 to $40,567 in the third quarter of 2002, and increased $2,306, or 2.0%, in the nine month period. The third quarter of 2001 represented a recent low point in the Company's sales due to a downturn in the economy and the implementation of a program to rationalize the Company's customer base. The more streamlined customer base combined with a steady supply of products allowed the Company to achieve a more consistent sales pattern during the current nine month period.

         Gross profit increased $575, or 25.8%, from $2,229 in the third quarter of 2001 to $2,804 in the third quarter of 2002, and increased $809, or 10.8% in the nine month period. Gross profit as a percentage of sales decreased slightly from 7.2% to 6.9% in the quarterly period. Overall gross profit as a percentage of sales for the nine months increased from 6.4% to 7.0%. The Company has expanded its value added sales program, which has contributed to the overall increase in gross margin.

         Selling, general and administrative expenses amounted to $1,461 in the third quarter of 2002 and $1,279 in 2001. For the nine month period SG&A increased $328 from $3,900 to $4,228. The increase is due to increases in payroll, employee health benefits, credit and other insurance costs, and professional fees.

EMPIRE RESOURCES, INC.


         Interest expense decreased $145, or 34.6%, from $419 in the third quarter of 2001 to $274 in the third quarter of 2002, and decreased $943, or 54.1% in the nine month period. The decrease in interest expense is due to decreases in the variable rate of interest on the Company's revolving line of credit.

         The effective income tax rate increased from 33.7% in the third quarter of 2001 to 38.5% in the third quarter of 2002 and from 36.7% to 38.3% in the nine month period as a result of changes in state income tax allocation factors.

         The Company reported net income of $658 for the third quarter of 2002 compared to net income of $352 for the third quarter of 2001, and net income of $2,030 in the nine month period ended September 30, 2002 compared to net income of $1,181 in the corresponding 2001 period.

Liquidity and Capital Resources (in thousands)

         The Company's cash balance decreased $178 to $969, in the nine month period ended September 30, 2002. Net cash of $1,031 was used in operating activities, and $1,428 was used in the purchase of treasury stock under the Company's stock buy-back program. This was offset by $2,300 of cash provided by bank debt.

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

Application of Critical Accounting Policies

         The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2001 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2002.

         Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

         As discussed in Legal Proceedings in Part II, a supplier has asserted a claim against the Company for approximately $500,000. Management's determination that a new provision

EMPIRE RESOURCES, INC.


for loss is not required for this claim is based upon current facts and circumstances, and is subject to change.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at September 30, 2002 amounted to approximately $4.2 million. In addition, under the terms of some of its supply contracts, the Company is required to take minimum tonnages as specified in those contracts. As a result, the Company could, under certain circumstances, be forced to sell the required tonnage at a loss.

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


Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

      None.

EMPIRE RESOURCES, INC.



PART II OTHER INFORMATION

Item 1. Legal Proceedings.

One of the Company's suppliers has asserted a claim against the Company alleging non-payment of various invoices. Kangartec Aluminium Products Sdn Bhd filed suit on August 20, 2002 in the Superior Court of New Jersey, Union County: Law Division alleging total damages of approximately $500,000. The Company intends to vigorously defend itself against this claim, and to counter sue for an amount in excess of the claim, alleging shipment of defective merchandise. The ultimate cost, if any, to the Company of resolving this claim will be charged to operations. In the event the Company does not prevail, the resolution may have a material effect on the Company's results of operation.


Item 2. Changes in Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following are included as exhibits to this report:

Exhibit No.                                          Description

10.1 Amendment to Nathan Kahn's employment contract dated July 19, 2002

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on August 14, 2002 containing CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMPIRE RESOURCES, INC.


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

EMPIRE RESOURCES, INC.

By:   /s/ Sandra Kahn
     ------------------------
        Sandra Kahn
        Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)

Dated: November 13, 2002

EMPIRE RESOURCES, INC.


         CERTIFICATION PURSUANT TO SECTION 302(a)
         OF THE SARBANES-OXLEY ACT OF 2002

I, Nathan Kahn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire
   Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                            By:   /s/ Nathan Kahn
                                             -----------------------------
                                                     Nathan Kahn
                                                     Chief Executive Officer

EMPIRE RESOURCES, INC.

         CERTIFICATION PURSUANT TO SECTION 302(a)
         OF THE SARBANES-OXLEY ACT OF 2002

I, Sandra Kahn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                            By:   /s/ Sandra Kahn
                                             -----------------------------
                                                     Sandra Kahn
                                                     Chief Financial Officer