Form 10-K
period 2002-12-31
EMPIRE RESOURCES INC /NEW/
filed 2003-03-31
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to ----

                        Commission file number 001-12127

                             EMPIRE RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                           22-3136782
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

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

     Check if disclosure of delinquent filers in response to Item 405 of regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2) Yes [ ] No [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $4.1 million. Such market value was calculated based upon the closing price of the stock on the American Stock Exchange as of such date and excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant's outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

     The number of shares of common stock outstanding as of March 14, 2003, was 9,432,251.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                             EMPIRE RESOURCES, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      INDEX

10-K Part and Item No.                                                      Page
----------------------                                                      ----

                                     Part I

    Item 1     Business.                                                      1

    Item 2     Properties.                                                    5

    Item 3     Legal Proceedings.                                             5

    Item 4     Submission of Matters to a Vote of Security Holders.           5


                                     Part II

    Item 5     Market for Common Equity and Related
                        Stockholder Matters.                                  6

    Item 6     Selected Financial Data                                        8

    Item 7     Management's Discussion and Analysis of Financial
                        Condition and Results of Operation                    9

    Item 7A    Quantitative and Qualitative Disclosures
                        About Market Risk                                    14

    Item 8     Financial Statements and Supplementary Data                   15

    Item 9     Changes In and Disagreements With Accountants
                        On Accounting and Financial Disclosure               15

                                    Part III

    Item 10    Directors and Executive Officers                              15

    Item 11    Executive Compensation.                                       17

    Item 12    Security Ownership of Certain Beneficial Owners
                        And Management                                       21

    Item 13    Certain Relationships and Related Transactions                22

    Item 14    Controls and Procedures                                       22

    Item 15    Exhibits and Reports on Form 8K                               23

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more of the Company's principal supplier or key executives; increased credit risk from customers; failure of the government to renew the generalized system of preference, which provides preferential tariff treatment for certain of the Company's imports; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements.

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

Background

         Empire Resources, Inc. (the "Company") was incorporated in the State of Delaware in 1990 under the name Integrated Technology USA, Inc. ("Integrated"). Until September 17, 1999, the Company was in the business of designing, developing and marketing products for emerging computer related markets.

         On September 17, 1999, the Company merged with Empire Resources, Inc. ("Empire"), a distributor of value added, semi-finished aluminum products. Since the merger, the Company has continued the aluminum business of Empire under the name of Empire Resources, Inc. References to the Company include its' subsidiaries, consolidated for purposes of the Company's financial statements.

         In conjunction with the merger, Empire Resources Pacific Ltd. ("Empire-Pacific"), then an affiliate of Empire operating in Australia, became a wholly owned subsidiary of the Company.

         For accounting and other financial reporting purposes, the merger has been treated as a "reverse acquisition." Under this treatment, the surviving corporation has been treated as a continuation of Empire, and the merger has been treated as an issuance of shares by Empire to the stockholders of Integrated in exchange for Integrated's cash. Accordingly, the accompanying financial statements are the historical financial statements of Empire and Empire Resources Pacific Ltd.

         The Company is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and in Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. Empire-Pacific acts as the Company's sales agent in Australia and New Zealand. The Company purchases from suppliers located throughout the world; however, one supplier furnished approximately 58% of the Company's products in 2002. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

Strategy

         The Company's strategy for growth involves the following key elements:

         Provide Customers with a High Level of Service and Cost Effective, Quality Products. The Company places great emphasis on providing customers with a high level of service. In particular, the Company works closely with its customers to learn the specific requirements of each customer. This enables the Company to provide each customer with cost-effective, quality materials matching the customer's particular needs. The Company also provides various ancillary services to its customers, including (1) arranging for products to be stored in warehouse facilities for release to the customer on a just-in-time delivery basis, (2) providing customers with timely information concerning market trends and product development, and (3) upon request by customers, arranging for subsequent metal processing or finishing services.

         Expand Volumes and Product Breadth with Existing Suppliers. The Company strives to lever its existing long-standing relationships with suppliers through increased volume with existing product lines and by adding new product lines that are within the suppliers' range of production and that are saleable in the Company's marketing area. The Company believes that by pursuing this strategy it will increase its volume to its existing suppliers while at the same time establishing new markets resulting in increased volume and market presence.

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

         Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. The Company's warehouse and distribution facility in Baltimore serves the dual purpose of: (a) providing depot/warehousing capacity for just-in-time delivery and (b) providing handling capability and inventory control at the Baltimore port of entry, the Company's most active import location. This arrangement reduces freight and handling expenses while concurrently increasing efficiency, and enables the Company to monitor deliveries and serve customers more effectively. The Company is currently reviewing the possibility of adding additional facilities in other locations.

The Industry

         Semi-finished aluminum products are produced by processing primary aluminum and or aluminum scrap. A product is considered "semi-finished" if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products, and aluminum powder and paste.

         Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. The Company believes that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to The Aluminum Association Inc., demand for mill aluminum products in the United States in 2002 increased approximately 5% from shipments in 2001.

Products

         During the last three fiscal years Empire Resources has derived substantially all of its revenues from the sale of semi-finished aluminum products. Demand for the Company's product is not seasonal.

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

     o arranging for materials that have been ordered by a customer (and are subject to a firm purchase commitment) be stored at an appropriate warehouse for release to the customers on a just-in-time delivery basis, and

     o providing customers with information concerning market trends and product development.

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

Backlog

         At December 31, 2002, the amount of backlog of firm orders was approximately $52 million, (as compared to $50 million at December 31, 2001) representing orders received from customers and placed into production with the Company's suppliers. The Company expects to fill and invoice substantially all of the orders in the December 31, 2002 backlog by June 30, 2003.

Suppliers

         The Company enjoys exclusive representation arrangements with several foreign mills; however one supplier furnished approximately 58% of the Company's product in 2002. The Company provides important services to its suppliers by:

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

         During 2002 the Company continued to work with existing suppliers and continued to seek new long-term sources to underpin its position in the market.

Customers

         The Company serves over 180 customers in diverse industries, including transportation, automobile, housing, appliances and packaging. In 2002, the top ten customers of the Company represented approximately 35% of its sales, with one customer accounting for 11% of total sales. These customers included seven full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

         The Company's customers are located throughout the United States and Canada and, to a lesser extent, Australia and New Zealand. The Company's U.S. customer base is not regional.

         The following table summarizes the Company's revenues for the past three years by geographic region.

                                            Net Sales (In thousands)
                                      2002             2001             2000
                                      ----             ----             ----
United States                       127,327          113,915          128,174
Canada & Pacific Rim                 31,411           29,320           37,154

Total                               158,738          143,235          165,328

         The Company insures its accounts receivable against credit risk by purchasing credit insurance. This insurance is generally subject to a 10% co-insurance provision with respect to each claim and there are limits on the amount of credit that the Company's insurance carrier will underwrite with respect to each customer.

Transportation

         The Company arranges for the transportation to customers of the products that they purchase. When the Company purchases products from an overseas supplier, it accepts delivery either at the port in the supplier's home country or at the port of destination. If the Company takes delivery at a foreign port, it will generally arrange for transportation to the port of destination on regularly scheduled port-to-port sea-going transportation. Upon delivery of the products at the destination port, the Company uses rail and trucking services to deliver the products to its customers.

Competition

         The Company's principal competitors are North American aluminum producers, including Alcoa Inc. and Alcan Aluminum Limited, which dominate the aluminum industry in North America. These companies are significantly larger and have significantly greater financial resources than the Company. The Company also competes with other importers and agents that act for foreign aluminum producers. The Company's principal means of competition is customer service, including the provision of value-added services to its customer. The Company believes that agents of foreign mills are generally less capable of serving the needs of North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that the Company offers its customers.

Employees

         As of December 31, 2002, the Company had 21 employees, all of whom were full-time employees. The Company also has independent sales representatives located in the United States. None of these employees are represented under a collective bargaining agreement.

         Empire-Pacific, a wholly-owned subsidiary of the Company, has six employees in Australia.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's corporate headquarters are located in Fort Lee, New Jersey, where the Company leases office space pursuant to a lease expiring in March 2005. The lease provides for a minimum annual rental payment of $225,000.

         The Company leases a warehouse and distribution facility in Baltimore, Maryland pursuant to a lease expiring in October 2005. The lease provides for minimum annual rental payments of $205,000 over the term of the lease. Management believes that the Company's facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         One of the Company's suppliers asserted a claim against the Company alleging non-payment of various invoices. Kangartec Aluminum Products Sdn Bhd filed suit on August 20, 2002 in the Superior Court of New Jersey, Union County:
Law Division alleging total damages of approximately $500,000. The Company counter sued for an amount in excess of the claim, alleging shipment of defective merchandise. The case has been settled and the costs associated with the suit have been charged to operations during 2002.

         The Company is also party from time to time to ordinary litigation incidental to its business. The Company does not presently believe that any such litigation would have a material adverse effect on its results of operation or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter for their approval.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol ERS.

         The table below sets forth the high and low sales prices for the common stock as reported by AMEX for the periods indicated.

                                                 Common Stock
                               -------------------------------------------------
                                       2002                        2001
                                       ----                        ----
    Period                       High          Low          High          Low
    ------                       ----          ---          ----          ---
    1st Quarter   ...........   $1.000       $0.800        $1.188       $0.875
    2nd Quarter   ...........   $1.450       $0.800        $1.180       $0.900
    3rd Quarter   ...........   $1.300       $0.950        $1.100       $0.900
    4th Quarter   ...........   $1.700       $0.950        $1.070       $0.850

         On March 14, 2003, the closing price of the common stock on AMEX was $1.15 and there were 47 holders of record of the Common Stock, and approximately 500 beneficial holders of common stock.

         The Company did not sell any unregistered equity securities in 2002.

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

Share Repurchase

         In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the Board of Directors authorized an increase in the share repurchase program from 1 million shares to 1.5 million shares. On June 18, 2002 the Board of Directors authorized an additional increase in the share repurchase program of 1 million shares. This brought the total authorized number of shares available under the repurchase program to 2.5 million. As of December 31, 2002, the Company had repurchased a total of 2,257,400 shares for an aggregate cost of $2,716,749. The Company also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

Equity Compensation Plan Information

         The following table provides information as of December 31, 2002 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1996 Stock Option Plan (the "1996 Plan").


                                      ------------------------------------------------------------------------------
                                                            Equity Compensation Plan Information
                                      ------------------------------------------------------------------------------
                                      Number of securities to be
                                      issued upon exercise of        Weighted Average        Number of securities
                                      outstanding options as of      exercise price of       remaining available for
Plan category                         December 31, 2002              outstanding options     future issuance
----------------------------------    ---------------------------    -------------------     -----------------------
                                                (a)                          (b)                      (c)

Equity compensation plans approved            683,933                       1.33                    545,000
by security holders

Equity compensation plans not
approved by security holders                     -                            -                        -


         Total                                683,933                       1.33                    545,000



ITEM 6  SELECTED FINANCIAL DATA

         The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. As a result of the reverse merger completed on September 17, 1999, the Company has been treated as a continuation of the business of Empire, and accordingly, the accompanying financial data are the financial data of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and its subsidiaries (which have been minimal) only from September 17, 1999. Pro forma net income and pro forma earnings per share reflect provisions for income taxes as if Empire, which was taxed as an S corporation until September 17, 1999, had been treated as a C corporation for all of 1999 and 1998. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.


                                                                           Years Ended December 31,
                                                                  In thousands, except per share information
                                               ---------------------------------------------------------------------------
                                                 2002            2001             2000            1999             1998
                                                 ----            ----             ----            ----             ----
Operating Data:
---------------
Net Sales                                      $158,738        $143,235         $165,328        $107,112         $101,163
Operating Income                                 $4,992          $4,083           $5,041          $4,273           $3,859
Net Income                                       $2,370          $1,296           $1,041
Pro Forma Net Income                                                                              $1,309           $1,572

                             Share Data:
                             -----------
     Weighted average shares outstanding
                                   Basic         10,049          10,956           11,346           7,328*           5,560*
                                 Diluted         10,189          11,091           11,445           7,356*           5,560*

                     Earnings Per Share:
                     -------------------
                                   Basic           $.24            $.12             $.09
                                 Diluted           $.23            $.12             $.09

           Pro Forma earnings per share:
           -----------------------------
                                   Basic                                                            $.18*            $.28*
                                 Diluted                                                            $.18*            $.28*

Balance Sheet Data:                                                       As of December 31,
-------------------                                                       ------------------
                                                 2002            2001             2000            1999             1998
                                                 ----            ----             ----            ----             ----
Total Assets                                    $54,469         $52,762          $69,110         $46,398          $34,739
Working Capital                                 $12,871         $11,823          $10,946         $10,065          $10,476
Stockholders' Equity                            $12,922         $11,944          $11,101         $10,176          $10,735
* pro forma


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a distributor of value added, semi-finished aluminum products. Consequently, the Company's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one supplier accounted for approximately 58% of the Company's purchases for the year ended December 31, 2002, and three suppliers accounted for 75% of 2002 purchases.

Critical Accounting Policies

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements. The Company has not adopted any significant new accounting policies during the period ended December 31, 2002.

         Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims.

       Allowance for Doubtful Accounts

         As of December 31, 2002, the Company had $24,446,000 in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. This policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Accruals for Inventory Claims

         Generally, the Company's exposure on claims for defective material is small as the company refers all claims on defects back to the Mill supplying the material. In the event, that the Company does not believe the Mill will honor a claim, the Company will record an allowance for inventory adjustments.


Comparison of Fiscal Years Ended December 31, 2002 and 2001 (in thousands)

         Net sales increased by $15,503 or 10.8% from $143,235 in 2001 to $158,738 in 2002. The Company has pursued additional volumes from its principal suppliers which resulted in the higher sales volume for the year. The Company's product line since inception has consisted primarily of semi-finished aluminum products. Gross profit increased by 18% from $9,373 to $11,024. The Company expanded its value added sales program, which has contributed to the overall increase in gross margin. In addition, the Company has operated more efficiently in purchasing and managing freight costs. The gross profit margin was increased from 6.5% to 6.9%.

         Selling, general and administrative expenses increased by $742 or approximately 14% as the result of increases in payroll, sales commissions, severance costs, professional fees and insurance costs.

         Interest expense declined $986 or 49% from $2,032 to $1,046. The decrease in interest expense is due to continued decreases in the variable rate of interest on the Company's revolving line of credit. The decline is also due, in part, to the reduction in the outstanding balance on the Company's line of credit.

         The effective income tax rate increased from 36.8% to 39.9% as a result of changes in state income tax allocation factors.

         Net income was $2,370 for 2002 as compared to $1,296 for 2001. The primary reason for the increase in net income was due to the significant reduction in interest expense.

         Comparison of Fiscal Years Ended December 31, 2001 and 2000 (in thousands)

         Net sales decreased by $22,093 or 13.4% from $165,328 in 2000 to $143,235 in 2001. The weaker economy and weaker demand for industrial products coupled with declining prices resulted in this reduction in sales. This decline in sales was also reflected in lower gross profit for the year 2001. Gross profit declined by 12.8% from $10,749 to $9,373. Gross profit as a percentage of sales was relatively constant at approximately 6.5%.

         Selling, general and administrative expenses declined by $418 or approximately 7% as the result of cost saving measures instituted during the year, including legal fees, travel and entertainment. Non cash compensation was also lower as a result of a reduced number of shares vesting.

         Interest expense declined $1,091 or 35% from $3,123 to $2,032 as a result of reduced interest rates and reductions in loan balances from a high of $40 million in 2000 to $26.7 million at the end of 2001.

         Income taxes in 2000 included $189 of state taxes, net of federal tax benefits, pertaining to periods prior to the merger. Results of operations for 2000 include a provision for an adjustment to state income taxes relating to the Company's earnings prior to the merger. Pursuant to the merger agreement, the former stockholders of Empire had contributed capital to the Company in an amount sufficient to indemnify it for these taxes. As a result of this event, total stockholders' equity as of December 31, 2000 was increased by $97. Adjusting for this prior period tax, taxes for the period 2001 increased by approximately $122 as a result of the increase in income before taxes for the year 2001.

         Net Income was $1,296 for 2001 compared to $1,041 for 2000.

Accounting Treatment of Restricted Stock Agreement

         The Company and Nathan and Sandra Kahn entered into a restricted stock agreement with Mr. Wrubel on September 15, 1999. Mr. Wrubel is currently Vice President of Sales of the Company. Pursuant to the restricted stock agreement, the Kahns transferred to Mr. Wrubel 469,238 shares ("Restricted Shares") of common stock of the Company which represents a portion of the shares that were received by the Kahns in the Merger. The Restricted Shares were comprised of (i) 358,327 shares (the "Non-Contingent Restricted Shares") that vested on September 17th of 2000, 2001, and 2002 subject only to the condition that Mr. Wrubel continue to be employed by the Company as of the vesting date, and (ii) 110,911 shares (the "Contingent Restricted Shares") that were subject to the same vesting criteria as the Non-Contingent Restricted Shares and, in addition, were subject to the condition that the number of shares (if any) that will vest will be a function of the after-tax net income of the Company over a specified period.

         Under applicable accounting rules, the share transfer is being treated as if the Company had issued the shares to Mr. Wrubel as compensation for services and, accordingly, the Company is required to recognize an expense relating thereto. The expense relating to the Non-Contingent Restricted Shares is based on the fair market value of the stock as of the grant date and has been recognized over the vesting period. The Company recognized $536,000 of such expense through December 31, 2001, and recognized $46,000 of expense in 2002. The earnings targets required for issuance of the Contingent Restricted Shares were not achieved and these shares were retired in 2001.

Liquidity and Capital Resources (in thousands)

         The Company's cash balance decreased by $75 from $1,147 to $1,072 in the year ended December 31, 2002. Net cash of $2,473 was provided by operating activities, while $2,529 of net cash was used in financing activities.

         The $2,529 of net cash used in financing activities was primarily the result of repayment of borrowings of $1,100 under the Company's line of credit, and the purchase of $1,429 of treasury stock under the Company's previously announced stock buy-back program.

         The $2,473 of net cash provided by operating activities was primarily the result of a decrease in accounts receivable of $1,466, increase in accrued expenses of $1,792 and net income of $2,370.

         Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. The maximum availability of this facility is $60 million. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2003. As of December 31, 2002, the amount outstanding under the Company's revolving lines of credit was $31.6 million (including letters of credit of approximately $6.0 million).

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations. The Company is currently negotiating a renewal of its line of credit. While there can be no assurances that the Company will be successful in renewing its line of credit, the Company currently expects that the line of credit will be renewed prior to June 30, 2003. Empire may require additional debt or equity financing in connection with the future expansion of its operations.


Commitments and Contingencies (in thousands)

                      Less than 1 Year      1-3 Years        4-5 Years        After 5 years
Bank Debt                  25,600                -                -                  -

Operating leases              430               657               -                  -

Letters of credit           6,000                -                -                  -

         Empire has contingent liabilities in the form of letters of credit to some of its suppliers.

Capital Contribution by Stockholders

         Results of operations for 2000 include a provision for an adjustment to state income taxes relating to Empire's earnings before the Merger. Pursuant to the Agreement and Plan of Merger, the former stockholders of Empire have contributed capital to the Company in an amount sufficient to indemnify it for these taxes. As a result of this event, total stockholders' equity as of December 31, 2000 has been increased by $97,000.

               CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company is Highly Dependent on a Few Suppliers.

         The Company purchased approximately 58% of its products from one supplier in 2002 and approximately 75% from its three largest suppliers. As a result, the termination or limitation by one or more of the Company's largest suppliers of their relationship with the Company could have a material adverse effect on the Company's business and results of operations. In addition, the Company's loss of any one of its other suppliers (or material default by any such supplier in its obligations to the Company) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to the Company, or for any other reason, could have a material adverse effect on the Company's business.

The Company is Highly Dependent on a Few Significant Customers.

         The Company's sales are highly concentrated to a few customers. In 2002, 35% of the Company's revenues were derived from sales to ten customers. One major customer accounted for approximately 11% of the Company's consolidated net sales for the year ended December 31, 2002. As a result, any material reduction in sales to any of these customers could have a material adverse effect on the Company's business.

An Act of War or Terrorism Could Disrupt the Company's Supply of Products.

         The Company purchases its aluminum products exclusively from foreign suppliers. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing the Company's products into the United States or increase the costs required to do so.

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

The Company is Exposed to Credit Risk from its Customers.

         The Company does not require collateral for customer receivables. The Company has significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair the collectability of these receivables. The Company carries credit insurance with a 10% co-pay provision and specific limits on each customer's receivables. The Company's failure to collect a significant portion of the amount due on its receivables directly from customers or through insurance claims (or other material default by customers) could have a material adverse effect on the Company's financial condition and results of operations. In selected instances the co-pay may be increased to 15%.

Increased Tariffs Could Adversely Affect the Company's Financial Condition.

         During 2002, in excess of 60% of sales of the Company represented sales of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preference(GSP). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after it expires on December 31, 2006. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to its customers, the Company's profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

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

If the Company Fails to Deliver Products on a Timely Basis, it May Suffer
Losses.

         Interruption of shipping schedules upon which the Company relies for foreign purchases could result in untimely deliveries to the Company's customers or cause the Company to purchase the products in the United States at a higher cost in order to meet delivery schedules. Consequently, the Company's profit margins could be reduced or it could suffer losses. The Company guarantees its customers that it will deliver products within the period specified in their purchase orders. Any interruption of the means of transportation used by the Company to transport products could cause delays in delivery of products, could force the Company to buy the products from domestic suppliers at a higher cost in order to fulfill its commitments, and also could result in the loss of customers.

The Company Competes with Companies with Captive Sources of Supply.

         Many of the Company's competitors are significantly larger than the Company and many have captive sources of supply and significantly greater access to capital and other resources. Thus, if the Company's sources of supply are interrupted, its competitors could be in a position to capture the Company's customers.

The Company is Dependent on its Executive Officers.

         The Company is highly dependent on its executive officers, the loss of any of one of which could have a significant adverse impact on the Company's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company uses financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its trading activities. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. In cases where the Company enters into fixed price contracts with its supplier and variable priced sales with its customers the Company will utilize the futures market to match the terms of the purchase and sale. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. In situations where the Company enters into purchase or sales denominated in foreign currency the foreign exchange market will be utilized to hedge foreign exchange risk exposure. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings.

         At December 31, 2002, net unrealized gains on the Company's foreign exchange forward contracts amounted to approximately $1,067,000 as compared to $27,000 at December 31, 2001 and net unrealized losses on aluminum futures contracts amounted to approximately $133,000 as compared to $300,000 in 2001.

         These unrealized amounts were offset by like amounts on the underlying commitments which were hedged, and are reflected in the accompanying 2002 and 2001 balance sheet in other current assets ($1,067,000), inventory ($133,000) and accrued expenses ($1,200,000). Unrealized amounts are reflected on the 2001 balance sheet in inventory ($273,000) and accrued expenses ($273,000).

ITEM 8.  FINANCIAL STATEMENTS

         Furnished at end of report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

         During the past two years, the Company has not made changes in, and has not had disagreements with, its independent accountants on accounting and financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:

    Name                                   Age      Position
    ----                                   ---      --------
    William Spier.....................      68      Non-Executive Chairman of the Board and
                                                    Director
    Nathan Kahn.......................      48      Chief Executive Officer, President and
                                                    Director
    Sandra Kahn.......................      45      Vice President, CFO and Director
    Harvey Wrubel.....................      49      Vice President of Sales and Director
    Jack Bendheim.....................      56      Director
    Barry L. Eisenberg................      56      Director
    Peter G. Howard...................      67      Director
    Nathan Mazurek....................      40      Director
    Morris J. Smith...................      45      Director


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

         Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the period from January 1, 2002 through December 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

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

                                       Summary Compensation Table
                                           Annual Compensation                                Long-Term
                                                                                         Compensation Awards

                                                                                    Securities         All Other
                                                                                    Underlying     Compensation ($)
                                                                                     Options
                                                                                       (#)
Name and Principal Position            Year       Salary($)       Bonus($)

Nathan Kahn                            2002       $450,000           --               2,000            $1,000(1)
     Chief Executive Officer and       2001       $350,000         $75,000            2,000            $2,000(1)
     President                         2000       $300,000         $50,000            2,000            $2,000(1)

Sandra Kahn                            2002       $175,000           --               2,000            $1,000(1)
     Vice President,                   2001       $150,000         $25,000            2,000            $2,000(1)
     Chief Financial Officer,
     Treasurer and Secretary           2000       $100,000           --               2,000            $2,000(1)

Harvey Wrubel                          2002       $219,890        $298,000            2,000           $125,173(2)
     Vice President of Sales           2001       $214,316        $300,000            2,000           $117,218(3)
                                       2000       $207,872        $277,000            2,000           $139,142(4)

(1) Represents directors' fees.

(2) Of this amount $1,000 represents director fees and $124,173 represents non-cash taxable compensation charged to Mr. Wrubel upon the vesting of non-contingent restricted shares as discussed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations - Accounting Treatment of Restricted Stock Agreement.

(3) Of this amount, $2,000 represents director fees and $115,218 represents non-cash taxable compensation charged to Mr. Wrubel upon the vesting of non-contingent restricted shares, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations--Accounting Treatment of Restricted Stock Agreement.

(4) Of this amount, $1,000 represents director fees and $138,142 represents non-cash taxable compensation charged to Mr. Wrubel upon the vesting of non-contingent restricted shares, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations--Accounting Treatment of Restricted Stock Agreement.

Option Grants in Last Fiscal Year

         The following table contains information concerning the stock option grants made to each of the officers and employees named in the Summary Compensation Table during 2002. No stock appreciation rights were granted to these individuals during such year.

                                                    (Individual Grants) (1)
                                     Number of        Percent of     Exercise     Expiration        Potential
                                     securities     total options      price         date        realizable value
                                     underlying       granted to      ($/Sh)                    at assumed annual
                                  options granted    employees in       (2)                       rates of stock
                                        (#)          fiscal year                                    price
                 Name                                                                            appreciation for
                                                                                                   option term
                                                                                                   5%       10%
                                                                                                   ($)      ($)
                                                                                                    $        $
Nathan Kahn                            2,000             11.1%         $1.13        06/18/12      1,421      3,602
Sandra Kahn                            2,000             11.1%         $1.13        06/18/12      1,421      3,602
Harvey Wrubel                          2,000             11.1%         $1.13        06/18/12      1,421      3,602
---------------------------

         (1) All options granted to the named officers and employees are non-statutory under federal tax laws and were granted on June 18, 2002. Pursuant to the option agreement underlying these options, the options became exercisable immediately upon grant.

         (2) The exercise price may be paid in cash or, under certain circumstances, in shares of the Company's common stock.

Year-End Option Values

         The following table provides certain information concerning the options held by the officers and employees named in the Summary Compensation Table, above, as of December 31, 2002.


                         Options as of December 31, 2002

                                          Number of Securities Underlying      Value of Unexercised In-the-Money
                                          Unexercised Options at Year End             Options at Year End
   Name                                    Exercisable      Unexercisable       Exercisable       Unexercisable

   Nathan Kahn                                 8,000        ............          $1,804          ............
   Sandra Kahn                                 8,000        ............          $1,804          ............
   Harvey Wrubel                             206,000        ............          $1,804          ............
---------------------------

         The closing price of the Company's common stock on December 31, 2002, the last day of trading in 2002, was $1.40.

Compensation of Directors

         The non-executive Chairman of the Board is paid $25,000 per annum as consideration for his services. Each other director is paid $500 for attendance (in person or by telephone) at meetings of the Board, and all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings during the year ended December 31, 2002. In addition, pursuant to the Company's 1996 stock option plan, the Company granted the following options to its directors.

                                Number of
Name                     Shares Underlying Option       Exercise Price Per Share
----                     ------------------------       ------------------------
Jack Bendheim                     2,000                          $1.13
Barry Eisenberg                   2,000                          $1.13
Peter Howard                      2,000                          $1.13
Nathan Kahn                       2,000                          $1.13
Sandra Kahn                       2,000                          $1.13
Nathan Mazurek                    2,000                          $1.13
Morris Smith                      2,000                          $1.13
William Spier                     2,000                          $1.13
Harvey Wrubel                     2,000                          $1.13

Certain Agreements with Officers of the Company

     Employment Agreements with Officers

         On September 17, 1999, the Company entered into employment agreements with each of Nathan Kahn and Sandra Kahn. Certain information regarding these agreements is set forth below. The forms of these agreements are incorporated by reference to this report as exhibits.

         Term. The initial term of each agreement was three years. Each agreement provided that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 180 days prior to the end of the initial term or the then additional term, as the case may be. Each agreement provides that the Company may terminate the agreement upon the Disability of the executive or for Cause (as such terms are defined the agreement). Nathan Kahn's contract was extended for an additional two years by an amendment in July 2002, and a copy of which has been filed as an exhibit to this report. Sandra Kahn's contract was extended automatically for an additional two year period pursuant to the terms of her agreement.

         Base Salary. The Company has agreed to pay Nathan Kahn a base salary of $450,000 per annum and Sandra Kahn a base salary of $175,000 per annum. These amounts may be increased, but not decreased, by the Board of Directors. The base salary provided for by each agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

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

     Employment Agreement with Harvey Wrubel

         On September 17, 1999, the Company entered into an employment agreement with Harvey Wrubel. Certain information regarding this agreement is set forth below. The form of this agreement is incorporated by reference as an exhibit to this report.

         Term. The initial term of this agreement was until December 31, 2002. The agreement provides that the term will be extended automatically for successive two-year periods unless either party gives written notice of termination at least 90 days prior to the end of the original term or the then additional term, as the case may be. The agreement provides that the Company may terminate the agreement any time with or without Cause (as such term is defined in the agreement). However, if the Company terminates the agreement without Cause, the employee is entitled to continue receiving his base salary until the scheduled end of the term. Mr. Wrubel's contract extended automatically for an additional two year period pursuant to the terms of his agreement.

         Base Salary. The agreement provided for an initial base salary to be paid at a rate of $203,000 per annum. This amount may be increased, but not decreased, by the Board of Directors. The base salary is subject to possible upward annual adjustments based upon changes in a designated cost of living index. Mr. Wrubel's current base salary is $219,890.

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

Compensation Committee Interlocks and Insider Participation

         During 2002, the Compensation Committee consisted of William Spier, Nathan Kahn and Jack Bendheim. In addition to being a member of the Compensation Committee, Mr. Kahn is also our Chief Executive Officer and President. Mr. Spier previously served as our Acting Chief Executive Officer from November 1997 until September 1999. Other than described above, none of the other members of the Compensation Committee serve, or previously served as officers or employees of the Company. In addition, there were no interlocks with other companies within the meaning of the Securities and Exchange Commission's proxy rules during 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 14, 2003, certain information with respect to beneficial ownership (as defined in Rule 13d-3 of the Securities and Exchange Act of 1934) of the common stock of the Company by
(i) each person that is a director of the Company, (ii) each person named in the Summary Compensation Table under Item 10 "Executive Compensation," (iii) all such persons as a group and (iv) each person known to the Company to be the owner of more than 5% of the common stock of the Company.

                                                       Number of Shares         Percent of Common
Name and Address(1)                                 Beneficially Owned (2)         Stock Owned
---------------------------------------             ----------------------      -----------------
Directors and Officers:
William Spier                                             257,669(3)                    2.7%
Nathan Kahn and Sandra Kahn                             5,217,923(4)                   55.3%
Harvey Wrubel                                             584,327(5)                    6.2%
Jack Bendheim                                              28,000(6)                      *
Barry L. Eisenberg                                        371,706(7)                    3.9%
Peter G. Howard                                             8,000(8)                      *
Nathan Mazurek                                              8,000(9)                      *
Morris J. Smith                                           81,467(10)                      *
All officers and directors as a group
(9 persons)                                            6,557,092(11)                     66%

* Less than 1%

(1)  The address of all listed persons is c/o the Company.

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

(3)  Consists of (i) 104,669 currently outstanding shares held by Mr. Spier and
     (ii) 153,000 shares underlying currently exercisable options held by Mr. Spier.

(4) Consists (i) of 5,201,923 currently outstanding (9,384,761 shares received in the merger less 3,824,511 contingent shares which have been retired and less 358,327 non-contingent shares transferred to Mr. Wrubel, as described under "Compensation Arrangements") and (ii) 16,000 shares underlying currently exercisable options held by Nathan and Sandra Kahn.

(5) Consists of (i) 358,327 shares transferred from Nathan and Sandra Kahn to Mr. Wrubel, (ii) 20,000 currently outstanding shares held by Mr. Wrubel, and (iii) 206,000 shares underlying currently exercisable options held by Mr. Wrubel.

(6) Consists of (i) 20,000 outstanding shares held by the Bendheim Foundation, an affiliate of Mr. Bendheim, and (ii) 8,000 shares underlying currently exercisable options held by Mr. Bendheim.

(7)  Consists of (i) 700 currently outstanding shares held by Mr. Eisenberg,
     (ii) 84,667 shares underlying currently exercisable options held by Mr. Eisenberg, (iii) 500 shares owned by Mr. Eisenberg's wife and (iv) 284,839 currently outstanding shares held by 241 Associates LLC, a limited liability company. Miriam Mark is the sole manager of 241 Associates LLC and as such has voting and investment power with respect to the shares held by 241 Associates LLC. Miriam Mark is the daughter of Barry L. Eisenberg. A majority of the ownership interest of 241 Associates LLC is owned by Mr. Eisenberg and his wife and, as a result of such ownership interests, Mr. Eisenberg may influence the voting and disposition of the shares of common stock held by 241 Associates LLC. Mr. Eisenberg disclaims beneficial ownership of such shares and of the shares owned by his wife.

(8) Consists of 8,000 shares underlying currently exercisable options held by Mr. Howard.

(9) Consists of 8,000 shares underlying currently exercisable options held by Mr. Mazurek.

(10) Consists of (i) 15,800 currently outstanding shares held by Mr. Smith and
     (ii) 65,667 shares underlying currently exercisable options held by Mr. Smith. The Brook Road Nominee Trust, nominee for the Morris Smith Family Trust, is the owner of 163,653 outstanding shares of Common Stock. Esther Smith, the mother of Morris J. Smith, is the sole trustee of the Morris Smith Family Trust and as such has voting and investment power with respect to such shares. The Morris Smith Family Trust is a discretionary trust, the potential beneficiaries of which are Mr. Smith and members of his family. Mr. Smith disclaims any beneficial ownership of any and all shares owned by the Brook Road Nominee Trust.

(11) Consists of 6,006,758 currently outstanding shares and 531,334 shares underlying currently exercisable options and warrants. Does not include 163,653 shares that Mr. Smith disclaims beneficial ownership of as described in footnote 10 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14.  CONTROLS AND PROCEDURES

         As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company is further reviewing and documenting disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that systems evolve with the business.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.1 Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, dated as of February 22, 1999 (incorporated by reference to Exhibit
          2.1 to the Registrant's Report on Form 8-K dated March 9, 1999)

     3.1 Certificate of Merger of Empire Resources, Inc. into Integrated Technology USA, Inc. (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     3.2 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the correspondingly numbered exhibit in the Company's Registration Statement on Form SB-2 (No. 333-9697).

     3.3 Amendment No. 1 to the Amended and Restated Certificate of Incorporation (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

     3.4 Amended and Restated By-Laws of the Registrant (incorporated by reference from the correspondingly numbered exhibit in the Company's Registration Statement on Form SB-2 (No. 333-9697).

     3.5  Amendment No. 1 to Amended and Restated By-Laws of the Registrant*

     3.6 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 11, 1997).

     10.1 Employment Agreement dated September 15, 1999 entered into by Registrant with Nathan Kahn (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     10.2 Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     10.3 Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     10.4 Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     10.8 Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

    10.9 Registrant's 1996 Stock Option Plan (incorporated by reference from the correspondingly numbered exhibit in the Company's Registration Statement on Form SB-2 (No. 333-9697).

    10.10 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

    10.11 Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

    10.12 Agreement of Lease for warehouse facility dated September 27, 2000 between Townsend Properties, Inc. and Registrant (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

    11.1    Statement regarding computation of per share earnings.*

    21.1    List of subsidiaries of the Registrant.*


--------------------------------------
*        Filed herewith

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.


By:      /s/ Nathan Kahn
         ---------------------------
         Nathan Kahn
         Chief Executive Officer
         March 31, 2003


/s/ Nathan Kahn
---------------------------
Nathan Kahn
Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2003


/s/ Sandra Kahn
---------------------------
Sandra Kahn, Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
March 31, 2003


/s/ William Spier
---------------------------
William Spier, Director
March 31, 2003


/s/ Jack Bendheim
---------------------------
Jack Bendheim, Director
March 31, 2003

/s/ Barry L. Eisenberg
---------------------------
Barry L. Eisenberg, Director
March 31, 2003


/s/ Peter G. Howard
---------------------------
Peter G. Howard, Director
March 31, 2003


/s/ Nathan Mazurek
---------------------------
Nathan Mazurek, Director
March 31, 2003


/s/ Morris J. Smith
---------------------------
Morris J. Smith, Director
March 31, 2003


/s/ Harvey Wrubel
---------------------------
Harvey Wrubel, Director
March 31, 2003

         CERTIFICATION PURSUANT TO SECTION 302(a)
         OF THE SARBANES-OXLEY ACT OF 2002

I, Nathan Kahn, certify that:

1.    I have reviewed this annual report on Form 10-K of Empire Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                            By:   /s/ Nathan Kahn
                                               -----------------------------
                                                      Nathan Kahn
                                                      Chief Executive Officer

         CERTIFICATION PURSUANT TO SECTION 302(a)
         OF THE SARBANES-OXLEY ACT OF 2002

I, Sandra Kahn, certify that:

1.   I have reviewed this annual report on Form 10-K of Empire Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                            By:   /s/ Sandra Kahn
                                               -----------------------------
                                                      Sandra Kahn
                                                      Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Board of Directors
Empire Resources, Inc.
Fort Lee, New Jersey


We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




Eisner LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
March 7, 2003

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share amounts)

                                                                                   December 31,
                                                                        --------------------------------
                                                                               2002             2001
                                                                        --------------------------------
ASSETS
Current assets:
     Cash                                                                $    1,072      $     1,147
     Trade accounts receivable (less allowance for
      doubtful accounts of $191 and $189 at December 31,
      2002 and 2001)                                                         24,255           22,789
     Inventories                                                             27,832           27,782
     Other current assets                                                     1,259              923
                                                                         ----------      -----------
          Total current assets                                               54,418           52,641

Furniture and equipment (less accumulated depreciation of $347 and $313)         24               39
Deferred financing costs, net                                                    27               82
                                                                         ----------      -----------


                                                                         $   54,469      $    52,762
                                                                         ==========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                               $   25,600      $    26,700
     Trade accounts payable                                                  13,036           13,000
     Accrued expenses                                                         2,911            1,118
                                                                         ----------      -----------

          Total current liabilities                                          41,547           40,818
                                                                         ----------      -----------

Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 20,000,000 shares authorized and
          11,749,651 shares issued at December 31, 2002 and 2001                117              117
     Additional paid-in capital                                              10,727           10,681
     Retained earnings                                                        4,824            2,454
     Accumulated other comprehensive income--
     cumulative translation adjustment                                           21               30
     Treasury stock (2,307,400 shares and 1,180,600 shares)                  (2,767)          (1,338)
                                                                         ----------      -----------

            Total stockholders' equity                                       12,922           11,944
                                                                         ----------      -----------

                                                                         $   54,469      $    52,762
                                                                         ==========      ===========

See notes to consolidated financial statements                               F-2

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Income
(In thousands except per share amounts)

                                                    Year Ended December 31,
                                            ---------------------------------------
                                                 2002          2001           2000
                                            ---------------------------------------
Net sales                                   $  158,738    $  143,235    $   165,328
Cost of goods sold                             147,714       133,862        154,579
                                             ---------     ---------      ---------

Gross profit                                    11,024         9,373         10,749
Selling, general and administrative
expenses                                         6,032         5,290          5,708
                                             ---------     ---------      ---------

Operating income                                 4,992         4,083          5,041
Interest expense                                 1,046         2,032          3,123
                                             ---------     ---------      ---------

Income before income taxes                       3,946         2,051          1,918
Income taxes                                     1,576           755            877
                                             ---------     ---------      ---------

Net income                                  $    2,370    $    1,296    $     1,041
                                             =========     =========      =========

Weighted average shares outstanding:
     Basic                                      10,049        10,956         11,346
                                             =========     =========      =========

     Diluted                                    10,189        11,091         11,445
                                             =========     =========      =========

Earnings per share:
     Basic                                        $.24          $.12           $.09
                                             =========     =========      =========

     Diluted                                      $.23          $.12           $.09
                                             =========     =========      =========



See notes to consolidated financial statements                               F-3

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

                               Common Stock
                                                                           Acumulated
                                                                              Other
                                                                          Comprehensive
                                                                             Income-
                                                   Additional              Cumulative                 Total          Total
                             Number of               Paid-in    Retained   Translation  Treasury   Stockholders' Comprehensive
                               Shares     Amount     Capital    Earnings   Adjustment     Stock      Equity         Income
                            --------------------------------------------------------------------------------------------------
Balance at December 31, 1999   15,575    $   155    $  9,925    $   117     $   36      $   (59)    $ 10,174
Transfer of restricted                                   299                                             299
shares to key employee
Capital contribution by                                  286                                             286
stockholders
Purchase of treasury stock                                                                 (732)        (732)
(590 shares)
Net change in cumulative                                                        32                        32          32
translation adjustment
Net income for 2000                                               1,041                                1,041       1,041
                                                                                                                --------
                                                                                                                  $1,073
                             --------   --------   ---------   --------   --------     --------    ---------    --------
Balance at December 31, 2000   15,575    $   155    $ 10,510    $ 1,158     $   68      $  (791)    $ 11,100
Transfer of restricted                                   133                                             133
shares to key employee
Purchase of treasury stock                                                                 (547)        (547)
(534 shares)
Net change in cumulative                                                       (38)                      (38)        (38)
translation adjustment
Retirement of common stock     (3,825)       (38)         38
Net income for 2001                                               1,296                                1,296       1,296
                             --------   --------   ---------   --------   --------     --------    ---------    --------
Balance at December 31, 2001   11,750    $   117    $ 10,681    $ 2,454     $   30      $(1,338)    $ 11,944    $  1,258
                                                                                                                --------
Transfer of restricted                                    46                                              46
shares to key employee
Purchase of treasury stock                                                               (1,429)      (1,429)
(1,127 shares)
Net change in cumulative                                                        (9)                       (9)         (9)
translation adjustment
Net income for 2002                                               2,370                                2,370       2,370
                                                                                                                --------
                                                                                                                  $2,361
                             --------   --------   ---------   --------   --------     --------    ---------    --------
Balance at December 31, 2002   11,750    $   117    $ 10,727    $ 4,824     $   21      $(2,767)    $ 12,922
                             --------   --------   ---------   --------   --------     --------    ---------


See notes to consolidated financial statements                               F-4

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Cash Flows
(In thousands)

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                               2002          2001          2000
                                                             -------------------------------------
Cash flows from operating activities:
     Net income                                            $   2,370    $    1,296    $    1,041
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                          89            84            78
           Deferred income taxes                                  34            63          (114)
           Translation adjustment                                 (9)          (38)           32
           Transfer of restricted shares to key employee          46           133           299
           Changes in:
              Trade accounts receivable                       (1,466)       14,616       (11,450)
              Inventories                                        (50)        1,139        (9,559)
              Due  from stockholders                                           286          (286)
              Other current assets                              (370)          148          (251)
              Deferred financing costs                                                       (99)
              Trade accounts payable                              37        (5,939)       10,835
              Accrued expenses                                 1,792            49          (702)
                                                            --------     ---------      --------

           Net cash provided by (used in)
             operating activities                              2,473        11,837       (10,176)
                                                           ---------     ---------     ---------

Cash flows used in investing activities:
     Additions to furniture and equipment                        (19)          (21)          (23)
                                                           ---------     ---------     ---------

Cash flows from financing activities:
     (Repayments of) proceeds from notes payable - banks      (1,100)      (11,300)       11,700
     Capital contribution by stockholders                                                    286
     Distribution payable to former stockholders                                             (47)
     Cost related to financing                                                 (30)
     Purchase of treasury stock                               (1,429)         (547)         (732)
                                                           ---------     ---------     ---------

           Net cash (used in) provided by
            financing activities                              (2,529)      (11,877)       11,207
                                                           ---------     ---------     ---------

Net (decrease) increase in cash                                  (75)          (61)        1,008
Cash at beginning of period                                    1,147         1,208           200
                                                           ---------     ---------     ---------

Cash at end of period                                      $   1,072    $    1,147     $   1,208
                                                           =========    ==========     =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
          Interest                                         $     998    $    2,087     $   3,317
          Income taxes                                     $   1,396    $    1,033     $   1,065



See notes to consolidated financial statements                               F-5

NOTE A - BUSINESS

Empire Resources, Inc ("the Company") is engaged principally in the purchase, sale and distribution of nonferrous metals to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. Empire Resources-Pacific LTD.("Empire-Pacific"),a wholly-owned subsidiary of the Company acts as its sales agent in Australia. The Company purchases from an array of suppliers located throughout the world.

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

[4]  Furniture and equipment:

     Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on the straight-line method over their estimated useful lives of three to five years.

[5]  Deferred financing costs:

     Deferred financing costs include fees and costs incurred to obtain long term financing and are being amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

[6]  Commodity futures and foreign currency hedging activities:

     The Company uses financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings (See Note E).

[7]  Foreign currency translation:

     Empire-Pacific's functional currency is the Australian dollar. Cumulative translation adjustments represent translation of Australian dollar amounts into U.S. dollars.

[8]  Income taxes:

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

EMPIRE RESOURCES, INC. AND SUBSIDIARES

[9]  Earnings per share:

     Basic earning per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method. For the years ended December 31, 2002, 2001 and 2000, diluted earnings per share did not include the effect of approximately 544,000, 616,000 and 1,209,000 options outstanding at such dates as this effect would be anti-dilutive.

[10] Stock-based compensation:

     At December 31, 2002, the Company had a stock option plan which is described more fully in Note G. The Company accounts for stock-based employee compensation under the recognitions and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                            Year Ended December 31,
                                                                (In thousands)
                                                 --------------------------------------------
                                                     2002             2001             2000
                                                     ----             ----             ----
Reported net income                              $   2,370        $   1,296        $   1,041
Stock-based employee compensation determined
under the fair value based method                       (5)              (5)             (21)
                                                 ---------        ---------        ---------
Pro forma net income                             $   2,365        $   1,291        $   1,020
                                                 =========        =========        =========

Earnings per share (basic and diluted):
    As reported
        Basic                                    $     .24        $     .12        $     .09
        Diluted                                  $     .23        $     .12        $     .09

    Pro-forma
        Basic                                    $     .24        $     .12        $     .09
        Diluted                                  $     .23        $     .12        $     .09

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:


                                                2002              2001             2000
                                                ----              ----             ----
      Dividend yield                             0%                0%               0%
      Volatility                                0.40              0.40             0.40
      Risk free interest rate                   4.23%            3.87%          5.96%-6.20%
      Expected life in years                      5                5                 5

The weighted average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $0.47, $0.40 and $0.47, respectively.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

[11] Deferred stock based compensation:

     The expense relating to deferred stock based compensation is based on the fair market value of the stock as of the grant date and is amortized over the vesting period of three years. This resulted in amortization expense of $46,000, $133,000 and $299,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The amount has been fully amortized as of December 31, 2002.

[12] Use of estimates:

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

[13] Significant customers and concentration of suppliers:

     One major customer accounted for approximately 11% of the Company's consolidated net sales for the year ended December 31, 2002. No customers accounted for more than 10% of the Company's consolidated net sales for the years ended December 31, 2001 and 2000.

     The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. Three suppliers accounted for 75%, 74%, and 62% of total purchases during the years ended December 31,2002, 2001 and 2000, respectively. One such supplier accounted for 58% of these purchases in 2002. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

NOTE C - INVENTORIES

Inventories consist of the following semi finished aluminum products:

                                                        December 31,
                                                   2002              2001
                                                   ----              ----
     Stored in warehouses                      $13,879,000       $13,190,000
     In transit                                 13,953,000        14,592,000
                                               -----------       -----------
                                               $27,832,000       $27,782,000
                                               ===========       ===========

Substantially all of the Company's inventories have been purchased for specific customer orders.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of notes payable to the banks approximate fair value as of December 31, 2002 and 2001 because the interest rates on such debt approximate the market rate for the Company given the appropriate risk factors. Derivative financial instruments are carried at fair value. (See Note E)

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company uses financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its trading activities. It is the Company's policy to hedge such risks,

EMPIRE RESOURCES, INC. AND SUBSIDIARES
to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings.

The gains and losses on futures and forward positions as of January 1, 2001 offset the losses and gains at that date on the underlying firm purchase and sales commitments which they hedged, and accordingly the Company did not record a transition adjustment as of January 1, 2001, upon the adoption of SFAS No.
133. For periods prior to to January 1, 2001, gains and losses on aluminum futures contracts and on foreign exchange forward contracts were deferred and recognized in earnings as the aluminum products were sold. Accordingly, the adoption of SFAS No. 133 did not have a material effect on the Company's results of operations for the year ended December 31, 2001.

At December 31, 2002, net unrealized gains on the Company's foreign exchange forward contracts amounted to approximately $1,067,000 as compared to $27,000 at December 31, 2001 and net unrealized losses on aluminum futures contracts amounted to approximately $133,000 as compared to $300,000 in 2001. These unrealized amounts were offset by like amounts on the underlying commitments which were hedged, and are reflected in the accompanying 2002 balance sheet in other current assets ($1,067,000), inventory ($133,000) and accrued expenses ($1,200,000). Unrealized amounts are reflected on the 2001 balance sheet in inventory ($273,000) and accrued expenses ($273,000).

For the years ended December 31, 2002, and 2001, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

NOTE F - NOTES PAYABLE - BANKS

On December 21, 2000, the Company entered into a revolving credit agreement with two commercial banks which provided for a line of credit of $50,000,000. In January 2001 a third commercial bank joined the facility and the credit line was increased to $60,000,000. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, the Company is required to maintain working capital and net worth ratios, as defined by the loan agreement. The facility expires on June 30, 2003. As of December 31, 2002 and 2001 respectively, the credit utilized under this facility amounted to $31.6 million and $31.1 million (including approximately $6 million and $4.4 million of outstanding letters of credit). Interest on borrowings is the higher of (i) the federal funds rate plus 1/2% and (ii) the prime rate of Chase Bank, plus the applicable margin defined in the loan agreement. At December 31, 2002 and 2001 respectively, the interest rate charged approximated 3.4% and 4%, respectively.

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

EMPIRE RESOURCES, INC. AND SUBSIDIARES

The following is a summary of stock option activity for the years ended December 31, 2002, 2001 and 2000:

                                                                 Number        Exercise price         Weighted Average
                                                               of shares          per share             Exercise Price
                                                               ---------          ---------             --------------
   Options outstanding at December 31, 1999                    1,239,712         $0.01-$6.00                $3.04

   Options granted                                                72,000         $1.19-$1.63                $1.50

   Options forfeited                                              (4,000)        $1.19-$1.63                $1.41
                                                                 -------

   Options outstanding at December 31, 2000                    1,307,712         $0.01-$6.00                $2.96

   Options granted                                                18,000            $0.98                   $0.98

   Options forfeited                                           ( 574,779)        $1.64-$6.00                $4.99
                                                               ---------

   Options outstanding at December 31, 2001                      750,933         $0.01-$2.00                $1.36

   Options granted                                                18,000            $1.13                   $1.13

   Options forfeited                                             (85,000)      $1.37 - $1.50                $1.49
                                                                --------

   Options outstanding at December 31, 2002                      683,933        $.01 - $2.00                $1.33
                                                                 =======

   Options exercisable at December 31, 2002                      683,933        $.01 - $2.00                $1.33
                                                                 =======

   Options available for grant under 1996 Plan
      at December 31, 2002                                       545,000
                                                                 =======

NOTE H - COMMON STOCK

[1]  Stock repurchase plan:

     In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the number of shares authorized for repurchase was increased to 1.5 million. In June 2002, the Board of Directors increased the number of shares authorized to a total of 2,500,000. As of December 31, 2002, the Company had repurchased a total of 2,257,400 shares under the repurchase program for an aggregate cost of $2,717,000. The Company had also acquired 50,000 shares for a cost of $50,000 in September 1999.

[2]  Capital contribution by stockholders:

     Results of operations for 2000 include a provision for an adjustment to state income taxes of $286,000 relating to the years 1996 through 1998. This tax assessment was subject to indemnification by the former stockholders of the Company which was received in 2001. Net income for 2000 was reduced by $189,000, net of the related federal income tax benefit. As a result of this event, total stockholders' equity as of December 31, 2000 was increased by $97,000.

[3]  Retirement of Contingent Shares Issued to Empire Stockholders:

     In connection with a merger of the Company in 1999, 3,824,511 of the Company's shares were deposited into escrow subject to an earn-out formula dependant on the Company achieving a minimum cumulative after-tax net income (subject to certain adjustments) of $4.4 million during the two-year period commencing April 1, 1999 and ending March 31, 2001. No shares were released from escrow in accordance with this formula and all of the 3,824,511 shares placed in escrow were retired on June 13, 2001.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE I - INCOME TAXES

Income tax expense (benefit) consists of the following:

                                          Year Ended December 31,
                               ------------------------------------------
                                    2002         2001             2000
                                    ----         ----             ----
       Current                  $1,542,000     $692,000      $   991,000
       Deferred                     34,000       63,000         (114,000)
                                    ------     --------      -----------

                                $1,576,000     $755,000      $   877,000
                                ==========     ========      ===========

The U.S. statutory rate of 34% can be reconciled to the effective tax rate as follows:


                                                               Year Ended December 31,
                                                     ------------------------------------------
                                                          2002           2001           2000
                                                          ----           ----           ----
    Provision for taxes at statutory rate              $1,342,000       $697,000       $652,000
    State and local taxes, net of federal tax benefit     154,000         58,000         71,000
    State taxes pertaining to prior years,
    net of federal tax benefit                                                          189,000
    Permanent differences and other                        80,000                       (35,000)
                                                       ----------       --------       --------
                                                       $1,576,000       $755,000       $877,000
                                                       ==========       ========       ========

No valuation allowance has been provided for U.S. deferred tax assets of $16,000 and $51,000 at December 31, 2002 and December 31, 2001 respectively, since management is of the opinion that it is more likely than not that such assets will be realized. The major temporary difference that gives rise to the deferred tax asset at December 31, 2002 is the allowance for doubtful accounts. The major temporary differences that give rise to the deferred tax asset at December 31, 2001 is the allowance for doubtful accounts and the stock based compensation.
In addition, deferred tax assets and liabilities of equal amounts of approximately $355,000 and $104,000 at December 31, 2002 and 2001, respectively related to derivative contracts and related hedged commitments.

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

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $25,000 in 2002, $30,000 in 2001, and $24,000 in 2000.

NOTE K - EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                              Year Ended December 31,
                                                      (In thousands except per share amounts)
                                                    -------------------------------------------
                                                           2002         2001         2000
                                                           ----         ----         ----
Numerator:
   Net Income                                            $ 2,370      $ 1,296      $ 1,041
Denominator:
   Computation of basic earnings per share:
      Weighted average shares outstanding - basic         10,049       10,956       11,346
   Basic earnings per share                              $  0.24      $  0.12      $  0.09

   Computation of diluted earnings per share:
      Weighted average shares outstanding - basic         10,049       10,956       11,346
   Potentially dilutive shares:
      Shares issuable upon exercise of
        dilutive options and warrants                        140          135           99
      Weighted average shares outstanding - diluted       10,189       11,091       11,445
   Diluted earnings per share                            $  0.23      $  0.12      $  0.09

NOTE L - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company operates in one business segment-the purchase, sale and distribution of non-ferrous metals. Sales to domestic and foreign customers were as follows:


                                     ----------------------------------------------
                                                Year Ended December 31,
                                                     (In thousands)
                                     ----------------------------------------------
                                            2002           2001            2000
                                     --------------- -------------- ---------------
United States                            $ 127,327      $ 113,915       $ 128,174
Canada and Pacific Rim                      31,411         29,320          37,154
                                         ---------      ---------       ---------
                                         $ 158,738      $ 143,235       $ 165,328
                                         =========      =========       =========

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE M - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                                       2002
                                              ------------------------------------------------------
                                                  March        June        September       December
                                                    31          30             30             31
                                              ----------- ----------- ---------------- -------------
                                                     (In thousands except per share amounts)
                                              ------------------------------------------------------
Net sales                                       $ 40,417    $ 37,838        $ 40,567      $ 39,916
Gross profit                                       2,838       2,678           2,804         2,704
Operating income                                   1,460       1,289           1,343           836
Net income                                           734         637             658           341
Income per common share-
  Basic and diluted
    Basic                                           $.07        $.06            $.07          $.04
    Diluted                                         $.07        $.06            $.07          $.04
Weighted average shares outstanding
    Basic                                         10,569      10,564           9,676         9,442
    Diluted                                       10,699      10,699           9,819         9,588


                                                                       2001
                                              ------------------------------------------------------
                                                  March        June        September       December
                                                    31          30             30             31
                                              ----------- ----------- ---------------- -------------
                                                     (In thousands except per share amounts)
                                              ------------------------------------------------------
Net sales                                       $ 44,283    $ 41,191        $ 31,041      $ 26,720
Gross profit                                       2,766       2,516           2,228         1,862
Operating income                                   1,396       1,266             949           472
Net income                                           412         417             352           115
Income per common share-
  Basic and diluted
    Basic                                           $.04        $.04            $.03          $.01
    Diluted                                         $.04        $.04            $.03          $.01
Weighted average shares outstanding
    Basic                                         11,037      11,025          11,024        10,741
    Diluted                                       11,136      11,159          11,160        10,876

NOTE N - COMMITMENTS AND CONTINGENCIES

[1]  Lease:

          The Company leases its office facilities under a lease expiring on March 31, 2005, and leases warehouse and distribution facilities under a lease expiring on October 31, 2005. The Company also leases equipment and vehicles under leases which run through November 2005. The minimum noncancelable scheduled rentals under these leases are as follows:


          Year Ending
          December 31,
          ------------
             2003                                430,000
             2004                                430,000
             2005                                227,000
                                            ------------
                                              $1,087,000
                                            ============

     Rent expense for the years ended December 31, 2002, 2001, and 2000 was $437,000, $376,000 and $255,000 respectively.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

[2]  Letters of credit:

     Outstanding letters of credit at December 31, 2002 amounting to $6.0 million expire from January through March of 2003.

[3]  Employment agreements:

     In September 1999, the Company entered into three year employment agreements with two of its executive officers. The scheduled term of each agreement was three years. Each agreement provided that the term will be extended automatically for successive two year periods unless either party gives written notice of termination at least 180 days prior to the end of the original term or the then additional term, as the case may be. Each agreement provides that the Company may terminate the agreement upon the Disability of the executive or for Cause (as such terms are defined in the agreement). In July 2002, the Company entered into a two year employment agreement with one of its executive officers. The agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement).Base salary under this agreement is being paid at a rate of $450,000 per annum. The amount may be increased, but not decreased, by the Board of Directors. The base salary provided for by this agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

     The Company also entered into an employment agreement with another officer. The scheduled term of the agreement was until December 31, 2002 and was extended for a two year period. The base salary is $220,000 and is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

[4]  Purchase commitments:

     Under the terms of some of its supply contracts, the Company may be required to purchase certain minimum tonnages over the term of the contracts.

NOTE O - VALUATION AND  QUALIFYING  ACCOUNTS  FOR YEARS ENDED DECEMBER 31, 2002,
         2001, AND 2000 RESERVES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                                In thousands
------------------------------------------------------------------------------------------------------------------------
                                                     Additions
                                      ------------------------------------
                    Balance at         Charged to Costs        Charged to
                   Beginning of              And                 Other           Deductions from       Balance at End of
                      Period               Expenses             Accounts            Reserves                Period
                      ------               --------             --------            --------                ------
2002                   $189                   $2                                                             $191
2001                   $202                                                            $13                   $189
2000                   $125                  $77                                                             $202