Form 10-Q
period 2003-03-31
EMPIRE RESOURCES INC /NEW/
filed 2003-05-12
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ___________


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

Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act

Yes [_] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,432,251 shares of common stock outstanding as of April 30, 2003.

                             EMPIRE RESOURCES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I   FINANCIAL INFORMATION
Item 1   Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
         and December 31, 2002..........................................................4

         Condensed Consolidated Statements of Income for the
         Three Months Ended March 31, 2003 and 2002 (unaudited).........................5

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and 2002 (unaudited) ........................6

         Notes to Condensed Consolidated Financial Statements (unaudited)...............7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................9

Item 3   Quantitative and Qualitative Disclosure of Market Risk........................12

Item 4   Controls and Procedures.......................................................12

PART II  OTHER INFORMATION.............................................................12

Item 1   Legal Proceedings.............................................................12

Item 2   Changes in Securities.........................................................13

Item 3   Defaults Upon Senior Securities...............................................13

Item 4   Submission of Matters to a Vote of Security Holders...........................13

Item 5   Other Information.............................................................13

Item 6   Exhibits and Reports on Form 8-K..............................................13

         Signatures....................................................................13

         Certifications ...............................................................14

                                  Introduction

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets
     In thousands, except shares and per share amounts

                                                                                   March 31,       December 31,
                                                                                -------------------------------
                                                                                      2003             2002
                                                                                -------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
     Cash                                                                       $   1,514            $   1,072
     Trade accounts receivable (net)                                               29,723               24,255
     Inventories                                                                   28,935               27,832
     Other current assets                                                             186                1,259
                                                                                ---------            ---------

          Total current assets                                                     60,358               54,418

Furniture and equipment (less accumulated depreciation of $350 and $347)               26                   24
Deferred financing costs, net                                                          13                   27


                                                                                $  60,397            $  54,469
                                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                      $  25,700            $  25,600
     Trade accounts payable                                                        18,794               13,036
     Accrued expenses                                                               2,124                2,911
                                                                                ---------            ---------

          Total current liabilities                                                46,618               41,547
                                                                                ---------            ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued
     Common stock $.01 par value, 20,000,000 shares authorized;                       117                  117
          11,749,651 shares issued
     Additional paid-in capital                                                    10,727               10,727
     Retained earnings                                                              5,694                4,824
     Accumulated other comprehensive income--                                          22                   21
     cumulative translation adjustment
     Treasury stock (2,317,400 and 2,307,400 shares)                               (2,781)              (2,767)
                                                                                ---------            ---------

          Total stockholders' equity                                               13,779               12,922
                                                                                ---------            ---------

                                                                                $  60,397            $  54,469
                                                                                =========            =========


See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statement of Income (Unaudited)
     In thousands, except shares and per share data




                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           2003            2002
                                                                        ----------------------------
Net sales                                                                $  44,937       $ 40,417
Cost of goods sold                                                          41,741         37,579
                                                                         ----------      ---------
Gross profit                                                                 3,196          2,838
Selling, general and administrative expenses                                 1,522          1,378
                                                                         ----------      ---------

Operating income                                                             1,674          1,460
Interest expense                                                               226            267
                                                                         ----------      ---------

Income before income taxes                                                   1,448          1,193
Income taxes                                                                   578            459
                                                                         ----------      ---------

Net income                                                               $     870        $   734
                                                                         =========       =========

Weighted average shares outstanding:
     Basic                                                                   9,435         10,569
                                                                         =========       =========

     Diluted                                                                 9,541         10,699
                                                                         =========       =========

Earnings per share:
     Basic                                                                   $0.09          $0.07
                                                                         =========       =========

     Diluted                                                                 $0.09          $0.07
                                                                         =========       =========

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statement of Cash Flows (Unaudited)
     In thousands



                                                                                   Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2003           2002
                                                                               ----------------------------
Cash flows from operating activities:
     Net income                                                                 $   870       $    734
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                         17             21
               Translation adjustment                                                 1              1
               Transfer of restricted shares to key employee                                        16
               Changes in:
                    Trade accounts receivable                                    (5,468)        (7,631)
                    Inventories                                                  (1,103)         6,067
                    Other current assets                                          1,073           (123)
                    Trade accounts payable                                        5,758           (382)
                    Accrued expenses                                               (787)           171
                                                                               ---------      ---------
               Net cash provided by (used in) operating activities                  361         (1,126)
                                                                               ---------      ---------
Cash flows used in investing activities:
     Additions to fixed assets                                                       (5)            (3)
                                                                               ---------      ---------
Cash flows from financing activities:
     Net proceeds from notes payable - banks                                        100            800
     Purchase of treasury stock                                                     (14)
                                                                               ---------      ---------
               Net cash provided by financing activities                             86            800
                                                                               ---------      ---------
Net increase (decrease) in cash                                                     442           (329)
Cash at beginning of period                                                       1,072          1,147
                                                                               ---------      ---------
Cash at end of period                                                           $ 1,514       $    818
                                                                               =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                              $   277       $    273
          Income taxes                                                          $   205       $      3


See notes to consolidated financial statements

EMPIRE RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

1.   The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from an array of suppliers located throughout the world.

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

3.   Concentrations

While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for approximately 60% of the Company's purchases. The loss of this supplier could have a material adverse effect on the Company.

4.   Stock Options

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

                                                         For the Three Months Ended
                                                                March 31,
                                                   (in thousands, except per share amounts)
                                                  -------------------------------------------
                                                        2003                     2002
                                                  -----------------       -------------------
Reported net income                                   $     870               $     734
Stock-based employee compensation determined
under the fair value based method                             -                       -
                                                      ---------               ---------
Pro forma net income                                  $     870               $     734
                                                      =========               =========

Earnings per share:
    As reported
        Basic                                              $.09                    $.07
        Diluted                                            $.09                    $.07

    Pro-forma
        Basic                                              $.09                    $.07
        Diluted                                            $.09                    $.07


5.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventory consists primarily of semi-finished aluminum products.

6.   Notes Payable--Banks

The Company operates under a $60 million revolving line of credit, including a commitment to issue letters of credit with three commercial banks. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of Empire. Under the agreement, Empire is required to maintain working capital and net worth ratios, as defined by the loan agreement. These facilities expire on June 30, 2003. The Company is currently negotiating a new facility and believes it will be in place prior to the expiration date.

7.   Earnings Per Share

                                                              Three months ended
                                                                   March 31,
                                                                (in thousands)
                                                              ------------------
                                                              2003          2002
                                                              ----          ----
Weighted average shares outstanding-basic                    9,435        10,569

Dilutive effect of stock options                               106           130
                                                             -----        ------

Weighted average shares outstanding-diluted                  9,541        10,699
                                                             =====        ======



Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming

EMPIRE RESOURCES, INC.

the issuance of common shares for all dilutive potential common shares outstanding during the period.

8.   Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at March 31, 2003 amounted to approximately $8.5 million.

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

     Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2002. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

     These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

EMPIRE RESOURCES, INC.

General

     Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for approximately 60% of the Company's purchases. The loss of this supplier could have a material adverse effect on the Company.

Results of Operations (in thousands)

     Net sales increased $4,520, or 11.2%, from $40,417 in the first quarter of 2002 to $44,937 in the first quarter of 2003. During the first quarter of 2003, one of the Company's suppliers shipped a substantial backlog of material at one time. This backlog shipment represented the bulk of the increase in sales.

     Gross profit increased $358, or 12.6%, from the first quarter of 2002 to the first quarter of 2003. Gross profit as a percentage of sales increased from 7.0% to 7.1% as a result of favorable purchasing terms on some orders.

     Selling, general and administrative expenses increased by $144 or 10.4% from the first quarter of 2002 as compared to the first quarter of 2003. The increases were primarily the result of increases in salaries, legal expenses, and travel costs related to supplier and customer development.

     Interest expense decreased $41, or 15.4%, from $267 during the first quarter of 2002 to $226 during the first quarter of 2003. The decrease in interest expense is related to lower average levels of outstanding bank indebtedness and lower interest rate environment.

     The Company reported net income of $870 for the first quarter of 2003 compared to net income of $734 for the first quarter of 2002, or an increase of $136 from the same period in 2002.

Liquidity and Capital Resources (in thousands)

     The Company's cash balance increased $442, to $1,514 in the three month period ended March 31, 2003. Net cash of $361 was provided by operating activities, augmented by $100 of net cash provided by bank debt. The Company's cash balance fluctuates in relation to its receivables and inventory.

     At December 31, 2002, net unrealized gains on the Company's foreign exchange forward contracts amounted to approximately $1,067 as compared to $84 at March 31, 2003. These unrealized amounts were offset by like amounts on the underlying commitments which were hedged, and are reflected in the accompanying December 31, 2002 and March 31, 2003 balance sheets in other current assets and accrued expenses. The reduction in other current assets from $1,259 at December 31, 2002 to $186 at March 31, 2003 is attributable primarily to this reduction in net unrealized gains.

EMPIRE RESOURCES, INC.

     Empire currently operates under a $60 million revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets.

     Empire is required to maintain working capital and net worth ratios under these credit agreements. These facilities expire on June 30, 2003. The Company is currently negotiating a new facility and believes it will be in place prior to the expiration date.

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2003.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

     As of March 31, 2003 the Company had $29.9 million in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. This policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

     Generally, the Company's exposure on claims for defective material is small as the company refers all claims on defects back to the mill supplying the material. In the event that the Company does not believe the mill will honor a claim, the Company will record an allowance for inventory adjustments.

Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit totaling $8.5 million to certain of its suppliers. There have been no material changes to the Company's commitments

EMPIRE RESOURCES, INC.

and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

There have been no material changes to the Company's market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal controls.

     None.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

EMPIRE RESOURCES, INC.

The Company is party from time to time to ordinary litigation incidental to its business. The Company does not presently believe that any such litigation would have a material adverse effect on its results of operation or financial condition.

Item 2. Changes in Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.20 Credit Agreement Amendment Number 2 dated May 8, 2003.*

----------
* filed herewith

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K on March 31, 2003 containing CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.


By: /s/ Sandra Kahn
    ------------------------
    Sandra Kahn
    Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)
Dated: May 12, 2003

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

Date: May 12, 2003


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

Date: May 12, 2003


                                            By: /s/ Sandra Kahn
                                                -----------------------------
                                                   Sandra Kahn
                                                   Chief Financial Officer