Form 10-Q
period 2003-06-30
EMPIRE RESOURCES INC /NEW/
filed 2003-08-14
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ______ to ______

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

Yes [X]  No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,432,251 shares of common stock outstanding as of August 14, 2003.

                             EMPIRE RESOURCES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED June 30, 2003

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1     Financial Statements                                                                                 Page

           Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
           and December 31, 2002..................................................................................4

           Condensed Consolidated Statements of Income for the Three Months and Six
           Months Ended June 30, 2003 and 2002 (unaudited)........................................................5

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2003 and 2002 (unaudited).....................................................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).......................................7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................................................9

Item 3     Quantitative and Qualitative Disclosure of Market Risk.................................................12

Item 4     Controls and Procedures................................................................................12

PART II    OTHER INFORMATION......................................................................................13

Item 1     Legal Proceedings......................................................................................13

Item 2     Changes in Securities and Use of Proceeds..............................................................13

Item 3     Defaults Upon Senior Securities........................................................................13

Item 4     Submission of Matters to a Vote of Security Holders....................................................13

Item 5     Other Information......................................................................................14

Item 6     Exhibits and Reports on Form 8-K.......................................................................14

           Signatures.............................................................................................15

                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

Condensed Consolidated Balance Sheets
         In thousands, except shares and per share amounts


                                                                                  June 30,       December 31,
                                                                                -----------------------------
                                                                                    2003            2002
                                                                                -----------------------------
                                                                                (Unaudited)
ASSETS
Current assets:
     Cash                                                                           $ 1,873           $ 1,072
     Trade accounts receivable (net)                                                 29,591            24,255
     Inventories                                                                     32,052            27,832
     Other current assets                                                               238             1,259
                                                                                    -------           -------
          Total current assets                                                       63,754            54,418

Furniture and equipment (less accumulated depreciation of $354 and $347)                101                24
Deferred financing costs, net                                                            -                 27
                                                                                    -------           -------
                                                                                    $63,855           $54,469
                                                                                    -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                          $30,600           $25,600
     Trade accounts payable                                                          15,966            13,036
     Accrued expenses                                                                 2,894             2,911
                                                                                    -------           -------
          Total current liabilities                                                  49,460            41,547
                                                                                    -------           -------
Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 20,000,000 shares authorized;                         117               117
          11,749,651 shares issued
     Additional paid-in capital                                                      10,727            10,727
     Retained earnings                                                                6,307             4,824
     Accumulated other comprehensive income--                                            25                21
      cumulative translation adjustment
     Treasury stock (2,317,400 shares and 2,307,400 shares)                          (2,781)           (2,767)
                                                                                    -------           -------
          Total stockholders' equity                                                 14,395            12,922
                                                                                    -------           -------
                                                                                    $63,855           $54,469
                                                                                    =======           =======


See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income (Unaudited)
         In thousands, except per share amounts


                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                               ---------------------------      -------------------------
                                                                2003                2002         2003              2002
                                                               ---------------------------      -------------------------
Net sales                                                      $46,873             $37,838      $91,810           $78,255
Cost of goods sold                                              43,556              35,160       85,297            72,739
                                                               -------             ------       -------           -------
Gross profit                                                     3,317               2,678        6,513             5,516
Selling, general and administrative expenses                     1,489               1,389        3,011             2,767
                                                               -------             ------       -------           -------
Operating income                                                 1,828               1,289        3,502             2,749
Interest expense                                                   249                 260          475               527
                                                               -------             ------       -------           -------
Income before income taxes                                       1,579               1,029        3,027             2,222
Income taxes                                                       589                 392        1,167               851
                                                               -------             -------      -------           -------
Net income                                                     $   990             $   637      $ 1,860           $ 1,371
                                                               =======             =======      =======           =======
Weighted average shares outstanding:
     Basic                                                       9,432              10,564        9,433            10,564
                                                               =======             =======      =======           =======
     Diluted                                                     9,587              10,699        9,564            10,697
                                                               =======             =======      =======           =======
Earnings per share:
     Basic                                                     $  0.10               $0.06      $  0.20           $  0.13
                                                               =======             =======      =======           =======
     Diluted                                                   $  0.10               $0.06      $  0.19           $  0.13
                                                               =======             =======      =======           =======

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
         In thousands


                                                                                Six Months Ended
                                                                                    June 30,
                                                                              -------------------
                                                                               2003          2002
                                                                              -------------------
Cash flows from operating activities:
     Net income                                                               $ 1,860     $ 1,371
     Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
               Depreciation and amortization                                       34          42
               Translation adjustment                                               4           1
               Transfer of restricted shares to key employee                        0          30
               Changes in:
                    Trade accounts receivable                                  (5,336)     (3,950)
                    Inventories                                                (4,220)      9,397
                    Other current assets                                        1,021      (4,631)
                    Trade accounts payable                                      2,930      (2,440)
                    Accrued expenses                                             (394)      1,147
                                                                              -------     -------

               Net cash (used in) provided by operating activities             (4,101)        967
                                                                              -------     -------

Cash flows used in investing activities:
     Additions to fixed assets                                                    (84)         (4)
                                                                              -------     -------

Cash flows from financing activities:
    Proceeds from (repayments of) notes payable--banks                          5,000        (200)
     Purchase of treasury stock                                                   (14)        (57)
                                                                              -------     -------

               Net cash provided by (used in) financing activities              4,986        (257)
                                                                              -------     -------

Net increase in cash                                                              801         706
Cash at beginning of period                                                     1,072       1,147
                                                                              -------     -------

Cash at end of period                                                         $ 1,873     $ 1,853
                                                                              =======     =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                            $   568     $   449
          Income taxes                                                        $   982     $   673

     Dividends Payable                                                        $   377     $     -


See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world; however, one supplier presently accounts for more than 56% of the Company's purchases.

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

3.       Concentrations

While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for approximately 56% of the Company's purchases. The loss of this supplier could have a material adverse effect on the Company.

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

                                                  For the Three Months Ended        For the Six Months Ended
                                                          June 30,                          June 30,
                                                  (In thousands, except per         (In thousands, except per
                                                       share amounts)                    share amounts)
                                                  -------------------------      --------------------------
                                                   2003               2002        2003                2002
                                                  ------             ------      ------              ------
Reported net income                                 $990                $637     $1,860               $1,371
Stock-based employee compensation determined
 under the fair value based method                   (19)                (12)       (19)                 (12)

Pro forma net income                                $971                $625     $1,841               $1,359
                                                    ====                ====     ======               ======

Earnings per share:
    As reported
        Basic                                       $.10                $.06     $  .20               $  .13
        Diluted                                     $.10                $.06     $  .19               $  .13

    Pro-forma
        Basic                                       $.10                $.06     $  .20               $  .13
        Diluted                                     $.10                $.06     $  .19               $  .13

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventory consists primarily of semi-finished aluminum products.

6. Notes Payable--Banks

On June 19, 2003 the Company amended its revolving line of credit. The Company had operated under a $60 million line of credit, including a commitment to issue letters of credit with three commercial banks. This facility was scheduled to expire on June 30, 2003. The amendment provided for the extension of the line through June 30, 2006. The Company's improved asset management allowed for the reduction in the facility to $50 million yielding savings in the cost of the facility. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of the Company. Under the agreement, Empire is required to maintain certain working capital and net worth ratios, as defined by the loan agreement.

7. Earnings Per Share


                                                               Three months ended,            Six months ended,
                                                               2003         2002             2003         2002
                                                               ----         ----             ----         ----
Weighted average shares outstanding-basic                    9,432,251   10,563,763        9,433,466   10,563,763
Dilutive effect of stock options and warrants                  155,022      135,545          130,899      133,375
                                                             ---------   ----------        ---------   ----------
Weighted average shares outstanding-diluted                  9,587,273   10,699,308        9,564,365   10,697,138
                                                             =========   ==========        =========   ==========


Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

8. Dividends

On June 19, 2003, the Company declared a cash dividend of $0.04 per share to stockholders of record at the close of business on June 30, 2003. The dividend totaling $377,000 is included in accrued expenses at June 30, 2003 and was paid on July 16, 2003.

9. Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at June 30, 2003 amounted to approximately $7 million.

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

General

         Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier presently accounts for more than 56% of the Company's purchases.

Results of Operations (in thousands)

         Net sales increased $9,035, or 24%, from $37,838 in the second quarter of 2002 to $46,873 in the second quarter of 2003 and increased $13,555, or 17%, for the six month period. The increase in sales is due primarily to backlog shipments and additional availability from the Company's suppliers. The increase in sales represents the primary reason for the increase in net income for the three and six month periods.

         Gross profit increased $639, or 24%, from the second quarter of 2002 to the second quarter of 2003 and increased $997, or 18%, in the six month period. For the three and six month periods, gross profit as a percentage of sales remained stable.

         Selling, general and administrative expenses increased by $100 for the three month period and $244 for the six month period. These increases were primarily attributable to annual increases in salaries.

         Interest expense decreased $11, or 4%, from $260 during the second quarter of 2002 to $249 during the second quarter of 2003. The six month period interest expense decreased $52, or 10%. Interest expense decreased as a result of reductions in the floating interest rate on our credit facility.

         The Company reported net income of $990 for the second quarter of 2003 compared to net income of $637 for the second quarter of 2002, or an increase of $353 from the same period in 2002. For the six month period, the Company reported net income of $1,860 compared to $1,371 for the prior year, or an increase of $489.

Liquidity and Capital Resources (in thousands)

         The Company's cash balance increased $801, from $1,072 to $1,873, in the six month period ended June 30, 2003. Net cash of $4,101 was used in operating activities, offset by $4,986 of net cash provided by financing activities. Net cash used in operating activities was primarily the result of an increase in accounts receivable and inventories offset somewhat by an increase in trade payables. The increase in notes payable to banks allowed the Company to reduce its trade accounts payable. The Company's cash balance fluctuates primarily as a result of its levels of receivables and inventory.

         On June 19, 2003 the Company amended its revolving line of credit. The Company had operated under a $60 million line of credit, including a commitment to issue letters of credit with three commercial banks. This facility was scheduled to expire on June 30, 2003. The amendment provided for the extension of the line through June 30, 2006. The Company's improved asset management allowed for the reduction in the facility to $50 million yielding savings in the cost of the facility. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all assets of the Company. Under the agreement, Empire is required to maintain certain working capital and net worth ratios, as defined by the loan agreement.

         On June 19, 2003 Empire Resources, Inc. announced that its Board of Directors declared a cash dividend of $0.04 per share. The dividend totaling $377 was payable on July 16, 2003 to stockholders of record at the close of business on June 30, 2003. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to profitability and free cash flow and the other requirements of the business.

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Application of Critical Accounting Policies

         The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2003.

         Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

         As of June 30, 2003 the Company had $29.8 million in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The allowance for doubtful accounts was not changed during the quarter. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. This policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

         Generally, the Company's exposure on claims for defective material is small as the company refers all claims on defects back to the mill supplying the material. In the event that the Company does not believe the mill will honor a claim, the Company will record an allowance for inventory adjustments.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit totaling $7 million to certain of its suppliers. There have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party from time to time to litigation incidental to its business. The Company does not presently believe that any such litigation would have a material adverse effect on its results of operation or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of stockholders on June 12, 2003.

(b) All of the current directors, being William Spier, Nathan Kahn, Sandra Kahn, Harvey Wrubel, Jack Bendheim, Barry L. Eisenberg, Peter J. Howard, Nathan Mazurek and Morris J. Smith, were re-elected as directors at the annual meeting.

(c) At the annual meeting, two matters were voted upon by shareholders. The results were as follows:

Proposal 1 -- Election of Directors

WILLIAM SPIER
NATHAN KAHN
SANDRA KAHN

For all of the above: 8,392,527
Against all of the above: 272,500

HARVEY WRUBEL
JACK BENDHEIM
BARRY L. EISENBERG
PETER J. HOWARD
NATHAN MAZUREK
MORRIS J. SMITH

For all of the above:  8,354,495
Against all of the above:  272,500

Proposal 2 - Ratification of Eisner, LLP as independent accountants:

For:         8,345,127
Against:     292,900
Abstentions: 27,000

Item 5. Other Information.

         On June 19, 2003, the Company issued a press release to announce a dividend for the second quarter and the expansion of its stock repurchase program. As of the date of this filing, the Company has repurchased a total of 2,317,400 shares at an average cost per share of $1.20.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.                             Description
10.21          Amendment No. 3 to Credit Agreement dated June 19, 2003*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934)*

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

-------------------------
*   Filed herewith

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated May 14, 2003 disclosing the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2003