Form 10-Q
period 2003-09-30
EMPIRE RESOURCES INC /NEW/
filed 2003-11-13
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,528,251 shares of common stock outstanding as of November 10, 2003

                             EMPIRE RESOURCES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2003
             (unaudited) and December 31, 2002........................................4

          Condensed Consolidated Statements of Income for the Three Months and Nine
             Months Ended September 30, 2003 and 2002 (unaudited).....................5

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and 2002 (unaudited)..................................6

          Notes to Condensed Consolidated Financial Statements (unaudited)............7

Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................9

Item 3    Quantitative and Qualitative Disclosure of Market Risk.....................13

Item 4    Controls and Procedures....................................................13

PART II   OTHER INFORMATION..........................................................14

Item 1    Legal Proceedings..........................................................14

Item 2    Changes in Securities and Use of Proceeds..................................14

Item 3    Defaults Upon Senior Securities............................................14

Item 4    Submission of Matters to a Vote of Security Holders........................14

Item 5    Other Information..........................................................14

Item 6    Exhibits and Reports on Form 8-K...........................................14

          Signatures.................................................................15

                                  Introduction

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts

                                                                           September 30,   December 31,
                                                                               2003            2002
                                                                           -------------   ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash                                                                       $ 1,240         $ 1,072
   Trade accounts receivable (net)                                             28,704          24,255
   Inventories                                                                 32,149          27,832
   Other current assets                                                         2,545           1,259
                                                                              -------         -------
      Total current assets                                                     64,638          54,418

Furniture and equipment (less accumulated depreciation of $369 and $347)          142              24
Deferred financing costs, net                                                       0              27
                                                                              -------         -------
                                                                              $64,780         $54,469
                                                                              =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                                      $31,000         $25,600
   Trade accounts payable                                                      15,915          13,036
   Accrued expenses                                                             2,824           2,911
                                                                              -------         -------
      Total current liabilities                                                49,739          41,547
                                                                              -------         -------
Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock $.01 par value, 5,000,000 shares authorized;
      none issued
   Common stock $.01 par value, 20,000,000 shares authorized;
      11,749,651 shares issued                                                    117             117
   Additional paid-in capital                                                  10,748          10,727
   Retained earnings                                                            6,813           4,824
   Accumulated other comprehensive income--
      cumulative translation adjustment                                            26              21
   Treasury stock (2,221,400 shares and 2,307,400 shares)                      (2,663)         (2,767)
                                                                              -------         -------
      Total stockholders' equity                                               15,041          12,922
                                                                              -------         -------
                                                                              $64,780         $54,469
                                                                              =======         =======

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share data

                                               Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               ------------------   --------------------
                                                 2003       2002       2003       2002
                                               --------   -------   ---------   --------
Net sales                                       $46,645   $40,567    $138,455   $118,821
Cost of goods sold                               43,373    37,763     128,670    110,501
                                                -------   -------    --------   --------
Gross profit                                      3,272     2,804       9,785      8,320
Selling, general and administrative expenses      1,514     1,461       4,525      4,228
                                                -------   -------    --------   --------
Operating income                                  1,758     1,343       5,260      4,092
Interest expense                                    251       274         726        801
                                                -------   -------    --------   --------
Income before income taxes                        1,507     1,069       4,534      3,291
Income taxes                                        620       411       1,787      1,261
                                                -------   -------    --------   --------
Net income                                      $   887   $   658    $  2,747   $  2,030
                                                =======   =======    ========   ========
Weighted average shares outstanding:
   Basic                                          9,469     9,676       9,445     10,261
                                                =======   =======    ========   ========
   Diluted                                        9,784     9,819       9,638     10,399
                                                =======   =======    ========   ========
Earnings per share:
   Basic                                        $  0.09   $  0.07    $   0.29   $   0.20
                                                =======   =======    ========   ========
   Diluted                                      $  0.09   $  0.07    $   0.29   $   0.20
                                                =======   =======    ========   ========

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                               2003      2002
                                                             -------   -------
Cash flows from operating activities:
   Net income                                                $ 2,747   $ 2,030
   Adjustments to reconcile net income to net cash used in
      operating activities:
            Depreciation and amortization                         49        63
            Deferred income taxes                                  0         0
            Translation adjustment                                 5         1
            Transfer of restricted shares to key employee          0        43
            Changes in:
               Trade accounts receivable                      (4,449)   (6,271)
               Inventories                                    (4,317)    4,597
               Other current assets                           (1,286)      237
               Trade accounts payable                          2,879    (1,776)
               Accrued expenses                                 (468)       45
                                                             -------   -------
         Net cash used in operating activities                (4,840)   (1,031)
                                                             -------   -------
Cash flows used in investing activities:
   Additions to fixed assets                                    (140)      (16)
                                                             -------   -------
Cash flows from financing activities:
   Proceeds - stock options exercised                            139         0
   Dividends Paid                                               (377)        0
   Purchase of treasury stock                                    (14)   (1,428)
   Proceeds from notes payable - banks                         5,400     2,300
   Costs relating to financing                                     0        (3)
                                                             -------   -------
         Net cash provided by financing activities             5,148       869
                                                             -------   -------
Net increase (decrease) in cash                                  168      (178)
Cash at beginning of period                                    1,072     1,147
                                                             -------   -------
Cash at end of period                                        $ 1,240   $   969
                                                             =======   =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                               $   791   $   746
      Income taxes                                           $ 1,679   $   933

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd. ("Hulett") presently accounts for more than 56% of the Company's purchases. (See Note 3)

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent for the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

3. Concentrations

While the Company maintains long-term supply relationships with several foreign mills, Hulett Aluminium Ltd. presently accounts for approximately 56% of the Company's purchases. The loss of this supplier could have a material adverse effect on the Company.

On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett, the Company's principal supplier. The petition relates to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett produces numerous other products that the Company presently imports. Hulett announced that it will contest the allegations, which it believes are flawed. It is expected that the investigation could take up to a year to complete.

The Company is unable to assess the specifics of the allegations against Hulett at this time as the key economic data has been redacted from the petition. Counsel has advised the Company that, in general, anti-dumping duties may only be assessed prospectively. According to counsel, two conditions must be met for an anti-dumping duty to be assessed. First, the DOC must decide that the product is being sold in the United States at less than fair value. Second, the ITC must determine that the United States' industry is materially injured or threatened with material injury by reason of the imports.

EMPIRE RESOURCES, INC.

The Company has been assured by Hulett that it will continue to ship the product, pending the results of the investigation. In the event that Hulett, in the future, ceases supply of the product and if the Company is unable to secure an alternative source of supply for the product at comparable volumes and prices, the Company's future results of operations could be adversely affected. Sales of the product, subject to the petition, in the nine-months ended September 30, 2003 represented approximately 17% of the Company's revenues for the period.

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

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                               ------------------   -----------------
                                                  2003    2002        2003     2002
                                                  -----   -----      ------   ------
Reported net income                               $ 887   $ 658      $2,747   $2,030
Stock-based employee compensation determined
   under the fair value based method                  0       0         (19)     (12)
                                                  -----   -----      ------   ------
Pro forma net income                              $ 887   $ 658      $2,728   $2,018
                                                  =====   =====      ======   ======
Earnings per share:
As Reported:
   Basic                                          $0.09   $0.07      $ 0.29   $ 0.20
   Diluted                                        $0.09   $0.07      $ 0.29   $ 0.20
Pro forma:
   Basic                                          $0.09   $0.07      $ 0.29   $ 0.20
   Diluted                                        $0.09   $0.07      $ 0.28   $ 0.19

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventory consists primarily of semi-finished aluminum products.

6. Notes Payable--Banks

The Company operates under a $50,000,000 committed credit facility with three commercial banks. This facility which was renewed on June 19, 2003, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in

EMPIRE RESOURCES, INC.

substantially all its assets. Under the agreement, Empire is required to maintain working capital and net worth ratios, as defined by the loan agreement.

7. Earnings Per Share

                                                  Three months ended       Nine months ended
                                                     September 30,           September 30,
                                                ---------------------   ----------------------
                                                  2003        2002        2003         2002
                                                ---------   ---------   ---------   ----------
Weighted average shares outstanding-basic       9,469,121   9,676,396   9,445,482   10,261,159
Dilutive effect of stock options and warrants     314,687     142,550     192,161      137,557
                                                ---------   ---------   ---------   ----------
Weighted average shares outstanding-diluted     9,783,808   9,818,946   9,637,643   10,398,716
                                                =========   =========   =========   ==========

Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

8. Dividends

On September 4, 2003, the Board of Directors of the Company declared a cash dividend of $0.04 per share to stockholders of record at the close of business on September 19, 2003. The dividend totaling $381,000 is included in accrued expenses at September 30, 2003 and was paid on October 1, 2003.

9. Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at September 30, 2003 amounted to approximately $3.6 million.

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

     Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs, the imposition of anti-dumping duties on the products imported including those produced by Hulett Aluminium Ltd.; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2002. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

     These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier, Hulett Aluminium Ltd., ("Hulett") presently accounts for more than 56% of the Company's purchases.

On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett. The petition relates to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett produces numerous other products that the Company presently imports. Hulett announced that it will contest the allegations, which it believes are flawed. It is expected that the investigation could take up to a year to complete.

The Company is unable to assess the specifics of the allegations against Hulett at this time as the key economic data has been redacted from the petition. Counsel has advised the Company that, in general, anti-dumping duties may only be assessed prospectively. According to counsel, two conditions must be met for an anti-dumping duty to be assessed. First, the DOC must decide that the product is being sold in the United States at less than fair value. Second, the ITC must determine that the United States' industry is materially injured or threatened with material injury by reason of the imports.

The Company has been assured by Hulett that it will continue to ship the product, pending the results of the investigation. In the event that Hulett, in the future, ceases supply of the product and if the Company is unable to secure an alternative source of supply for the product at comparable volumes and prices, the Company's future results of operations could be adversely affected. Sales of the product, subject to the petition, in the nine-months ended September 30, 2003 represented approximately 17% of the Company's revenues for the period.

Results of Operations (in thousands)

     Net sales increased $6,078, or 15%, from $40,567 in the third quarter of 2002 to $46,645 in the third quarter of 2003. Net sales for the nine month period increased $19,634, or 17%, from $118,821 to $138,455. The increase in sales is due primarily to continued strong availability from the Company's principal suppliers.

     Gross profit increased $468, or 17%, from $2,804 in the third quarter of 2002 to $3,272 in the third quarter of 2003, and increased $1,465, or 18%, from $8,320 in the nine month period of 2002 to $9,785 in the nine month period of 2003. For the three and nine month periods gross profit as a percentage of sales remained relatively stable, at approximately 7%.

     Selling, general and administrative expenses amounted to $1,514 in the third quarter of 2003 and $1,461 in 2002, an increase of $53. For the nine month period SG&A expenses increased $297 from $4,228 in 2002 to $4,525 in 2003. The increase is due to increases in payroll and legal expenses.

     Interest expense decreased $23, or 8%, from $274 in the third quarter of 2002 to $251 in the third quarter of 2003, and decreased $75 or 9%, from $801 in the nine months ended 2002 to $726 in the nine months ended 2003. The decrease in interest expense is due to decreases in the variable rate of interest on the Company's revolving line of credit.

     The Company reported net income of $887 for the third quarter of 2003 compared to net income of $658 for the third quarter of 2002, and net income of $2,747 in the nine month period ended September 30, 2003 compared to net income of $2,030 in the corresponding 2002 period. The Company's increase in net income is principally the result of its increased sales without as large of a corresponding increase in its SG&A expenses.

Liquidity and Capital Resources (in thousands, except per share data)

     The Company's cash balance increased $168 to $1,240 in the nine month period ended September 30, 2003. Net cash of $4,840 was used in operating activities primarily to fund an increase in accounts receivable and inventories offset by a smaller increase in trade accounts payable. Net cash provided by financing activities amounted to $5,148 for the nine month period ended 2003. This was primarily a result of proceeds of $5,400 in connection with bank debt.

     Empire currently operates under a $50,000 revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. Borrowings under this line of credit is collateralized by security interests in substantially all of Empire's assets. Empire is required to maintain working capital and net worth ratios under this credit agreement. This facility, which was renewed on June 19, 2003 will expire on June 30, 2006.

     On September 4, 2003 Empire Resources Inc. announced that its Board of Directors declared a cash dividend of $0.04 per share. The dividend totaling $381 was payable on October 1, 2003 to shareholders of record at the close of business on September 19, 2003. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2003.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

     As of September 30, 2003 the Company had $28.9 million in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The allowance for doubtful accounts was not changed during the quarter. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. This policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

     Generally, the Company's exposure on claims for defective material is small as the Company refers all claims on defects back to the mill supplying the material. In the event that the Company does not believe the mill will honor a claim, the Company will record an allowance for inventory adjustments.

Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit totaling $3.6 million to certain of its suppliers. There have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 4, 2003, the Company issued a press release to announce a dividend for the third quarter for stockholders of record on September 19, 2003. The dividend was paid on October 1, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following are included as exhibits to this report:

Exhibit No.                              Description
-----------                              -----------
   31.1       Certification of Chief Executive Officer pursuant to Rule
              13a-14(a) of the Securities Exchange Act of 1934*

   31.2       Certification of Chief Financial Officer pursuant to Rule
              13a-14(a) of the Securities Exchange Act of 1934*

   32.1       Certifications of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------
* Filed herewith

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated August 11, 2003 disclosing the Company's August 8th press release related to its announcement of second quarter fiscal 2003 results.

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

Dated: November 13, 2003