Form 10-K
period 2003-12-31
EMPIRE RESOURCES INC /NEW/
filed 2004-03-30
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[x]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended December 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ____________ to ____________

                        Commission file number 001-12127

                             EMPIRE RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                 22-3136782
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of
  Incorporation or Organization)         (I.R.S. Employer Identification No.)

                                One Parker Plaza
                               Fort Lee, NJ 07024
                    (Address of Principal Executive Offices)

                                  201 944-2200
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange on
          Title of each class                              which registered
          -------------------                         ------------------------

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

     The number of shares of common stock outstanding as of March 15, 2004, was 9,528,251.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

                             EMPIRE RESOURCES, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX

10-K Part
and Item No.                                                                Page
------------                                                                ----
                                     Part I
Item 1      Business                                                          3

Item 2      Properties                                                        9

Item 3      Legal Proceedings                                                 9

Item 4      Submission of Matters to a Vote of Security Holders               9

                                     Part II

Item 5      Market for Common Equity and Related Stockholder Matters          9

Item 6      Selected Financial Data                                          11

Item 7      Management's Discussion and Analysis of Financial Condition
               and Results of Operation                                      12

Item 7A     Quantitative and Qualitative Disclosures About Market Risk       18

Item 8      Financial Statements and Supplementary Data                      19

Item 9      Changes In and Disagreements With Accountants On Accounting
               and Financial Disclosure                                      19

Item 9A     Controls and Procedures                                          19

                                     Part III

Item 10.    Directors and Executive Officers of the Registrant               19

Item 11.    Executive Compensation                                           20

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    20

Item 13.    Certain Relationships and Related Transactions                   20

Item 14.    Principal Accountant Fees and Services                           20

                                      Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                      20

Signatures                                                                   23

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; the imposition of anti-dumping duties against on the products imported by the Company; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more of the Company's principal supplier or key executives; increased credit risk from customers; failure of the government to renew the generalized system of preference, which provides preferential tariff treatment for certain of the Company's imports; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Certain Factors Affecting Future Operating Results," beginning on page [14]. Readers should carefully review the factors described under "Certain Factors Affecting Future Operating Results" and should not place undue reliance on our forward-looking statements.

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

     The Company is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and in Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in North America who receive commissions on sales. Empire-Pacific acts as the Company's sales agent in Australia and New Zealand. The Company purchases from suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd., furnished approximately 55% of the Company's products in 2003. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

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

     Expand Volumes and Product Breadth with Existing Suppliers and Customers. The Company strives to lever its existing long-standing relationships with suppliers and customers through increased volume with existing product lines and by adding new product lines that are within the suppliers' range of production and/or within the customers ranges of usage that are saleable in the Company's marketing area. The Company believes that by pursuing this strategy it will increase its volume with its existing suppliers while at the same time establishing new markets resulting in increased volume and market presence.

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

     Acquire Capability to Provide Additional Value Added Services. The Company may seek to acquire the capability to provide its customers with additional value-added services (such as various processing, manufacturing, finishing, and or distribution services). The Company may accomplish this through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

     Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. The Company's warehouse and distribution facility in Baltimore serves the dual purpose of: (a) providing depot/warehousing capacity for just-in-time delivery and (b) providing handling capability and inventory control at the Baltimore port of entry, the Company's most active import location. This arrangement reduces freight and handling expenses while concurrently increasing efficiency, and enables the Company to monitor deliveries and serve customers more effectively. The Company is currently reviewing the possibility of adding additional facilities in other locations and/or expanding and enhancing its Baltimore location.

The Industry

     Semi-finished aluminum products are produced by processing primary aluminum and or aluminum scrap. A product is considered "semi-finished" if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products, and aluminum powder and paste.

     Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. The Company believes that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. However, according to CRU Monitor, an industry publication, shipments in North America for mill aluminum products in during 2003 decreased approximately 2% from shipments in 2002.

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

     The Company carefully monitors the timing and processing of orders to meet customers' needs and commits to deliver orders within a time-period mutually agreed with the customer -- generally within a 30 day window. The Company maintains constant and ongoing communication with its suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

     The Company primarily sells its products through its own marketing and sales personnel. In addition, the Company sells its products through independent sales agents located in North America who receive a commission on sales. The Company's inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

Backlog

     At December 31, 2003, the amount of backlog of firm orders was approximately $53 million, (as compared to $52 million at December 31, 2002) representing orders received from customers and placed into production with the Company's suppliers. The Company expects to fill and invoice substantially all of the orders backlogged at December 31, 2003 by June 30, 2004.

Suppliers

     The Company enjoys exclusive representation arrangements with several foreign mills; however one supplier, Hulett Aluminium Ltd, furnished approximately 55% of the Company's product in 2003. See Item 7 beginning on page 12 for information about the Company's relationship with Hulett. The Company provides important services to its suppliers in various ways, including:

     o serving as an integrated marketing, distribution, and service channel for export volume;

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

     During 2003 the Company continued to work with existing suppliers and continued to explore other sources to underpin its position in the market.

Customers

     The Company serves approximately 200 customers in diverse industries, including transportation, automobile, housing, appliances and packaging. In 2003, the top ten customers of the Company represented approximately 36% of its sales, with one customer accounting for 14% of total sales. These customers included six full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

     The Company's customers are located throughout the United States and Canada and, to a lesser extent, Australia and New Zealand. The Company's U.S. customer base is not regional.

     The following table summarizes the Company's revenues for the past three years by geographic region.

--------------------------------------------------------------------------------
                                                       Net Sales (In thousands)
--------------------------------------------------------------------------------
                                                       2003      2002      2001
--------------------------------------------------------------------------------
United States                                        148,108   127,327   113,915
--------------------------------------------------------------------------------
Canada & Pacific Rim                                  36,308    31,411    29,320
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                                184,416   158,738   143,235
--------------------------------------------------------------------------------

     The Company insures its accounts receivable against credit risk by purchasing credit insurance. This insurance is generally subject to a 10% co-insurance provision with respect to each claim and there are limits on the amount of credit that the Company's insurance carrier will underwrite with respect to each customer. The company may decide based on its own judgments to exceed the limits granted by the credit insurance provider.

Transportation

     The Company arranges for the transportation to customers of the products that they purchase. When the Company purchases products from an overseas supplier, it accepts delivery either at the port in the supplier's home country or at the port of destination. If the Company takes delivery at a foreign port, it will generally arrange for transportation to the port of destination on regularly scheduled port-to-port sea-going transportation. Upon delivery of the products at the destination port, the Company uses trucking and rail services to deliver the products to its customers.

Competition

     The Company's principal competitors are North American aluminum producers, including Alcoa Inc. and Alcan Aluminum Limited, which dominate the aluminum industry in North America. These companies are significantly larger and have significantly greater financial resources than the Company. The Company also competes with other importers and agents that act for foreign aluminum producers. The Company's principal means of competition is customer service, including providing value-added services to its customers. The Company believes that agents of foreign mills are generally less capable of serving the needs of North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that the Company offers its customers.

Employees

     As of December 31, 2003, the Company had approximately 30 employees, all of whom were full-time employees. The Company also has independent sales representatives located in the United States. None of these employees are represented under a collective bargaining agreement.

     Empire-Pacific, a wholly-owned subsidiary of the Company, has eight employees in Australia.

Available Information

     We maintain a company website at www.empireresources.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission ("SEC") available to investors on or through our website free of charge as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC. The contents of our website do not constitute a portion of this report.

     The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are a available. This website may be accessed at http://www.sec.gov.

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

     The table below sets forth the high and low sales prices for the common stock as reported by AMEX for the periods indicated.

                                                    Common Stock
                                    --------------------------------------------
                                          2003                         2002
                                    ---------------     Cash     ---------------
Period                               High      Low    Dividend    High      Low
------                              ------   ------   --------   ------   ------
1st Quarter......................   $1.590   $1.050              $1.000   $0.800
2nd Quarter......................   $2.230   $1.090     $0.04    $1.450   $0.800
3rd Quarter......................   $3.240   $2.000     $0.04    $1.300   $0.950
4th Quarter......................   $4.230   $2.470     $0.08    $1.700   $0.950

     On March 15, 2004, the closing price of the common stock on the American Stock Exchange was $3.30 and there were 43 holders of record of the Common Stock, and approximately 1,000 beneficial holders of common stock.

     The Company did not sell any unregistered equity securities in 2003.

Dividends

     On June 19, 2003 the Board of Directors of the Company declared its first ever dividend on its common stock. In declaring the first dividend in its history, the Company determined that it was able to return some of its cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities.

     The Board of Directors declared a cash dividend of $0.04 per share on June 19th, and September 4th. On December 5th the Board of Directors of the Company declared a regular cash dividend of $0.04 per share and a special dividend of $.04 per share. The Board of Directors intends to review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to profitability and free cash flow and the other requirements of the business; there can be no assurance that dividends will be paid in the future.

Share Repurchase

     In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock. In December 2000, the Board of Directors authorized an increase in the share repurchase program from 1 million shares to 1.5 million shares. On June 18, 2002 the Board of Directors authorized an additional increase in the share repurchase program of 1 million shares. This brought the total authorized number of shares available under the repurchase program to 2.5 million. As of December 31, 2003, the Company had repurchased a total of 2,267,400 shares for an aggregate cost of $2,731,049. The Company also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1996 Stock Option Plan (the "1996 Plan").

                                                        Equity Compensation Plan Information
                                     --------------------------------------------------------------------------
                                     Number of securities to be
                                     issued upon exercise of      Weighted Average      Number of securities
                                     outstanding options as of    exercise price of     remaining available for
Plan category                        December 31, 2003            outstanding options   future issuance
-------------                        --------------------------   -------------------   -----------------------
                                                (a)                        (b)                    (c)
Equity compensation plans approved
   by security holders                        555,933                      1.30                 577,000

Equity compensation plans not
   approved by security holders                  -                           -                     -

       Total                                  555,933                      1.30                 577,000

ITEM 6 SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. As a result of the reverse merger completed on September 17, 1999, the Company has been treated as a continuation of the business of Empire, and accordingly, the accompanying financial data are the financial data of Empire and Empire Resources Pacific Ltd., and include the results of operations of Integrated and its subsidiaries (which have been minimal) only from September 17, 1999. Pro forma net income and pro forma earnings per share reflect provisions for income taxes as if Empire, which was taxed as an S corporation until September 17, 1999, had been treated as a C corporation for all of 1999. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

------------------------------------------------------------------------------
                                        Years Ended December 31,
------------------------------------------------------------------------------
                               In thousands, except per share information
------------------------------------------------------------------------------
                            2003       2002       2001       2000       1999
------------------------------------------------------------------------------
Operating Data:
------------------------------------------------------------------------------
Net Sales                 $184,416   $158,738   $143,235   $165,328   $107,112
------------------------------------------------------------------------------
Operating Income          $  6,775   $  4,992   $  4,083   $  5,041   $  4,273
------------------------------------------------------------------------------
Net Income                $  3,544   $  2,370   $  1,296   $  1,041   $  1,309*
------------------------------------------------------------------------------
   Share Data:
------------------------------------------------------------------------------
Weighted average shares
            outstanding
------------------------------------------------------------------------------
                  Basic      9,466     10,049     10,956     11,346      7,328*
------------------------------------------------------------------------------
                Diluted      9,702     10,189     11,091     11,445      7,356*
------------------------------------------------------------------------------
    Earnings Per Share:
------------------------------------------------------------------------------
                  Basic       $.37       $.24       $.12       $.09      $0.18*
------------------------------------------------------------------------------
                Diluted       $.37       $.23       $.12       $.09      $0.18*
------------------------------------------------------------------------------

*Pro Forma

--------------------------------------------------------------------------------
Balance Sheet Data:                             As of December 31,
--------------------------------------------------------------------------------
                                   2003      2002      2001      2000      1999
--------------------------------------------------------------------------------
Total Assets                     $74,502   $54,469   $52,762   $69,110   $46,398
--------------------------------------------------------------------------------
Working Capital                  $14,962   $12,871   $11,823   $10,946   $10,065
--------------------------------------------------------------------------------
Stockholders' Equity             $15,119   $12,922   $11,944   $11,101   $10,176
--------------------------------------------------------------------------------

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a distributor of value added, semi-finished aluminum products. Consequently, the Company's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one supplier accounted for approximately 55% of the Company's purchases for the year ended December 31, 2003, and three largest suppliers accounted for 73% of 2003 purchases.

The Company's ability to succeed during the past year was driven in part by continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of its service to its suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the establishment of a proprietary on-line service modules for customers to track their shipments. This bolstered the Company's commitment to service and customer satisfaction. The Company has also used its excellent customer relationships to leverage sales per employee. Because the Company has always engaged in a strategy of developing long term relationships, it has been able to build sales volume without a similar increase in SG&A. The stable customer and supplier base has enabled the Company to increase its purchases from its suppliers and to sell the majority of these quantities to its existing customer base. While this does expose the Company to concentration risks, it has provided the foundation of the Company's growth and performance.

Critical Accounting Policies

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements. The Company has not adopted any significant new accounting policies during the period ended December 31, 2003.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims.

   Allowance for Doubtful Accounts

     As of December 31, 2003, the Company had $25,914,000 in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority but not all of its customers. In general, this policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

Accruals for Inventory Claims

     Generally, the Company's exposure on claims for defective material is small as the company refers all claims on defects back to the Mill supplying the material. In the event that the Company does not believe the Mill will honor a claim, the Company will record an allowance for inventory adjustments.

  Comparison of Fiscal Years Ended December 31, 2003 and 2002 (in thousands)

     Net sales increased $26,000 or 16% during 2003, due to expanded shipments from the Company's existing supplier base. The Company's ability to increase its supply was the main factor for its success in 2003. The ability to obtain additional product from its suppliers is the main factor for its growth in 2003 and is the primary reason for the increase in sales. The Company successfully placed increased volumes primarily within its existing customer base. The Company's top ten customers represented 36% of sales in 2003 as compared to 35% in 2002. Prices of aluminum for most of 2003 were essentially flat.

The Company's net income grew during this same period by 50%. The Company through long term planning and use of technology did not have to increase SG&A by the same percentage as its sales increased to serve its customers. This strategy, while allowing for growth, also exposes the Company to customer concentration risks.

The Company benefited from the low interest rate environment. Should the interest rate environment change, the results of the Company could be adversely affected.

The Company's inventory increased by $14,216 for the year ended December 2003. The Company's increase in inventory supported its increased sales. In addition, as the Company's customers became increasingly sensitive to timely shipments the Company extended its efforts by allowing additional time to stage material in its private or public warehouses to achieve timely customer deliveries. This effort increased inventories to ensure customer satisfaction.

  Comparison of Fiscal Years Ended December 31, 2002 and 2001 (in thousands)

     Net sales increased by 10.8% from 2001 to 2002. The Company pursued additional volumes from its principal suppliers which resulted in the higher sales volume for the year. Gross profit increased by 18% during the same period. The Company expanded its value added sales program, which has contributed to the overall increase in gross margin. In addition, the Company has operated more efficiently in purchasing and managing freight costs.

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

Liquidity and Capital Resources (in thousands)

     The Company's cash balance increased by $405 in the year ended December 31, 2003. Net cash of $7,581 was used in operating activities, while $8,167 of net cash was provided by financing activities. Increase in inventories at year end was the most significant contributor to the increased use of cash. The increase in inventories supports the Company's increased volume of shipments.

     The $8,167 of net cash provided by financing activities was primarily the result of borrowings under the Company's line of credit.

     Empire currently operates under a revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. The maximum availability of this facility is $50 million. Borrowings under these lines of credit are collateralized by security interests in substantially all of Empire's assets. Under these credit agreements, Empire is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2006. As of December 31, 2003, the amount outstanding under the Company's revolving lines of credit was $38.9 million (including letters of credit of approximately $4.5 million). Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies (in thousands)

                       Less than 1 Year   1-3 Years   4-5 Years   After 5 years
Bank Debt                   34,400             -          -             -

Operating leases               430            227         -             -

Letters of credit            4,500             -          -             -

     Empire has contingent liabilities in the form of letters of credit to some of its suppliers.

     CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company is Highly Dependent on a Few Suppliers.

     The Company purchased approximately 55% of its products from one supplier in 2003 and approximately 73% from its three largest suppliers. As a result, the termination or limitation by one or more of the Company's largest suppliers of their relationship with the Company could have a material adverse effect on the Company's business and results of operations. In addition, the Company's loss of any one of its other suppliers (or material default by any such supplier in its obligations to the Company) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to the Company, or for any other reason, could have a material adverse effect on the Company's business.

The Company is Highly Dependent on a Few Significant Customers.

     The Company's sales are highly concentrated to a few customers. In 2003, 36% of the Company's revenues were derived from sales to ten customers. One major customer accounted for approximately 14% of the Company's consolidated net sales for the year ended December 31, 2003. As a result, any material reduction in sales to any of these customers could have a material adverse effect on the Company's business.

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

Changing Aluminum Prices Could Impact the Company's Profit Margins.

     The Company relies on long-term relationships with its suppliers, but generally has no long-term, fixed-price purchase contracts; it purchases at prevailing market prices at the time orders are placed, typically with discounts for quantity purchases. The aluminum industry is highly cyclical, and the prices that the Company pays for aluminum and the prices it charges will be influenced by a variety of factors outside of its control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, and currency fluctuations. While the Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts, there exists the risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

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

The Company is Exposed to Credit Risk from its Customers.

     The Company does not require collateral for customer receivables. The Company has significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair the collectability of these receivables. The Company carries credit insurance with a 10% co-pay provision and specific limits on each customer's receivables. The Company sometimes elects to exceed these specific credit limits. The Company's failure to collect a significant portion of the amount due on its receivables directly from customers or through insurance claims (or other material default by customers) could have a material adverse effect on the Company's financial condition and results of operations. In selected instances the co-pay may be increased.

Rising Interest Rates may Increase Our Borrowing Costs

     Our borrowings are primarily short-term Libor based loans. If interest rates rise, our cost of borrowing will increase and lower our profitability. Higher interest rates may also adversely affect some of the markets for our products, such as transportation, housing and commercial construction.

Increased Tariffs Could Adversely Affect the Company's Financial Condition.

     During 2003, in excess of 70% of sales of the Company represented sales of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preferences (GSP). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after it expires on December 31, 2006. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to its customers, the Company's profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

Antidumping and Other Duties Could be Imposed on the Company, its Suppliers and their Products.

     The imposition of an antidumping or other increased duty on any products imported by the Company could have a material adverse effect on the Company's financial condition. For example, under United States' law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International Trade Commission (the "ITC") must determine that the United States' industry is materially injured or threatened with material injury by reason of the imports. The ITC's determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.

     On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett Aluminium Ltd, the Company's major supplier of aluminum products. The petition relates to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett produces numerous other products that the Company presently imports. Hulett announced that it would contest the allegations, which it believes are flawed. It is expected that the investigation could take up to a year to complete.

     As part of the investigation, Empire Resources presented data required by the ITC; a hearing was held and the ITC voted that the investigation should continue. The second phase of the investigation is conducted by the DOC which must be completed by Hulett Aluminum. The findings from the DOC are expected in May or June of 2004. Should the DOC find that there was dumping in the United States' market, the ITC would begin an injury phase of the investigation to determine what if any tariffs should be imposed.

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

The Company is Exposed to Increased Energy Costs.

     To the extent that the Company utilizes both over-the-road and ocean transportation, the imposition of any additional fuel or bunker surcharges may adversely affect the Company's results. Should the Company be unable to pass along any such changes to its customers, the Company's results would be adversely affected.

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

     At December 31, 2003, net unrealized gains on the Company's foreign exchange forward contracts amounted to approximately $2,176,000 as compared to $1,067,000 at December 31, 2002 and net unrealized losses on aluminum futures contracts amounted to approximately $1,613,000 as compared to $133,000 in 2002. These unrealized amounts were offset by like amounts on the underlying commitments which were hedged, and are reflected in the accompanying 2003 and 2002 balance sheet in other current assets ($3,129,000), inventory ($563,000) and accrued expenses ($2,566,000). Unrealized amounts are reflected on the 2002 balance sheet in other current assets ($1,067,000), inventory ($133,000) and accrued expenses ($1,200,000).

ITEM 8. FINANCIAL STATEMENTS

     Furnished at end of report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two years, the Company has not made changes in, and has not had disagreements with its independent accountant on accounting and financial disclosures

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Executive Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") prior to April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements:

The consolidated financial statements of the Company and report of the Company's independent public accountants incorporated herein are included in Item 8 of this Report, as follows:

Report of Independent Certified Public Accountants                           F-1
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Income                                            F-3
Consolidated Statements of Changes in Stockholders' Equity                   F-4
Consolidated Statements of Cash Flows                                        F-5
Notes to Consolidated Financial Statements                                   F-6

2. Financial Statement Schedules:

A statement regarding the computation of per share earnings is attached as
Exhibit 11.1 Other schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:

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

3.5 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to the correspondingly numbered exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.2 Amendment No. 1 to Employment Agreement and Noncompetition Agreement entered into by Registrant with Nathan Kahn (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3 Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.4 Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.5 Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.6 Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.7 Registrant's 1996 Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-9697).

10.8 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.9 Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.10 Amendment No. 1 to Credit Facility, dated July 16, 2002 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.11 Amendment No. 2 to Credit Facility, dated May 8, 2003 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.12 Amendment No. 3 to Credit Facility, dated June 19, 2003 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13 Agreement of Lease for warehouse facility dated September 27, 2000 between Townsend Properties, Inc. and Registrant (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

11.1 Statement regarding computation of per share earnings.*

21.1 List of subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on November 10, 2003 relating to its third quarter results, and comments on Anti-Dumping Investigation of Hulett Aluminum Ltd.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.


By: /s/ Nathan Kahn
    -------------------------------
    Nathan Kahn
    Chief Executive Officer
    March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nathan Kahn
-----------------------------------
Nathan Kahn
Chief Executive Officer and Director (Principal Executive Officer)
March 30, 2004


/s/ Sandra Kahn
-----------------------------------
Sandra Kahn, Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
March 30, 2004


/s/ William Spier
-----------------------------------
William Spier, Director
March 30, 2004


/s/ Jack Bendheim
-----------------------------------
Jack Bendheim, Director
March 30, 2004


/s/ Barry L. Eisenberg
-----------------------------------
Barry L. Eisenberg, Director
March 30, 2004


/s/ Peter G. Howard
-----------------------------------
Peter G. Howard, Director
March 30, 2004

/s/ Nathan Mazurek
-----------------------------------
Nathan Mazurek, Director
March 30, 2004


/s/ Morris J. Smith
-----------------------------------
Morris J. Smith, Director
March 30, 2004


/s/ Harvey Wrubel
-----------------------------------
Harvey Wrubel, Director
March 30, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors
Empire Resources, Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 5, 2004

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share amounts)

                                                                      December 31,
                                                                   -----------------
                                                                     2003      2002
                                                                   -----------------
ASSETS
Current assets:
   Cash                                                            $ 1,477   $ 1,072
   Trade accounts receivable (less allowance for doubtful
      accounts of $191 and $191 at December 31, 2003 and 2002)      25,723    24,255
   Inventories                                                      42,048    27,832
   Other current assets                                              5,100     1,259
                                                                   -------   -------
      Total current assets                                          74,348    54,418

Furniture and equipment (less accumulated depreciation of
   $396 and $347)                                                      156        24
Deferred financing costs, net                                            0        27
                                                                   -------   -------
                                                                   $74,504   $54,469
                                                                   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                           $34,400   $25,600
   Trade accounts payable                                           16,895    13,036
   Accrued expenses                                                  7,328     2,911
   Dividends Payable                                                   762         0
                                                                   -------   -------
      Total current liabilities                                     59,386    41,547
                                                                   -------   -------
Commitments and contingencies

Stockholders' equity:
   Common stock $.01 par value, 20,000,000 shares authorized and
      11,749,651 shares issued at December 31, 2003 and 2002           117       117
   Additional paid-in capital                                       10,803    10,727
   Retained earnings                                                 6,848     4,824
   Accumulated other comprehensive income--
      cumulative translation adjustment                                 14        21
   Treasury stock (2,221,400 shares and 2,307,400 shares)           (2,663)   (2,767)
                                                                   -------   -------
      Total stockholders' equity                                    15,119    12,922
                                                                   -------   -------
                                                                   $74,504   $54,469
                                                                   =======   =======

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Income
(In thousands except per share amounts)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  ------------------------------
Net sales                                         $184,416   $158,738   $143,235
Cost of goods sold                                 171,222    147,714    133,862
                                                  --------   --------   --------

Gross profit                                        13,194     11,024      9,373
Selling, general and administrative expenses         6,419      6,032      5,290
                                                  --------   --------   --------

Operating income                                     6,775      4,992      4,083
Interest expense                                     1,013      1,046      2,032
                                                  --------   --------   --------

Income before income taxes                           5,762      3,946      2,051
Income taxes                                         2,218      1,576        755
                                                  --------   --------   --------
Net income                                        $  3,544   $  2,370   $  1,296
                                                  ========   ========   ========

Weighted average shares outstanding:
   Basic                                             9,466     10,049     10,956
                                                  ========   ========   ========

   Diluted                                           9,702     10,189     11,091
                                                  ========   ========   ========

Earnings per share:
   Basic                                              $.37       $.24       $.12
                                                  ========   ========   ========

   Diluted                                            $.37       $.23       $.12
                                                  ========   ========   ========

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

                                   Common Stock
                                ------------------   Additional
                                Number of             Paid-in     Retained
                                  Shares    Amount    Capital     Earnings
                                ---------   ------   ----------   --------
Balance at December 31, 2000      15,575     $155      $10,510     $1,158

Transfer of restricted
   shares to key employee                                  133

Purchase of treasury stock
   (534 shares)
Net change in cumulative
   translation adjustment

Retirement of common stock        (3,825)     (38)          38
Net income for 2001                                                 1,296
                                 -------     ----      -------     ------
Balance at December 31, 2001      11,750     $117      $10,681     $2,454

Transfer of restricted
   shares to key employee                                   46

Purchase of treasury stock
   (1,127 shares)
Net change in cumulative
   translation adjustment

Net income for 2002                                                 2,370

                                 -------     ----      -------     ------
Balance at December 31, 2002      11,750     $117      $10,727     $4,824
                                 -------     ----      -------     ------
Purchase of treasury stock
   (10 shares)
Stock options exercised                                     21

Tax Benefit from exercise
   of options                                               55

Net change in cumulative
   translation adjustment

Dividends ($.16 per share)                                         (1,520)

Net income for 2003                                                 3,544

                                 -------     ----      -------     ------
Balance at December 31, 2003      11,750     $117      $10,803     $6,848
                                 -------     ----      -------     ------

                                   Acumulated Other
                                 Comprehensive Income-
                                Cumulative Translation                    Total Stockholders'   Total Comprehensive
                                      Adjustment         Treasury Stock          Equity                Income
                                ----------------------   --------------   -------------------   -------------------
Balance at December 31, 2000             $  68                ($791)             $11,100

Transfer of restricted
   shares to key employee                                                            133

Purchase of treasury stock                                     (547)                (547)
   (534 shares)
Net change in cumulative
   translation adjustment                  (38)                                      (38)                 (38)

Retirement of common stock
Net income for 2001                                                                1,296                1,296
                                         -----              -------             --------               ------
Balance at December 31, 2001             $  30              ($1,338)             $11,944               $1,258
                                                                                                       ------

Transfer of restricted
shares to key employee                                                                46

Purchase of treasury stock                                   (1,429)              (1,429)
   (1,127 shares)
Net change in cumulative
   translation adjustment                   (9)                                       (9)                  (9)
Net income for 2002                                                                2,370                2,370
                                                                                                       ------
                                                                                                       $2,361
                                         -----              -------             --------               ------
Balance at December 31, 2002             $  21              ($2,767)             $12,922
                                         -----              -------             --------
Purchase of treasury stock
   (10 shares)                                                  (14)                 (14)
Stock options exercised                                         118                  139

Tax Benefit from exercise
   of options                                                                         55

Net change in cumulative
   translation adjustment                   (7)                                       (7)                  (7)

Dividends ($.16 per share)                                                        (1,520)

Net income for 2003
                                                                                   3,544                3,544
                                                                                                       $3,439
                                         -----              -------             --------               ------
Balance at December 31, 2003             $  14              ($2,663)             $15,119
                                         -----              -------             --------

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Cash Flows
(In thousands)

                                                               Year Ended December 31,
                                                            -----------------------------
                                                              2003       2002      2001
                                                            --------   -------   --------
Cash flows from operating activities:
   Net income                                               $  3,544   $ 2,370   $  1,296
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                               76        89         84
      Deferred income taxes                                      (27)       34         63
      Translation adjustment                                      (7)       (9)       (38)
      Transfer of restricted shares to key employee                0        46        133
      Tax benefit from stock options exercised                    55         0          0
      Changes in:
         Trade accounts receivable                            (1,468)   (1,466)    14,616
         Inventories                                         (14,216)      (50)     1,139
         Due from stockholders                                                        286
         Other current assets                                 (3,814)     (370)       148
         Trade accounts payable                                3,859        37     (5,939)
         Accrued expenses                                      4,417     1,792         49
                                                            --------   -------   --------
      Net cash (used in) provided by operating activities     (7,581)    2,473     11,837
                                                            --------   -------   --------
Cash flows used in investing activities:
   Additions to furniture and equipment                         (181)      (19)       (21)
                                                            --------   -------   --------
Cash flows from financing activities:
   Proceeds from (repayments of) notes payable - banks         8,800    (1,100)   (11,300)
   Dividends Paid                                               (758)
   Stock options exercised                                       139
   Cost related to financing                                       0                  (30)
   Purchase of treasury stock                                    (14)   (1,429)      (547)
                                                            --------   -------   --------
      Net cash provided by (used in) financing activities      8,167    (2,529)   (11,877)
                                                            --------   -------   --------
Net increase (decrease) in cash                                  405       (75)       (61)
Cash at beginning of period                                    1,072     1,147      1,208
                                                            --------   -------   --------
Cash at end of period                                       $  1,477   $ 1,072   $  1,147
                                                            ========   =======   ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                              $  1,024   $   998   $  2,087
      Income taxes                                          $  2,233   $ 1,396   $  1,033

Non Cash Financing Activities:
   Dividend Declared but not yet paid                       $    762   $     0   $      0

See notes to consolidated financial statements

NOTE A - BUSINESS

Empire Resources, Inc ("the Company") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world. See B [13]

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

[2]  Revenue recognition:

     Revenue is recognized when title to the goods passes to the customers.

[3]  Inventories:

     Inventories which consist of purchased semi-finished aluminum products are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

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

[6]  Commodity futures and foreign currency hedging activities:

     The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company recognizes in the balance sheet derivative contracts at fair value, as well as changes in the fair value of the related hedges firm purchase and sales commitments attributable to the hedged risk and reflects any net gains and losses currently in earnings (See Note D).

[7]  Foreign currency translation:

     The functional currency of Empire Resources Pacific Ltd., a wholly-owned subsidiary which acts as a sales agent in Australia and New Zealand is the Australian dollar. Cumulative translation adjustments represent translation of Australian dollar amounts into U.S. dollars.

[8]  Income taxes:

The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

     Deferred tax asset valuation allowances are recorded when management does not believe that it is more likely than not that the related deferred tax assets will be realized.

[9]  Earnings per share:

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method. For the years ended December 31, 2002 and 2001, diluted earnings per share did not include the effect of approximately 544,000 and 616,000 options outstanding at such dates as their effect would be anti-dilutive.

[10] Stock - based compensation:

     At December 31, 2003, the Company had a stock option plan which is described more fully in Note F. The Company accounts for stock-based employee compensation under the recognitions and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                        Year Ended December 31,
                                                            (In thousands)
                                                       ------------------------
                                                        2003     2002     2001
                                                       ------   ------   ------
Reported net income                                    $3,544   $2,370   $1,296
Stock-based employee compensation determined
   under the fair value based method                       (7)      (5)      (5)
                                                       ------   ------   ------
Pro forma net income                                   $3,537   $2,365   $1,291
                                                       ======   ======   ======
Earnings per share (basic and diluted):
   As reported
      Basic                                              $.37     $.24     $.12
      Diluted                                            $.37     $.23     $.12
   Pro-forma
      Basic                                              $.37     $.24     $.12
      Diluted                                            $.37     $.23     $.12

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

                                                             2003   2002   2001
                                                             ----   ----   ----
Dividend yield                                               4.78%     0%     0%
Volatility                                                   0.59   0.40   0.40
Risk free interest rate                                      2.08%  4.23%  3.87%
Expected life in years                                          5      5      5

The weighted average fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $0.67, $0.47 and $0.40, respectively.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

[11] Deferred stock based compensation:

     The expense relating to deferred stock based compensation is based on the fair market value of the stock as of the grant date and is amortized over the vesting period of three years. This resulted in amortization expense of $46,000 and $133,000 for the years ended December 31, 2002 and 2001 respectively. The amount has been fully amortized as of December 31, 2002.

[12] Use of estimates:

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The principle estimate made relates to the allowance for doubtful accounts. Actual results could differ from these estimates.

[13] Significant customers and concentration of suppliers:

     One major customer accounted for approximately 14% of the Company's consolidated net sales for the year ended December 31, 2003 and 11% for year ended December 31, 2002.

     The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 55% of total purchases during the year ended December 31, 2003 and four other suppliers accounted for 32% of total purchases. Three suppliers accounted for 75%, and 74% of total purchases during the years ended December 31, 2002 and 2001, respectively. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

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

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of notes payable to the banks approximate fair value as of December 31, 2003 and 2002 because the interest rates on such debt approximate the market rate for the Company given the appropriate risk factors. Derivative financial instruments are carried at fair value. (See Note D)

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value, if any, is immediately recognized in earnings.

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

At December 31, 2003, net unrealized gains on the Company's foreign exchange forward contracts amounted to approximately $2,176,000 as compared to $1,067,000 at December 31, 2002 and net unrealized losses on aluminum futures contracts amounted to approximately $1,613,000 as compared to $133,000 in 2002. These unrealized amounts, which represent the fair value of the derivative contract, were offset by like amounts for the changes in the fair value of the underlying commitments which were hedged. Such amounts are reflected in the accompanying 2003 and 2002 balance sheet in other current assets ($3,129,000), inventory ($563,000) and accrued expenses ($2,566,000) and are reflected on the 2002 balance sheet in other current assets ($1,067,000) inventory ($133,000) and accrued expenses ($1,200,000).

For the years ended December 31, 2003, and 2002 and 2001, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

NOTE E - NOTES PAYABLE - BANKS

The Company operates under a $50,000,000 committed credit facility with three commercial banks. This facility which was renewed on June 19, 2003, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, Empire is required to maintain working capital and net worth ratios as defined by the loan agreement. As of December 31, 2003 and 2002 respectively, the credit utilized under this facility amounted to $38.9 million and $31.6 million (including approximately $4.5 million and $6 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate,
(ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement. At December 31, 2003 and 2002 respectively, the interest rate charged approximated 3.1% and 3.4%, respectively.

NOTE F - STOCK OPTIONS

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

EMPIRE RESOURCES, INC. AND SUBSIDIARES

The following is a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001:

                                               Number     Exercise price   Weighted Average
                                              of shares     per share       Exercise Price
                                              ---------   --------------   ----------------
Options outstanding at December 31, 2000      1,307,712    $0.01-$6.00          $2.96

Options granted                                  18,000       $0.98             $0.98

Options forfeited                              (574,779)   $1.64-$6.00          $4.99
                                              ---------
Options outstanding at December 31, 2001        750,933    $0.01-$2.00          $1.36

Options granted                                  18,000       $1.13             $1.13

Options forfeited                               (85,000)   $1.37-$1.50         $1.49
                                              ---------
Options outstanding at December 31, 2002        683,933    $.01-$2.00          $1.33

Options granted                                  18,000       $1.87             $1.87

Options exercised                               (96,000)   $0.98-$1.87          $1.44

Options forfeited                               (50,000)      $1.63             $0.81
                                              ---------
Options outstanding at December 31, 2003        555,933     $.01-$2.00          $1.30
                                              =========
Options exercisable at December 31, 2003        555,933     $.01-$2.00          $1.30
                                              =========
Options available for grant under 1996 Plan
   at December 31, 2003                         577,000
                                              =========

At December 31, 2003, the weighted average years remaining for outstanding and exercisable options is 4.5 years.

NOTE G - COMMON STOCK

[1]  Stock repurchase plan:

     In November 1999, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock at prices not to exceed $1.50 per share. In December 2000, the number of shares authorized for repurchase was increased to 1.5 million. In June 2002, the Board of Directors increased the number of shares authorized to a total of 2,500,000. As of December 31, 2003, the Company had repurchased a total of 2,267,400 shares under the repurchase program for an aggregate cost of $2,731,049.

[2]  Retirement of contingent shares issued to Empire stockholders:

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

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE H - INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 2003         2002        2001
                                              ----------   ----------   --------
Current                                       $2,245,000   $1,542,000   $692,000
Deferred                                      $  (27,000)      34,000     63,000
                                              ----------   ----------   --------
                                              $2,218,000   $1,576,000   $755,000
                                              ==========   ==========   ========

The U.S. statutory rate of 34% can be reconciled to the effective tax rate as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 2003         2002        2001
                                              ----------   ----------   --------
Provision for taxes at statutory rate         $1,959,000   $1,342,000   $697,000
State and local taxes, net of federal tax
benefit                                       $  265,000      154,000     58,000
Permanent differences and other                   (6,000)      80,000
                                              ----------   ----------   --------
                                              $2,218,000   $1,576,000   $755,000
                                              ==========   ==========   ========

No valuation allowance has been provided for U.S. deferred tax assets of $43,000 and $16,000 at December 31, 2003 and December 31, 2002 respectively, since management is of the opinion that it is more likely than not that such assets will be realized. The major temporary difference that gives rise to the deferred tax asset at December 31, 2003 and 2002 is the allowance for doubtful accounts. In addition, deferred tax assets and liabilities of equal amounts of approximately $1,000,000 and $355,000 at December 31, 2003 and 2002,
respectively related to derivative contracts and related hedged commitments.

NOTE I - EMPLOYEE RETIREMENT BENEFITS

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

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $28,000 in 2003, $25,000 in 2002, and $30,000 in 2001.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE J - EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                              Year Ended December 31,
                                                      (In thousands except per share amounts)
                                                      ---------------------------------------
                                                              2003      2002      2001
                                                             ------   -------   -------
Numerator:
   Net Income                                                $3,544   $ 2,370   $ 1,296
Denominator:
   Computation of basic earnings per share:
      Weighted average shares outstanding - basic             9,466    10,049    10,956
   Basic earnings per share                                   $0.37     $0.24     $0.12

   Computation of diluted earnings per share:
      Weighted average shares outstanding - basic             9,466    10,049    10,956
   Potentially dilutive shares:
      Shares issuable upon exercise of
         dilutive options and warrants                          236       140       135
      Weighted average shares outstanding - diluted           9,702    10,189    11,091
   Diluted earnings per share                                 $0.37     $0.23     $0.12

NOTE K - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company operates in one business segment-the purchase, sale and distribution of non-ferrous metals. Sales to domestic and foreign customers were as follows:

                                                      Year Ended December 31,
                                                          (In thousands)
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------
United States                                     $148,108   $127,327   $113,915
Canada and Pacific Rim                              36,308     31,411     29,320
                                                  --------   --------   --------
                                                  $184,416   $158,738   $143,235
                                                  ========   ========   ========

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE L - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                          2003
                                        ----------------------------------------
                                         March      June    September   December
                                           31        30        30          31
                                        -------   -------   ---------   --------
                                         (In thousands except per share amounts)
                                        ----------------------------------------
Net sales                               $44,937   $46,873    $46,645     $45,961
Gross profit                              3,196     3,317      3,272       3,409
Operating income                          1,674     1,828      1,758       1,515
Net income                                  870       990        887         797
Income per common share-
   Basic and diluted
      Basic                                $.09      $.10       $.09        $.08
      Diluted                              $.09      $.10       $.09        $.08
Weighted average shares outstanding
      Basic                               9,435     9,432      9,469       9,528
      Diluted                             9,541     9,587      9,784       9,839

                                                          2002
                                        ----------------------------------------
                                         (In thousands except per share amounts)
                                        ----------------------------------------
                                         March      June    September   December
                                           31        30        30          31
                                        -------   -------   ---------   --------
Net sales                               $40,417   $37,838    $40,567     $39,916
Gross profit                              2,838     2,678      2,804       2,704
Operating income                          1,460     1,289      1,343         836
Net income                                  734       637        658         341
Income per common share-
   Basic and diluted
      Basic                                $.07      $.06       $.07        $.04
      Diluted                              $.07      $.06       $.07        $.04
Weighted average shares outstanding
    Basic                                10,569    10,564      9,676       9,442
    Diluted                              10,699    10,699      9,819       9,588

NOTE M - COMMITMENTS AND CONTINGENCIES

[1]  Lease:

          The Company leases its office facilities under a lease expiring on March 31, 2005, and leases warehouse and distribution facilities under a lease expiring on October 31, 2005. The Company also leases equipment and vehicles under leases which run through November 2005. The minimum non-cancelable scheduled rentals under these leases are as follows:

      Year Ending
     December 31,
     ------------
         2004        430,000
         2005        227,000
                    --------
                    $657,000
                    ========

     Rent expense for the years ended December 31, 2003, 2002, and 2001 was $452,000, $437,000 and $376,000 respectively.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

[2]  Letters of credit:

     Outstanding letters of credit at December 31, 2003 amounting to $4.5 million expire from January through May of 2004.

[3]  Employment agreements:

     In July 2002, the Company entered into a new two year employment agreement with one of its executive officers. The agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement).Base salary under this agreement is being paid at a rate of $450,000 per annum. The amount may be increased, but not decreased, by the Board of Directors. The base salary provided for by this agreement is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

     In July 2002, the Company also entered into a new employment agreement with another officer. The scheduled term of the agreement was until December 31, 2002 and was extended for a two year period. The base salary is $220,000 and is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

[4]  Purchase commitments:

     Under the terms of some of its supply contracts, the Company may be required to purchase certain minimum tonnages over the term of the contracts.

NOTE N -ALLOWANCE FOR DOUBTFUL ACCOUNTS

-----------------------------------------------------------------------------------------
                                In thousands
-----------------------------------------------------------------------------------------
                                 Additions
-----------------------------------------------------------------------------------------
        Balance at    Charged to Costs   Charged to   Deductions from   Balance at End of
       Beginning of         And             Other         Reserves            Period
          Period          Expenses        Accounts
-----------------------------------------------------------------------------------------
2003       $191                                                                $191
2002       $189             $2                                                 $191
2001       $202                                             $13                $189
-----------------------------------------------------------------------------------------