Form 10-Q
period 2004-03-31
EMPIRE RESOURCES INC /NEW/
filed 2004-05-17
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,544,251 shares of common stock outstanding as of May 10, 2004.

                             EMPIRE RESOURCES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                         Page

         Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
         and December 31, 2003..........................................................4

         Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 2004 and 2003 (unaudited)......................................5

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2004 and 2003 (unaudited)......................................6

         Notes to Condensed Consolidated Financial Statements (unaudited)...............7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................9

Item 3   Quantitative and Qualitative Disclosure of Market Risk........................12

Item 4   Controls and Procedures.......................................................13

PART II  OTHER INFORMATION.............................................................13

Item 1   Legal Proceedings.............................................................13

Item 2   Changes in Securities, Use of Proceeds and Issuer Repurchases of
         Equity Securities.............................................................13

Item 3   Defaults Upon Senior Securities...............................................14

Item 4   Submission of Matters to a Vote of Security Holders...........................14

Item 5   Other Information.............................................................14

Item 6   Exhibits and Reports on Form 8-K..............................................14

         Signatures....................................................................15

                                  Introduction


         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

EMPIRE RESOURCES, INC.


Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts


                                                                                         March 31,    December 31,
                                                                                        --------------------------
                                                                                            2004          2003
                                                                                        --------------------------
                                                                                             (Unaudited)
ASSETS
Current assets:
     Cash                                                                                $  1,479        $ 1,477
     Trade accounts receivable (net)                                                       31,270         25,723
     Inventories                                                                           35,397         42,048
     Other current assets                                                                   2,055          5,100
                                                                                          -------        -------
          Total current assets                                                             70,201         74,348
Furniture and equipment (less accumulated depreciation of $411 and $396)                      174            156
                                                                                          -------         ------
                                                                                          $70,375         $74,504
                                                                                          =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                                $34,600        $34,400
     Trade accounts payable                                                                16,200         16,895
     Accrued expenses                                                                       3,299          7,328
     Dividend payable                                                                         382            762
                                                                                          -------        -------
          Total current liabilities                                                        54,481         59,385
                                                                                          -------        -------

Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued
     Common stock $.01 par value, 20,000,000 shares authorized;                               117            117
          11,749,651 shares issued
     Additional paid-in capital                                                            10,801         10,803
     Retained earnings                                                                      7,601          6,848
     Accumulated other comprehensive income--                                                  14             14
     cumulative translation adjustment
     Treasury stock (2,205,400 and 2,221,400 shares)                                       (2,639)        (2,663)
                                                                                          -------        -------
          Total stockholders' equity                                                       15,894         15,119
                                                                                          -------        -------
                                                                                          $70,375        $74,504
                                                                                          =======        =======


See notes to condensed consolidated financial statements                      4

EMPIRE RESOURCES, INC.


Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            2004            2003
                                                                        ----------------------------
Net sales                                                                  $54,185        $44,937
Cost of goods sold                                                          50,349         41,741
                                                                           -------        -------
Gross profit                                                                 3,836          3,196
Selling, general and administrative expenses                                 1,691          1,522
                                                                           -------        -------
Operating income                                                             2,145          1,674
Interest expense                                                               299            226
                                                                           -------        -------
Income before income taxes                                                   1,846          1,448
Income taxes                                                                   711            578
                                                                           -------        -------
Net income                                                                 $ 1,135        $   870
                                                                           =======        =======
Weighted average shares outstanding:
     Basic                                                                   9,530          9,435
                                                                           =======        =======
     Diluted                                                                 9,885          9,541
                                                                           =======        =======
Earnings per share:
     Basic                                                                 $  0.12        $  0.09
                                                                           =======        =======
     Diluted                                                               $  0.11        $  0.09
                                                                           =======        =======


See notes to condensed consolidated financial statements                      5

EMPIRE RESOURCES, INC.


Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands


                                                                               Three Months Ended March 31,
                                                                               --------------------------
                                                                                      2004          2003
                                                                               --------------------------
Cash flows from operating activities:
     Net income                                                                    $ 1,135       $   870
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                            15            17
               Translation adjustment                                                    0             1
               Changes in:
                    Trade accounts receivable                                       (5,547)       (5,468)
                    Inventories                                                      6,651        (1,103)
                    Other current assets                                             3,045         1,073
                    Trade accounts payable                                            (695)        5,758
                    Accrued expenses                                                (4,029)         (787)
               Net cash provided by operating activities                               575           361
                                                                                   -------       -------
Cash flows used in investing activities:
     Additions to fixed assets                                                         (33)           (5)
                                                                                   -------       -------
Cash flows from financing activities:
     Net proceeds from notes payable - banks                                           200           100
     Purchase of treasury stock                                                          0           (14)
     Proceeds - option exercised                                                        22
     Dividends Paid                                                                   (762)
                                                                                   -------       -------
               Net cash (used in) provided by financing activities                    (540)           86
                                                                                   -------       -------
Net increase in cash                                                                     2           442
Cash at beginning of period                                                          1,477         1,072
                                                                                   -------       -------
Cash at end of period                                                              $ 1,479       $ 1,514
                                                                                   =======       =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                 $   352       $   277
          Income taxes                                                             $   140       $   205

Non Cash Financing Activities:
      Dividend Declared but not yet paid                                           $   382       $     0




See notes to condensed consolidated financial statements                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


1. The Company

Empire Resources, Inc. (the "Company") is engaged principally in the purchase, sale and distribution of value added semi-finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd. ("Hulett") presently accounts for more than 62% of the Company's purchases. (See Note 3)

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent for the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

3. Concentrations

One major customer accounted for approximately 16% of the Company's consolidated net sales for the period ended March 31, 2004 and 10% for the period ended March 31, 2003.

The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 62% of total purchases during the period ended March 31, 2004 and three other suppliers accounted for 27% of total purchases. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett, the Company's principal supplier. The petition relates to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett produces numerous other products that the Company presently imports. On May 14, 2004 the DOC issued its preliminary determination of a dumping margin of 4.33%. Hulett stated in a recent press release that this margin will not affect Hulett's ability to continue to supply the product to the Company for distribution in the U.S. market. The Company has been assured by Hulett that it will continue to ship the product, pending the final results of the DOC investigation and a final International Trade Commission ruling. In the event that Hulett, in the



See notes to condensed consolidated financial statements                    7
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

                                                                    Three Months Ended
                                                                        March 31,
                                                             ---------------------------------
                                                                 2004                2003
                                                             --------------      -------------
Reported net income                                          $      1,135         $       870

Stock-based employee compensation determined
  under the fair value based method                                     0                   0
                                                             --------------      -------------
Pro forma net income                                         $      1,135         $       870
                                                             ==============      =============
Earnings per share:
As Reported:
  Basic                                                      $0.12                $0.09
  Diluted                                                    $0.11                $0.09

Pro forma:
  Basic                                                      $0.12                $0.09
  Diluted                                                    $0.11                $0.09

5. Inventories

Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

6. Notes Payable--Banks

The Company operates under a $50,000,000 committed credit facility with three commercial banks. This facility which was renewed on June 19, 2003, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, Empire is required to maintain working capital and net worth ratios as defined by the loan agreement. As of March 31, 2004 and 2003



See notes to condensed consolidated financial statements                    8
respectively, the credit utilized under this facility amounted to $43.6 million and $42.9 million (including approximately $9 million and $8.5 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement.

7. Earnings Per Share

                                                                     Three months ended
                                                                          March 31,
                                                             ---------------------------------
                                                                   2004               2003
                                                             --------------      -------------
Weighted average shares outstanding-basic                             9,530             9,435

Dilutive effect of stock options                                        355               106
                                                                      -----             -----
Weighted average shares outstanding-diluted                           9,885             9,541
                                                                      =====             =====


Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

8. Dividends

On March 23, 2004, the Board of Directors of the Company declared a cash dividend of $0.04 per share to stockholders of record at the close of business on April 5, 2004. The dividend totaling $382,000 is included in accrued expenses at March 31, 2004 and was paid on April 19, 2004.

9. Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at March 31, 2004 amounted to approximately $9.0 million.

         The Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts. There is a risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

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



See notes to condensed consolidated financial statements                    9

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

         Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs, the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

         These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier, Hulett Aluminium Ltd., ("Hulett") presently accounts for more than 62% of the Company's purchases.

The Company's ability to succeed is driven in part by continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of its service to its suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the establishment of a proprietary on-line service modules for customers to track their shipments. This bolstered the Company's commitment to service and customer satisfaction. The Company has also used its excellent customer relationships to leverage sales per employee. Because the Company has always engaged in a strategy of developing long term relationships, it has been able to build sales volume without a similar increase in SG&A. The stable customer and supplier base has enabled the Company to increase its purchases from its suppliers and to sell the majority of these quantities to its existing customer base. While this does expose the Company to concentration risks, it has provided the foundation of the Company's growth and performance.



See notes to condensed consolidated financial statements                   10

Results of Operations (in thousands)

         Net sales increased $9,248, or 21%, during the first quarter of 2004 from $44,937 in the first quarter of 2003 to $54,185 in the first quarter of 2004, principally due to expanded shipments from the Company's existing supplier base and an increase during the first quarter of approximately 6% in U.S. aluminum metal pricing. Gross profit increased $640 or 20%, from $3,196 in the first quarter of 2003 to $3,836 in the first quarter of 2004. During this period gross profit as a percentage of sales remained stable.

         The Company experienced approximately an 11% increase in selling, general and administrative costs. The majority of this increase was attributable to legal expenses related to the Department of Commerce anti-dumping case against one of the Company's principal suppliers.

         The Company's ability to grow sales without an equivalent percentage increase in selling, general and administrative costs led to an increase in net income of 30% from $870 in March 2003 to $1,135 in March 2004. The Company's ability to increase its supply has been and will continue to be the main factor for its increased revenues. The Company successfully placed increased volumes primarily within its existing customer base which in turn led to increased customer concentration. The Company's top ten customers represented 48% of sales in the first quarter of 2004 as compared to 36% during the first quarter of 2003.

Liquidity and Capital Resources (in thousands, except per share data)

         Empire currently operates under a $50,000 revolving line of credit, including a commitment to issue letters of credit, with three commercial banks. The Company's borrowings under this line of credit are collateralized by security interests in substantially all of Empire's assets. Empire is required to maintain working capital and net worth ratios under this credit agreement. This facility will expire on June 30, 2006.

         On March 23, 2004 Empire Resources, Inc. announced that its Board of Directors declared a cash dividend of $0.04 per share. The dividend totaling $382 was payable on April 19, 2004 to shareholders of record at the close of business on April 5, 2004. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

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



See notes to condensed consolidated financial statements                   11
statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2004.

         Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

         As of March 31, 2004 the Company had $31.5 million in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191. The allowance for doubtful accounts was not changed during the quarter. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. This policy generally has a co-insurance provision and specific limits on each customer's receivables. The co-pay may be increased in selected instances and the Company sometimes elects to exceed these specific credit limits. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

         Generally, the Company's exposure on claims for defective material is small as the Company refers all claims on defects back to the mill supplying the material. In the event that the Company does not believe the mill will honor a claim, the Company will record an allowance for inventory adjustments.

Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit totaling $9.0 million to certain of its suppliers. There have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

         The Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts. There is a risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

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



See notes to condensed consolidated financial statements                   12
commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company records "mark-to-market" adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflects the net gains and losses currently in earnings.

         There have been no material changes to the Company's market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

None.



See notes to condensed consolidated financial statements                   13

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 23, 2004, the Company issued a press release to announce 2003 operating results and a dividend for the first quarter of 2004 for stockholders of record on April 5, 2004. The dividend was paid on April 19, 2004.

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

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated March 24, 2004 disclosing the Company's March 23rd press release related to its announcement of year end 2003 results, and its dividend for the first quarter of 2004.



See notes to condensed consolidated financial statements                   14

         SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

By:   /s/ Sandra Kahn
     -----------------------------
      Sandra Kahn
      Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)

Dated: May 17, 2004



See notes to condensed consolidated financial statements                   15