Form 10-Q
period 2004-06-30
EMPIRE RESOURCES INC /NEW/
filed 2004-08-16
CIK 1019272

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to ________

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

Yes [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,599,251 shares of common stock outstanding as of July 30, 2004.

                             EMPIRE RESOURCES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

                                     INDEX


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements                                                    Page

          Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
          and December 31, 2003 ..................................................  4

          Condensed Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 2004 and 2003 (unaudited) ........................  5

          Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2004 and 2003 (unaudited) ...............................  6

          Notes to Condensed Consolidated Financial Statements (unaudited) .......  7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..............................................  9

Item 3    Quantitative and Qualitative Disclosure of Market Risk ................. 12

Item 4    Controls and Procedures ................................................ 13

PART II   OTHER INFORMATION ...................................................... 13

Item 1    Legal Proceedings ...................................................... 13

Item 2    Changes in Securities, Use of Proceeds and Issuer Repurchases of
          Equity Securities ...................................................... 13

Item 3    Defaults Upon Senior Securities ........................................ 14

Item 4    Submission of Matters to a Vote of Security Holders .................... 14

Item 5    Other Information ...................................................... 14

Item 6    Exhibits and Reports on Form 8-K ....................................... 14

          Signatures ............................................................. 15

                                  Introduction


     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts

                                                                              June 30,   December 31,
                                                                           --------------------------
                                                                               2004          2003
                                                                           --------------------------
                                                                           (Unaudited)
ASSETS
Current assets:
     Cash                                                                    $ 4,200      $  1,477
     Trade accounts receivable (net)                                          30,290        25,723
     Inventories                                                              31,563        42,048
     Other current assets                                                      1,440         5,100
                                                                             -------      --------
           Total current assets                                               67,493        74,348

Furniture and equipment (less accumulated depreciation of $426 and $396)         168           156
                                                                             -------      --------

                                                                             $67,661       $74,504
                                                                             =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                   $28,500       $34,400
     Trade accounts payable                                                   19,646        16,895
     Accrued expenses                                                          2,452         7,328
     Dividend payable                                                            384           762
                                                                             -------      --------

          Total current liabilities                                           50,982        59,385
                                                                             -------      --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued
     Common stock $.01 par value, 20,000,000 shares authorized;                  117           117
          11,749,651 shares issued
     Additional paid-in capital                                               10,827        10,803
     Retained earnings                                                         8,281         6,848
     Accumulated other comprehensive income--                                     11            14
     cumulative translation adjustment
     Treasury stock (2,150,400 and 2,221,400 shares)                          (2,557)       (2,663)
                                                                             -------      --------
          Total stockholders' equity                                          16,679        15,119
                                                                             -------      --------

                                                                             $67,661       $74,504
                                                                             =======       =======


See notes to condensed consolidated financial statements                       4

EMPIRE RESOURCES, INC.


Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                         ---------------------------      -----------------------------
                                                             2004            2003             2004              2003
                                                         ---------------------------      -----------------------------
Net sales                                                 $  51,605          46,873       $  105,790           91,810
Cost of goods sold                                           47,782          43,556           98,131           85,297
                                                          ---------      ----------       ----------       ----------

Gross profit                                                  3,823           3,317            7,659            6,513
Selling, general and administrative expenses                  1,829           1,489            3,520            3,011
                                                          ---------      ----------       ----------       ----------

Operating income                                              1,994           1,828            4,139            3,502
Interest expense                                                274             249              573              475
                                                          ---------      ----------       ----------       ----------

Income before income taxes                                    1,720           1,579            3,566            3,027
Income taxes                                                    656             589            1,367            1,167
                                                          ---------      ----------       ----------       ----------

Net income                                                $   1,064             990       $    2,199            1,860
                                                              =====             ===           ======            =====

Weighted average shares outstanding:
     Basic                                                    9,553           9,432            9,549            9,433
                                                              =====           =====            =====            =====

     Diluted                                                  9,903           9,587            9,902            9,564
                                                              =====           =====            =====            =====

Earnings per share:
     Basic                                                    $0.11           $0.10            $0.23            $0.20
                                                              =====           =====            =====            =====

     Diluted                                                  $0.11           $0.10            $0.22            $0.19
                                                              =====           =====            =====            =====


See notes to condensed consolidated financial statements                       5

EMPIRE RESOURCES, INC.


Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

                                                                     Six Months Ended June 30,
                                                                    --------------------------
                                                                         2004        2003
                                                                    --------------------------
Cash flows from operating activities:
     Net income                                                       $ 2,199     $ 1,860
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                               30          34
               Translation adjustment                                      (3)          4
               Changes in:
                    Trade accounts receivable                          (4,567)     (5,336)
                    Inventories                                        10,485      (4,220)
                    Other current assets                                3,660       1,021
                    Trade accounts payable                              2,751       2,930
                    Accrued expenses                                   (4,876)       (394)

               Net cash provided by (used in) operating activities      9,679      (4,101)
                                                                      -------     -------

Cash flows used in investing activities:
     Additions to fixed assets                                            (42)        (84)
                                                                      -------     -------

Cash flows from financing activities:
     Net (repayments) proceeds from notes payable - banks              (5,900)      5,000
     Purchase of treasury stock                                             0         (14)
     Proceeds - option exercised                                          130
     Dividends Paid                                                    (1,144)
                                                                      -------     -------


               Net cash (used in) provided by financing activities     (6,914)      4,986
                                                                      -------     -------

Net increase in cash                                                    2,723         801
Cash at beginning of period                                             1,477       1,072
                                                                      -------     -------

Cash at end of period                                                 $ 4,200     $ 1,873
                                                                      =======     =======

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                    $   474     $   568
          Income taxes                                                $ 1,371     $   982

Non Cash Financing Activities:
      Dividend Declared but not yet paid                              $   384     $   377


See notes to condensed consolidated financial statements                       6

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. The Company

Empire Resources, Inc. (the "Company") is engaged principally in the purchase, sale and distribution of value added semi-finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd. ("Hulett") presently accounts for approximately 62% of the Company's purchases. (See Note 3)

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent for the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

3. Concentrations

One major customer accounted for approximately 17% of the Company's consolidated net sales for the period ended June 30, 2004 and 12% for the period ended June 30, 2003.

The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 62% of total purchases during the period ended June 30, 2004 and three other suppliers accounted for 25% of total purchases. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

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

                                                  For the Three Months Ended   For the Six Months Ended
                                                           June 30,                    June 30,
                                                  (In thousands, except per    (In thousands, except per
                                                        share amounts)               share amounts)
                                                  --------------------------   -------------------------
                                                     2004            2003           2004          2003
                                                  ----------      ----------   -----------     ---------
Reported net income                                 $1,064           $990         $2,199         $1,860
Stock-based employee compensation determined
under the fair value based method net of taxes         (18)           (19)           (18)           (19)

Pro forma net income                                $1,046           $971         $2,181         $1,841
                                                    ======           ====         ======         ======

Earnings per share:
    As reported
        Basic                                         $.11           $.10           $.23           $.20
        Diluted                                       $.11           $.10           $.22           $.19

    Pro-forma
        Basic                                         $.11           $.10           $.23           $.20
        Diluted                                       $.11           $.10           $.22           $.19

5. Inventories

Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.


6. Notes Payable-Banks

The Company operates under a $50,000,000 committed credit facility with three commercial banks. This facility which was renewed on June 19, 2003, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, Empire is required to maintain working capital and net worth ratios as defined by the loan agreement. As of June 30, 2004 and 2003 respectively, the credit utilized under this facility amounted to $37.8 million and $37.6 million


See notes to condensed consolidated financial statements                       8

(including approximately $9.3 million and $7.0 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement.


7. Earnings Per Share

                                               Three months ended   Six months ended
                                                    June 30,            June 30,
                                                 2004      2003      2004      2003
                                                 ----      ----      ----      ----
Weighted average shares outstanding-basic       9,553     9,432     9,549     9,433
Dilutive effect of stock options                  350       155       353       131
                                                -----     -----     -----     -----
Weighted average shares outstanding-diluted     9,903     9,587     9,902     9,564
                                                =====     =====     =====     =====


Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.


8. Dividends

On June 14, 2004, the Board of Directors of the Company declared a cash dividend of $0.04 per share to stockholders of record at the close of business on June 30, 2004. The dividend totaling $384,000 is included in accrued expenses at June 30, 2004 and was paid on July 19, 2004.

9. Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at June 30, 2004 amounted to approximately $9.3 million.

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

Results of Operations for the six months ended June 30, 2004 (in thousands)

     Net sales increased $13,980, or 15%, during the first six months of 2004 from $91,810 in 2003 to $105,790 in 2004, principally due to expanded shipments from the Company's existing supplier base and an increase of approximately 8% in U.S. aluminum metal pricing. Gross profit increased $1,146 or 18%, from $6,513 in 2003 to $7,659 in 2004. During this period gross profit as a percentage of sales remained relatively constant.

     The Company experienced approximately a 17% increase in selling, general and administrative costs. Legal cost related to the Department of Commerce anti-dumping case against one of the Company's principal suppliers was responsible for a large increase in the Company's expenses.

     The Company's increased sales led to a rise in net income of 18% from $1,860 in 2003 to $2,199 in 2004. The Company's ability to increase its supply has been and will continue to be the main factor for its increased revenues. The Company successfully placed increased volumes primarily within its existing customer base which in turn led to increased customer concentration. The Company's top ten customers represented 46% of sales in 2004 as compared to 36% during the same period in 2003.

Results of Operations for the three months ended June 30, 2004 (in thousands)

     Net sales increased $4,732, or 10%, during the second quarter of 2004 from $46,873 in 2003 to $51,605 in 2004, principally due to expanded shipments from the Company's existing supplier base and an increase of approximately 2% in U.S. aluminum metal pricing. Gross profit increased $506 or 15%, from $3,317 in 2003 to $3,823 in 2004. During this period gross profit as a percentage of sales remained relatively constant.

     The Company experienced approximately a 22% increase in selling, general and administrative costs. Legal cost related to the Department of Commerce anti-dumping case against one of the Company's principal suppliers was responsible for a large increase in the Company's expenses as well as increases in sales commission accruals attributable to increased sales volume.

     The Company's increased sales led to a rise in net income of 7% from $990 for the three month period in 2003 to $1,064 for the three month period in 2004. The Company's ability to increase its supply has been and will continue to be the main factor for its increased revenues. The Company successfully placed increased volumes primarily within its existing customer base which in turn led to increased customer concentration. The Company's top ten customers represented 46% of sales in the three month period of 2004 as compared to 37% during the same period in 2003.

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


See notes to condensed consolidated financial statements                      11

     On June 15, 2004 Empire Resources, Inc. announced that its Board of Directors declared a cash dividend of $0.04 per share. The dividend totaling $384 was payable on July 19, 2004 to shareholders of record at the close of business on June 30, 2004. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.


Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2004.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

     As of June 30, 2004 the Company had $30.5 million in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The allowance for doubtful accounts was not changed during the quarter. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. This policy generally has a co-insurance provision and specific limits on each customer's receivables. The co-pay may be increased in selected instances and the Company sometimes elects to exceed these specific credit limits. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

     Generally, the Company's exposure on claims for defective material is small as the Company refers all claims on defects back to the mill supplying the material. In the event that the Company does not believe the mill will honor a claim, the Company will record an allowance for inventory adjustments.

Commitments and Contingencies


See notes to condensed consolidated financial statements                      12

     Empire has contingent liabilities in the form of letters of credit totaling $9.3 million to certain of its suppliers. There have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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


See notes to condensed consolidated financial statements                      13

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

(a)  The Company held its annual meeting of stockholders on June 14, 2004.

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

(c) At the annual meeting, two matters were voted upon by shareholders. The results were as follows:

Proposal 1 -- Election of Directors

WILLIAM SPIER
NATHAN KAHN
SANDRA KAHN
HARVEY WRUBEL
JACK BENDHEIM
BARRY L. EISENBERG
PETER J. HOWARD
NATHAN MAZUREK
MORRIS J. SMITH

For all of the above:    9,230,363
Against all of the above:   11,388

Proposal 2 - Ratification of Eisner, LLP as independent accountants:


See notes to condensed consolidated financial statements                      14

For:              9,221,839
Against:             14,532
Withheld:             5,380

Item 5. Other Information.

On June 15, 2004, the Company issued a press release to announce a dividend for the second quarter of 2004 for stockholders of record on June 30, 2004. The dividend was paid on July 19, 2004.


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

 (b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated May 11, 2004 disclosing the Company's May 11th press release related to its announcement of first quarter operating results.


     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

By:   /s/ Sandra Kahn
     -----------------------------
      Sandra Kahn
      Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)

Dated: August 16, 2004


See notes to condensed consolidated financial statements                      15