Form 10-Q
period 2004-09-30
EMPIRE RESOURCES INC /NEW/
filed 2004-11-15
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to _________

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

Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,599,251 shares of common stock outstanding as of November 10, 2004.

                             EMPIRE RESOURCES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1    Financial Statements                                                                  Page

          Condensed Consolidated Balance Sheets as of September 30, 2004
          (unaudited) and December 31, 2003......................................................4

          Condensed Consolidated Statements of Income for the Three Months and Nine
          Months Ended September 30, 2004 and 2003 (unaudited)...................................5

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2004 and 2003 (unaudited)................................................6

          Notes to Condensed Consolidated Financial Statements (unaudited).......................7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................9

Item 3    Quantitative and Qualitative Disclosures about Market Risk............................13

Item 4    Controls and Procedures...............................................................13

PART II   OTHER INFORMATION.....................................................................14

Item 1    Legal Proceedings.....................................................................14

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds...........................14

Item 3    Defaults Upon Senior Securities.......................................................14

Item 4    Submission of Matters to a Vote of Security Holders...................................14

Item 5    Other Information.....................................................................14

Item 6    Exhibits .............................................................................14

          Signatures............................................................................15

                                  Introduction


          The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

EMPIRE RESOURCES, INC.

Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts

                                                                           September   December 31,
                                                                          ------------------------
                                                                              2004        2003
                                                                          ------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash                                                                   $   701      $ 1,477
     Trade accounts receivable (net)                                         32,130       25,723
     Inventories                                                             29,948       42,048
     Other current assets                                                       875        5,100
                                                                            -------      -------

          Total current assets                                               63,654       74,348

Furniture and equipment (less accumulated depreciation of $444 and $396)        154          156
                                                                            -------      -------

                                                                            $63,808      $74,504
                                                                            =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                  $25,700      $34,400
     Trade accounts payable                                                  17,364       16,895
     Accrued expenses                                                         2,648        7,328
     Dividend payable                                                           384          762
                                                                            -------      -------

          Total current liabilities                                          46,096       59,385
                                                                            -------      -------

Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 5,000,000 shares authorized;
          none issued
     Common stock $.01 par value, 20,000,000 shares authorized;                 117          117
          11,749,651 shares issued
     Additional paid-in capital                                              10,827       10,803
     Retained earnings                                                        9,312        6,848
     Accumulated other comprehensive income--                                    13           14
     cumulative translation adjustment
     Treasury stock (2,150,400 and 2,221,400 shares)                         (2,557)      (2,663)
                                                                            -------      -------

          Total stockholders' equity                                         17,712       15,119
                                                                            -------      -------

                                                                            $63,808      $74,504
                                                                            =======      =======

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share data

                                                Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------   --------------------
                                                  2004      2003        2004       2003
                                                ------------------   --------------------
Net sales                                       $53,809    46,645    $159,599    $138,455
Cost of goods sold                               49,496    43,373     147,627     128,670
                                                -------    ------    --------    --------

Gross profit                                      4,313     3,272      11,972       9,785
Selling, general and administrative expenses      1,745     1,514       5,265       4,525
                                                -------    ------    --------    --------

Operating income                                  2,568     1,758       6,707       5,260
Interest expense                                    255       251         828         726
                                                -------    ------    --------    --------

Income before income taxes                        2,313     1,507       5,879       4,534
Income taxes                                        898       620       2,265       1,787
                                                -------    ------    --------    --------

Net income                                      $ 1,415       887    $  3,614    $  2,747
                                                =======    ======    ========    ========

Weighted average shares outstanding:
     Basic                                        9,553     9,469       9,566       9,445
                                                  =====     =====       =====       =====

     Diluted                                      9,864     9,784       9,904       9,638
                                                  =====     =====       =====       =====

Earnings per share:
     Basic                                        $0.15     $0.09       $0.38       $0.29
                                                  =====     =====       =====       =====

     Diluted                                      $0.14     $0.09       $0.36       $0.29
                                                  =====     =====       =====       =====

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                    2004        2003
                                                                 ---------------------
Cash flows from operating activities:
  Net income                                                     $  3,614     $ 2,747
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                   48          49
       Translation adjustment                                          (1)          5
       Changes in:
          Trade accounts receivable                                (6,407)     (4,449)
          Inventories                                              12,100      (4,317)
          Other current assets                                      4,225      (1,286)
          Trade accounts payable                                      469       2,879
          Accrued expenses                                         (4,680)       (468)
                                                                 --------     -------

       Net cash provided by (used in) operating activities          9,368      (4,840)
                                                                 --------     -------

Cash flows used in investing activities:
  Additions to fixed assets                                           (46)       (140)
                                                                 --------     -------

Cash flows from financing activities:
  Net (repayments) proceeds from notes payable - banks             (8,700)      5,400
  Purchase of treasury stock                                                      (14)
  Proceeds - stock options exercised                                  130         139
  Dividends Paid                                                   (1,528)       (377)
                                                                 --------     -------


       Net cash (used in) provided by financing activities        (10,098)      5,148
                                                                 --------     -------

Net (decrease) increase in cash                                      (776)        168
Cash at beginning of period                                         1,477       1,072
                                                                 --------     -------

Cash at end of period                                            $    701     $ 1,240
                                                                 ========     =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $    777     $   791
    Income taxes                                                 $  1,859     $ 1,679

Non Cash Financing Activities:
  Dividend Declared but not yet paid                             $    384     $   381

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


1. The Company

Empire Resources, Inc. (the "Company" or "Empire") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd. ("Hulett") presently accounts for more than 59% of the Company's purchases. (See Note 3)

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiary, Empire Resources Pacific Ltd., which acts as a sales agent for the Company in Australia. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

3. Concentrations

While the Company maintains long-term supply relationships with several foreign mills, Hulett presently accounts for approximately 59% of the Company's purchases. The loss of this supplier could have a material adverse effect on the Company.

On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett, the Company's principal supplier. The petition related to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett produces numerous other products that the Company imports.

On November 5, 2004 the ITC issued its final determination and ruled in favor of Hulett. The ITC found that "U.S. industry is neither materially injured nor threatened with material injury by reason of imports of certain aluminum plate from South Africa". In addition, Hulett announced that they remained committed to the US market as responsible suppliers with a range of quality products, distributed on an exclusive basis by the Company.

EMPIRE RESOURCES, INC.


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

                                                      Three Months Ended          Nine Months Ended
                                                        September 30,                September 30,
                                                    --------------------------------------------------
                                                      2004         2003           2004          2003
                                                    --------     --------      ----------     --------
Reported net income                                  $1,415       $ 887          $3,614        $2,747

Stock-based employee compensation determined
  under the fair value based method                       0           0             (18)          (19)
                                                     ------       -----          ------        ------


Pro forma net income                                 $1,415       $ 887          $3,596        $2,728
                                                     ======       =====          ======        ======

Earnings per share:
As Reported:
  Basic                                              $ 0.15      $ 0.09          $ 0.38        $ 0.29
  Diluted                                            $ 0.14      $ 0.09          $ 0.36        $ 0.29

Pro forma:
  Basic                                              $ 0.15      $ 0.09          $ 0.38        $ 0.29
  Diluted                                            $ 0.14      $ 0.09          $ 0.36        $ 0.28

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

7. Earnings Per Share

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                 ------------------------------------------------
                                                    2004        2003          2004         2003
                                                    ----        ----          ----         ----
Weighted average shares outstanding-basic        9,553,284    9,469,121    9,565,855    9,445,482

Dilutive effect of stock options and warrants      310,243      314,687      338,509      192,161
                                                 ---------    ---------    ---------    ---------

Weighted average shares outstanding-diluted      9,863,527    9,783,808    9,904,364    9,637,643
                                                 =========    =========    =========    =========

EMPIRE RESOURCES, INC.


Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

8. Dividends

On September 9, 2004, the Board of Directors of the Company declared a cash dividend of $0.04 per share to stockholders of record at the close of business on September 29, 2004. The dividend totaling $384,000 is included as dividends payable as of September 30, 2004 and was paid on October 5, 2004.

9. Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at September 30, 2004 amounted to approximately $8.7 million. These letters of credit are issued under the Company's committed credit facility.


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

     Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs, the imposition of anti-dumping duties on the products imported, changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

     These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier, Hulett Aluminium Ltd., ("Hulett") presently accounts for more than 59% of the Company's purchases.

On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett, the Company's principal supplier. The petition related to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett produces numerous other products that the Company imports.

On November 5, 2004 the ITC issued its final determination and ruled in favor of Hulett. The ITC found that "U.S. industry is neither materially injured nor threatened with material injury by reason of imports of certain aluminum plate from South Africa". In addition, Hulett announced that they remained committed to the US market as responsible suppliers with a range of quality products, distributed on an exclusive basis by the Company.

Results of Operations (in thousands)

     Net sales increased $7,164 or 15%, from $46,645 in the third quarter of 2003 to $53,809 in the third quarter of 2004. Net sales for the nine month period increased $21,144, or 15%, from $138,455 to $159,599. The increase in sales is due primarily to continued strong availability from the Company's principal suppliers and strong pricing in the aluminum market.

     Gross profit increased $1,041 or 32%, from $3,272 in the third quarter of 2003 to $4,313 in the third quarter of 2004, and increased $2,187, or 22%, from $9,785 in the nine month period of 2003 to $11,972 in the nine month period of 2004. Due to improved market demand for one of the Company's significant product lines, the gross profit margin in the third quarter of 2004 increased.

     Selling, general and administrative expenses amounted to $1,745 in the third quarter of 2004 and $1,514 in 2003, an increase of $231. For the nine month period SG&A expenses increased $740 from $4,525 in 2003 to $5,265 in 2004. The increase in S G & A is due to increases in legal expenses, payroll, and credit insurance costs.

     Interest expense increased $4, or 2%, from $251 in the third quarter of 2003 to $255 in the third quarter of 2004, and increased $102 or 14%, from $726 in the nine months ended 2003 to $828 in the nine months ended 2004. The increase in interest expense is due to increases in the variable rate of interest on the Company's revolving line of credit.

     The Company reported net income of $1,415 for the third quarter of 2004 compared to net income of $887 for the third quarter of 2003, and net income of $3,614 in the nine month period ended September 30, 2004 compared to net income of $2,747 in the corresponding 2003 period. The Company's increase in net income is principally the result of its increased sales without as large of a corresponding increase in its SG&A expenses and its improved gross profit margin in the third quarter of 2004.

Liquidity and Capital Resources (in thousands, except per share data)

     The Company's cash balance decreased $776 to $701 in the nine month period ended September 30, 2004. Net cash of $9,368 was provided by operating activities primarily due to the decrease in inventories. Inventories declined as a result of some delays in our supplier shipments, as well as increased willingness by our customers to accept early deliveries. Net cash used in financing activities amounted to $10,098 for the nine month period ended 2004. This was primarily a result of a reduction in the bank debt.

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

     On September 9, 2004 Empire Resources Inc. announced that its Board of Directors declared a cash dividend of $0.04 per share. The dividend totaling $384 was payable on October 5, 2004 to shareholders of record at the close of business on September 29, 2004. The Board of Directors will review its dividend policy on a quarterly basis and a determination with respect to this policy will be made by the Board of Directors subject to the Company's profitability and the other requirements of the business, available cash and alternative uses for this cash, and restrictions under the Company's credit facilities.

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its current operations, the addition of new operations, or acquisition of additional assets.


Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2004.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

     As of September 30, 2004 the Company had $32.3 million in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The allowance for doubtful accounts was not changed during the quarter. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. In general, this policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and the Company's ability to secure same.

     Generally, the Company's exposure on claims for defective material is small as the Company refers all claims on defects back to the mill supplying the material. In the event that the Company does not believe the mill will honor a claim, the Company will record an allowance for inventory adjustments.

Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit totaling $8.7 million to certain of its suppliers. There have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures over financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 10, 2004 the Company issued a press release to announce a dividend for the third quarter for stockholders of record on September 29, 2004. The dividends were paid on October 5, 2004.

Item 6. Exhibits

The following are included as exhibits to this report:

Exhibit No.                         Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

-------------------------
* Filed herewith

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

Dated: November 15, 2004