Form 10-K
period 2004-12-31
EMPIRE RESOURCES INC /NEW/
filed 2005-03-31
CIK 1019272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-12127

                             EMPIRE RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  22-3136782
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

            One Parker Plaza
          Fort Lee, New Jersey                              07024
(Address of Principal Executive Offices)                 (Zip code)

                                  201 944-2200
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
          Title of each class                               registered
Common Stock, par value $0.01 per share               American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [_] No [X]

     The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $15.5 million. Based upon the closing price of the registrant's common stock on the American Stock Exchange as of such date. This calculation excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant's outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

     The number of shares of common stock outstanding as of March 28, 2005, was 9,599,251 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2005 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

                             EMPIRE RESOURCES, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                      INDEX

10-K Part and Item No.                                                          Page
----------------------                                                          ----
                                     Part I

      Item 1             Business                                                 4

      Item 2             Properties                                               9

      Item 3             Legal Proceedings                                        9

      Item 4             Submission of Matters to a Vote of Security Holders      9

                                    Part II

      Item 5             Market for Common Equity, Related Stockholder
                            Matters and Issuer Purchases of Equity Securities    10

      Item 6             Selected Financial Data                                 12

      Item 7             Management's Discussion and Analysis of Financial
                            Condition and Results of Operation                   13

      Item 7A            Quantitative and Qualitative Disclosures
                            About Market Risk                                    20

      Item 8             Financial Statements and Supplementary Data             21

      Item 9             Changes in and Disagreements With Accountants
                            on Accounting and Financial Disclosure               21

      Item 9A            Controls and Procedures                                 21

      Item 9B            Other Information                                       21

                                    Part III

      Item 10.           Directors and Executive Officers of the Registrant      22

      Item 11.           Executive Compensation                                  22

      Item 12.           Security Ownership of Certain Beneficial Owners
                            and Management and Related Stockholder Matters       22

      Item 13.           Certain Relationships and Related Transactions          22

      Item 14.           Principal Accountant Fees and Services                  22

                                     Part IV

      Item 15.           Exhibits and Financial Statement Schedules              23

      Signatures                                                                 26

                                     PART I

     When used in this report, the terms "Company," "we," "our," and "us" refers to Empire Resources, Inc. and its' subsidiaries, consolidated for purposes of the Company's financial statements.

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism, or a natural catastrophe that disrupts international shipping; changes in laws, regulations and tariffs; changes in the size and nature of the Company's competition; the imposition of anti-dumping duties on the products imported by the Company; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more of the Company's principal suppliers or key executives; increased credit risk from customers; failure of the government to renew the generalized system of preference, which provides preferential tariff treatment for certain of the Company's imports; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements.

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

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 1. BUSINESS

Background

     The Company was incorporated in the State of Delaware in 1990 under the name Integrated Technology USA, Inc. Until September 17, 1999, the Company was in the business of designing, developing and marketing products for emerging computer related markets.

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

     The Company is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and its independent sales agents located in North America who receive commissions on sales. The Company purchases its products from suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd., furnished approximately 54% of the Company's products in 2004. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

     In the fall of 2004, the Company entered into an agreement to purchase a used aluminum extrusion press. The Company intends to modernize and install the press in a new warehouse/distribution facility that the Company purchased in Baltimore, Maryland. The Company expects to begin manufacturing extrusions in the new facility in late 2005. The Company expects that its current customers are potential customers for its extrusions production.

Strategy

     The Company's strategy for growth involves the following key elements:

     Provide Customers with a High Level of Service and Cost Effective, Quality Products. The Company places great emphasis on providing customers with a high level of service. In particular, the Company works closely with its customers to understand their specific requirements. This enables the Company to provide each customer with cost-effective, quality materials matching the customer's particular needs. The Company also provides various ancillary services to its customers, including (1) arranging for products to be stored in warehouse facilities for release to the customer on a just-in-time delivery basis, (2) providing customers with timely information concerning market trends and product development, and (3) upon request by customers, arranging for subsequent metal processing or finishing services.

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

     Acquire Capability to Provide Additional Value Added Services. On November 4, 2004 the Company entered into an agreement to purchase a used aluminum extrusion press. The press will be modernized and installed in a new warehouse/distribution facility in Baltimore, Maryland that the Company purchased in late 2004. It is anticipated that the press will become operational during the third quarter of 2005. The Company may also seek to acquire the capability to provide its customers with additional value-added services (such as various processing, manufacturing, finishing, and or distribution services). The Company may accomplish this through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

     Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. The Company's warehouse and distribution facility in Baltimore serves the dual purpose of: (1) providing depot/warehousing capacity for just-in-time delivery and (2) providing handling capability and inventory control at the Baltimore port of entry, the Company's most active import location. This arrangement reduces freight and handling expenses while concurrently increasing efficiency, and enables the Company to monitor deliveries and serve customers more effectively. At the end of 2004, the Company purchased a distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland. This building is being upgraded and is expected to be available for occupancy in the third quarter of 2005, prior to the expiration of the Company's lease for its current warehouse in Baltimore.

The Industry

     Semi-finished aluminum products are produced by processing primary aluminum and or aluminum scrap. A product is considered "semi-finished" if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products, and aluminum powder and paste. The Company offers most of these forms of semi-finished aluminum products to its customers.

     Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. The Company believes that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to CRU Monitor, an industry publication, shipments in North America for mill aluminum products during 2004 increased approximately 7% from shipments in 2003.

Products

     During the last three fiscal years, the Company has derived substantially all of its revenues from the sale of semi-finished aluminum products. Demand for the Company's product is not seasonal.

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

     The Company carefully monitors the timing and processing of orders to meet customers' needs and commits to deliver orders within a time-period mutually agreed with the customer, generally within a 30-day window. The Company maintains constant and ongoing communication with its suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

     The Company primarily sells its products through its own marketing and sales personnel. In addition, the Company sells its products through independent sales agents located in North America who receive a commission on sales. The Company's inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

Backlog

     As of December 31, 2004, the Company had a backlog of firm orders aggregating approximately $80 million (as compared to $53 million as of December 31, 2003), which represents orders received from customers and placed into production with the Company's suppliers. The Company expects to fill and invoice substantially all of the orders backlogged as of December 31, 2004 by June 30, 2005.

Suppliers

     The Company enjoys exclusive representation arrangements with several foreign mills; however, one supplier, Hulett Aluminium Ltd, furnished approximately 54% of the Company's product in 2004. See Item 7 beginning on page 12 for information about the Company's relationship with Hulett. The Company provides important services to its suppliers in various ways, including:

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

     During 2004, the Company continued to work with existing suppliers and continued to explore other sources to underpin its position in the market.

Customers

     The Company serves approximately 200 customers in diverse industries, including transportation, automobile, housing, appliances and packaging. In 2004, the top ten customers of the Company represented approximately 47% of its sales, with one customer, Ryerson Tull, accounting for 17% of total revenues. These customers included six full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

     The Company's customers are located throughout the United States and Canada and, to a lesser extent, Australia and New Zealand. The Company's U.S. customer base is not regional.

     The following table summarizes the Company's revenues for the past three years by geographic region.

--------------------------------------------------
                       Net Revenues (In thousands)
--------------------------------------------------
                         2004      2003      2002
--------------------------------------------------
United States          175,836   148,108   127,327
--------------------------------------------------
Canada & Pacific Rim    36,714    36,308    31,411
--------------------------------------------------

--------------------------------------------------
Total                  212,550   184,416   158,738
--------------------------------------------------

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

Transportation

     The Company arranges for transportation and delivery of the products purchased by each customer. When the Company purchases products from an overseas supplier, it accepts delivery either at the port in the supplier's home country or at the port of destination. If the Company takes delivery at a foreign port, it will generally arrange for transportation to the port of destination on regularly scheduled port-to-port sea-going transportation. Upon delivery of the products at the destination port, the Company uses trucking and rail services to deliver the products to its customers.

Competition

     The Company's principal competitors are North American aluminum producers, including Alcoa Inc. and Alcan Aluminum Limited, which dominate the aluminum industry in North America. These companies are significantly larger, have significantly greater financial resources than the Company, and are active in significantly more areas of the aluminum products business than the Company, including mining, refining, smelting and recycling. The Company also competes with other importers and agents that act for foreign aluminum producers. The Company's principal means of competition is customer service, including providing value-added services to its customers and providing a range of product offerings. The Company believes that agents of foreign mills are generally less capable of providing the same value-added services to North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that the Company offers its customers.

Employees

     As of December 31, 2004, the Company had approximately 30 employees, all of whom were full-time employees. The Company also has independent sales representatives located in the United States. None of these employees are represented under a collective bargaining agreement.

     Empire-Pacific, a wholly-owned subsidiary of the Company, has eight employees in Australia.

Available Information

     We maintain a website at www.empireresources.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission ("SEC") available to investors on or through our website free of charge as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC. Our code of business conduct and ethics is available on our website. The contents of our website do not constitute a portion of this report.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's corporate headquarters are located in Fort Lee, New Jersey, where the Company leases office space pursuant to a lease expiring in March 2015. The lease provides for a minimum annual rental payment of $274,000.

     The Company leases a warehouse and distribution facility in Baltimore, Maryland pursuant to a lease expiring in October 2005.

     At the end of 2004, the Company purchased a distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland. This building is being upgraded and is expected to be available for occupancy in the third quarter of 2005, prior to the expiration of the Company's lease for its current warehouse in Baltimore, Maryland.

     Management believes that the Company's facilities are adequate to meet its current and proposed needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party from time to time to certain legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that any of these actions will have a material adverse effect on its results of operation or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter for their approval.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     The Company's common stock is listed and trades on the American Stock Exchange ("AMEX") under the symbol ERS.

     The table below sets forth the high and low sales per share prices for our common stock as reported by AMEX for the periods indicated and sets forth the Company's dividend payments for the periods indicated.

------------------------------------------------------------------------
                        Common Stock                 Common Stock
------------------------------------------------------------------------
                            2004                         2003
------------------------------------------------------------------------
                                     Cash                         Cash
Period            High      Low    Dividend    High      Low    Dividend
------------------------------------------------------------------------
1st Quarter...   $4.550   $3.000     $0.04    $1.590   $1.050
------------------------------------------------------------------------
2nd Quarter...   $5.000   $3.380     $0.04    $2.230   $1.090     $0.04
------------------------------------------------------------------------
3rd Quarter...   $3.930   $3.020     $0.04    $3.240   $2.000     $0.04
------------------------------------------------------------------------
4th Quarter...   $4.930   $3.250     $0.10    $4.230   $2.470     $0.08
------------------------------------------------------------------------

     On March 28, 2005, the closing price of our common stock on the American Stock Exchange was $4.65 and there were 38 holders of record of our common stock, and approximately 1,000 beneficial holders of our common stock.

     The Company did not sell any unregistered equity securities in 2004.

Dividends

     During 2004, the Board of Directors of the Company declared quarterly dividends on its common stock. The Company determined that it was able to return some of its cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities. The Board of Directors declared a regular cash dividend of $0.04 per share on March 23rd, June 15th and September 10th. On December 9, 2004, the Board of Directors of the Company declared a regular cash dividend of $0.04 per share and a special dividend of $.06 per share. The Board of Directors intends to review its dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

Share Repurchase

     In November 1999, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock. In December 2000, the Board of Directors authorized an increase in the share repurchase program from 1 million shares to 1.5 million shares. On June 18, 2002, the Board of Directors authorized an additional increase in the share repurchase program of 1.0 million shares. This brought the total authorized number of shares available under the repurchase program to 2.5 million. As of December 31, 2004, the Company had repurchased a total of 2,267,400 shares for an aggregate cost of $2,731,049. The Company also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

     The Company did not complete any repurchases of equity securities in the fourth quarter of fiscal 2004.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 regarding our only compensation plan, the Company's 1996 Stock Option Plan (the "1996 Plan"), under which our common stock is authorized for issuance.

                                     ----------------------------------------------------------------------------
                                                         Equity Compensation Plan Information
                                     ----------------------------------------------------------------------------
                                                                                        Number of securities
                                                                                        remaining available for
                                                                                        future issuance under
                                     Number of securities to be   Weighted Average      equity compensation plans
                                     issued upon exercise of      exercise price of     (excluding securities
Plan category                        outstanding options          outstanding options   reflected in column (a))
----------------------------------   --------------------------   -------------------   -------------------------
                                                 (a)                      (b)                      (c)
Equity compensation plans approved             403,000                    1.64                 658,933
by security holders

Equity compensation plans not
approved by security holders                       --                      --                       --

   Total                                       403,000                    1.64                 658,933

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

------------------------------------------------------------------------------
                                        Years Ended December 31,
------------------------------------------------------------------------------
                               In thousands, except per share information
------------------------------------------------------------------------------
                            2004       2003       2002       2001       2000
------------------------------------------------------------------------------
Operating Results:
------------------------------------------------------------------------------
Net Sales                 $212,550   $184,416   $158,738   $143,235   $165,328
------------------------------------------------------------------------------
Operating Income          $  8,827   $  6,775   $  4,992   $  4,083   $  5,041
------------------------------------------------------------------------------
Net Income                $  4,810   $  3,544   $  2,370   $  1,296   $  1,041
------------------------------------------------------------------------------
Share Data:
------------------------------------------------------------------------------
Weighted average shares
   outstanding
------------------------------------------------------------------------------
   Basic                     9,574      9,466     10,049     10,956     11,346
------------------------------------------------------------------------------
   Diluted                   9,913      9,702     10,189     11,091     11,445
------------------------------------------------------------------------------
Earnings Per Share:
------------------------------------------------------------------------------
   Basic                  $    .50   $    .37   $    .24   $    .12   $    .09
------------------------------------------------------------------------------
   Diluted                $    .49   $    .37   $    .23   $    .12   $    .09
------------------------------------------------------------------------------

----------------------------------------------------------------------
Balance Sheet Data:                   As of December 31,
----------------------------------------------------------------------
                         2004      2003      2002      2001      2000
----------------------------------------------------------------------
Total Assets           $93,915   $74,504   $54,469   $52,762   $69,110
----------------------------------------------------------------------
Working Capital        $17,459   $14,962   $12,871   $11,823   $10,946
----------------------------------------------------------------------
Stockholders' Equity   $17,948   $15,119   $12,922   $11,944   $11,101
----------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Introduction

     The following discusses Empire Resources, Inc.'s results of operations and liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes. Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements also include those containing such words as "believe," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be different from those expressed or implied in the forward-looking statements. For additional information on forward-looking statements, see Part I of this Form 10-K.

     Our Business

     The Company is a distributor of value added, semi-finished aluminum product and is engaged in the purchase and sale of principally nonferrous metals to a diverse customer base located throughout the United States and in Canada, Australia and New Zealand. The Company was founded in 1990 and focused on designing, developing and marketing products for emerging computer related markets. In 1999, the Company merged with a distributor of value added, semi-finished aluminum products and continued in the aluminum business.

     For 2005, the Company intends to modernize and install a used aluminum extrusion press in a new warehouse/distribution facility that the Company purchased in Baltimore, Maryland. The Company expects to begin manufacturing extrusions in the new facility in late 2005. The Company expects that its current customers are potential customers for its extrusions production.

Critical Accounting Policies and Estimates

     The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements. The Company has not adopted any significant new accounting policies during the period ended December 31, 2004.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims.

     Allowance for Doubtful Accounts

     As of December 31, 2004, the Company had $30,558,000 in trade receivables. Additionally, the Company had recorded an allowance for doubtful accounts of $191,000. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as it believes necessary. The Company maintains a credit insurance policy on the majority of its customers. In general, this policy has a 10% co-insurance. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and the Company's ability to secure same.

     Accruals for Inventory Claims

     Generally, the Company's exposure on claims for defective material is small as the company refers all claims on defects back to the Mill supplying the material. In the event that the Company does not believe the Mill will honor a claim, the Company will record an allowance for inventory adjustments.

Results of Operations

     Comparison of Fiscal Years Ended December 31, 2004 and 2003 (in thousands)

     The Company's success during 2004 was in part due to continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of its service to its suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the use of proprietary on-line service modules for customers to track their shipments. This bolstered the Company's commitment to service and customer satisfaction. The Company has also used its excellent customer relationships to leverage sales per employee by developing long term relationships with its customer and understanding their needs. In addition, due in part to its long-term customers, the Company has been able to build sales volume without a similar increase in selling, general and administrative expenses that would otherwise accompany customer turn-over. The stable customer and supplier base has also enabled the Company to increase its purchases from its suppliers and to sell the majority of these quantities to its existing customer base. While this does expose the Company to concentration risks, it has provided the foundation of the Company's growth and performance. The Company' success in 2004 was also due to higher aluminum pricing, and to an increase of approximately 10% in volumes shipped to its customers.

     During 2004, the Company's net sales increased by $28,134 to $212,550, or 15% above net sales in 2003. The increase in net sales was primarily due to increases in the prices of products and the steady availability of supply shipments from the Company's existing supplier base. The Company's top ten customers represented 45% of the sales in 2004, compared to 36% in 2003.

     The Company's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one supplier accounted for approximately 54% of the Company's purchases for the year ended December 31, 2004, and the three largest suppliers accounted for 79% of 2004 purchases. As a result, the termination or limitation by one or more of the Company's largest suppliers of their relationship with the Company could have a material adverse effect on the Company's business and results of operations.

     The Company's inventory increased by $16,921 to $58,969 during 2004 as compared to inventories of $42,048 in 2003. This increase in inventory supported the Company's increased sales by allowing the Company to be increasingly sensitive to timely shipments to its customers. In addition, due to having inventory on hand, the Company was able to extend its customer service efforts by allowing additional time to stage material in its private or public warehouses to achieve timely customer deliveries. Some of the Company's customers do not accept deliveries in the last two weeks of the fiscal year which also increased the inventory levels at year end.

     The Company's net income grew during this same period by 36%. Net income for 2004 was $4,810 compared with net income for 2003 of $3,544. The Company through long term planning and customer relationships, and use of technology did not have to increase selling, general and administrative expenses by the same percentage as its sales increased to serve its customers. In 2004, the Company's selling, general and administrative expenses increased by $1,038 to $7,457, or 16% above selling, general and administrative expenses in 2003. The Company's strategy of maintaining long-term relationships with its customers, while allowing for sales growth, also exposes the Company to concentration risks.

     In 2004, the Company's interest expense increased by $127 to $1,140, or less than 1% above interest expense in 2003. As a result of historically low interest rates, the Company has been able to minimize its interest expense and as a result its net income has increased. In the current changing interest rate environment, the Company's profitability could be adversely affected if the interest rates increase.


     Comparison of Fiscal Years Ended December 31, 2003 and 2002 (in thousands)

     Net sales increased $26,000 or 16% during 2003, due to expanded shipments from the Company's existing supplier base. The Company's ability to increase its supply was the main factor for its success in 2003. The ability to obtain additional product from its suppliers was the main factor for its growth in 2003 and is the primary reason for the increase in sales. The Company successfully placed increased volumes primarily within its existing customer base. The Company's top ten customers represented 36% of sales in 2003 as compared to 35% in 2002. Prices of aluminum for most of 2003 were essentially flat.

     The Company's net income grew during this same period by 50%. The Company through long term planning and use of technology did not have to increase selling, general and administrative expenses by the same percentage as its sales increased to serve its customers. This strategy, while allowing for growth, also exposes the Company to customer concentration risks.

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

Liquidity and Capital Resources (in thousands)

     The Company's cash balance decreased by $1,190 in the year ended December 31, 2004. Net cash of $(4,992) was used in operating activities, while $6,617 of net cash was provided by financing activities. Increase in inventories at year end was the most significant contributor to the increased use of cash. The increase in inventories supports the Company's increased volume of shipments.

     The $6,617 of net cash provided by financing activities was primarily the result of borrowings under the Company's line of credit.

     The Company currently operates under a revolving line of credit, including a commitment to issue letters of credit, with four commercial banks. The maximum availability of this facility is $75,000. Borrowings under these lines of credit are collateralized by security interests in substantially all of the Company's assets. Under these credit agreements, the Company is required to maintain working capital and net worth ratios. These facilities expire on June 30, 2006. As of December 31, 2004, the amount outstanding under the Company's revolving lines of credit was $57,300 (including letters of credit of approximately $17,000). Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations. The Company may require additional debt or equity financing in connection with the future expansion of its operations.

     The table below provides a summary of our commitments and contractual obligations arrangements as of December 31, 2004:

Commitments and Contingencies (in thousands)

------------------------------------------------------------------------------------------
                     Total    Less than 1 Year   1-3 Years   4-5 Years   More than 5 Years
------------------------------------------------------------------------------------------
Bank Debt           $42,800        $40,394          $349        $272           $1,785
------------------------------------------------------------------------------------------
Operating Leases      2,030            449          $823        $549              209
------------------------------------------------------------------------------------------
Letters of Credit    17,042         17,042            --          --               --
------------------------------------------------------------------------------------------
Total               $61,872        $57,885          $823        $549           $2,615
------------------------------------------------------------------------------------------

     The Company has contingent liabilities in the form of letters of credit to some of its suppliers.

               CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company is Highly Dependent on a Few Suppliers.

     The Company purchased approximately 54% of its products from one supplier in 2004 and approximately 79% from its three largest suppliers. As a result, the termination or limitation by one or more of the Company's largest suppliers of their relationship with the Company could have a material adverse effect on the Company's business and results of operations. In addition, the Company's loss of any one of its other suppliers (or material default by any such supplier in its obligations to the Company) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to the Company, or for any other reason, could have a material adverse effect on the Company's business.

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

The Company is Highly Dependent on a Few Significant Customers.

     The Company's sales are highly concentrated to a few customers. In 2004, 47% of the Company's revenues were derived from sales to ten customers. One major customer accounted for approximately 17% of the Company's consolidated net sales for the year ended December 31, 2004. Two large customers, RyersonTull and Integris Metals merged during 2004. Further consolidation may increase the sales concentration of the Company. As a result, any material reduction in sales to any of these customers could have a material adverse effect on the Company's business.

An Act of War or Terrorism or Natural Catastrophes Could Disrupt the Company's Supply of Products.

     The Company purchases its aluminum products primarily from foreign suppliers. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing the Company's products into the United States or increase the costs required to do so.

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

Risk of Counterparty Defaults.

     The Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts. The risk of a counterparty default exists in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

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

The Company is Exposed to Credit Risk from its Customers.

     The Company does not require collateral for customer receivables. The Company has significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair the collectability of these receivables. The Company carries credit insurance with a 10% co-pay provision covering the majority of its customers and the Company has set specific limits on each customer's receivables. However, the Company sometimes elects to exceed these specific credit limits. The Company's failure to collect a significant portion of the amount due on its receivables directly from customers or through insurance claims (or other material default by customers) could have a material adverse effect on the Company's financial condition and results of operations. In selected instances the co-pay may be increased.

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

Increased Tariffs Could Adversely Affect the Company's Financial Condition.

     During 2004, approximately 70% of sales of the Company represented sales of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preferences (GSP). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after it expires on December 31, 2006. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to its customers, the Company's profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

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

     On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett Aluminium Ltd, the Company's major supplier of aluminum products. The petition related to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett also produces numerous other products that the Company imports.

     After a year long investigation, the ITC on November 5, 2004 voted that there had been no material injury to the domestic industry as a result of the shipments of series 6000 aluminum rolled plate produced by Hulett. As a result of this vote the case did not proceed further and no other action is currently pending.

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

The Company is Dependent on its Executive Officers.

     The Company is highly dependent on its executive officers, the loss of any of one of which could have a significant adverse impact on the Company's business. The Company does maintain key man life insurance on certain of its executives.

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

     At December 31, 2004, net unrealized losses on the Company's foreign exchange forward contracts amounted to approximately $543,000 as compared to a net unrealized gain of $2,176,000 at December 31, 2003 and net unrealized losses on aluminum futures contracts amounted to approximately $803,000 as compared to $1,613,000 in 2003. These unrealized amounts were offset by like amounts on the underlying commitments which were hedged, and are reflected in the accompanying 2004 and 2003 balance sheet in other current assets ($543,000), inventory ($803,000) and accrued expenses ($1,346,00). Unrealized amounts are reflected on the 2003 balance sheet in other current assets ($3,129,000), inventory ($563,000) and accrued expenses ($2,566,000).

ITEM 8. FINANCIAL STATEMENTS

Furnished at end of report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Executive Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures are reasonably effective to ensure that material information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

     There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") prior to April 29, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.14 Amendment No. 4 to Credit Facility, dated December 13, 2004 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.*

10.15 Agreement of purchase and sale of 6900 Quad Avenue dated May 31, 2004 between Dale W. Brougher, Trustee and Registrant.*

10.16 Loan Agreement dated December 27, 2004 between 6900 Quad Avenue a subsidiary of the Registrant and JP MORGAN CHASE BANK, N.A. *

10.17 Agreement of purchase and sale of extrusion equipment dated November 4, 2004 between Werner Co., and Registrant. *

10.18 Fourth Modification and Extension of Lease for office space, dated as of the 17th of November 2004, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant .*

11.1 Statement regarding computation of per share earnings.*

21.1 List of subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.


By: /s/ Nathan Kahn
    ---------------------------
    Nathan Kahn
    Chief Executive Officer
    March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nathan Kahn
-------------------------------
Nathan Kahn
Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2005


/s/ Sandra Kahn
-------------------------------
Sandra Kahn, Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
March 31, 2005


/s/ William Spier
-------------------------------
William Spier, Director
March 31, 2005


/s/ Jack Bendheim
-------------------------------
Jack Bendheim, Director
March 31, 2005


/s/ Barry L. Eisenberg
-------------------------------
Barry L. Eisenberg, Director
March 31, 2005

/s/ Peter G. Howard
-------------------------------
Peter G. Howard, Director
March 31, 2005


/s/ Nathan Mazurek
-------------------------------
Nathan Mazurek, Director
March 31, 2005


/s/ Morris J. Smith
-------------------------------
Morris J. Smith, Director
March 31, 2005


/s/ Harvey Wrubel
-------------------------------
Harvey Wrubel, Director
March 31, 2005

                                                                    Exhibit 31.1

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2005


                                       By: /s/ Nathan Kahn
                                           -------------------------------------
                                           Nathan Kahn
                                           Chief Executive Officer

                                                                    Exhibit 31.2
                    CERTIFICATION PURSUANT TO SECTION 302(a)
                        OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               i. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               ii. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               iii. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               i. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               ii. any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2005

                                       By: /s/ Sandra Kahn
                                           -------------------------------------
                                           Sandra Kahn
                                           Chief Financial Officer

                                                                      Exhibit 32

CERTIFICATIONS

     The undersigned officer of Empire Resources, Inc. (the "Company") hereby certifies that the Company's annual report on Form 10-K for the period ended December 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


Date: March 31, 2005                   By: /s/ Nathan Kahn
                                           -------------------------------------
                                           Nathan Kahn,
                                           Chief Executive Officer and President

     The undersigned officer of Empire Resources, Inc. (the "Company") hereby certifies that the Company's annual report on Form 10-K for the period ended December 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


Date: March 31, 2005                   By: /s/ Sandra Kahn
                                           -------------------------------------
                                           Sandra Kahn,
                                           Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Empire Resources, Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 11, 2005

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share amounts)

                                                               December 31,
                                                            -----------------
                                                              2004      2003
                                                            -------   -------
ASSETS
Current assets:
   Cash                                                     $   287   $ 1,477
   Trade accounts receivable (less allowance for
      doubtful accounts of $191 and $191)                    30,367    25,723
   Inventories                                               58,969    42,048
   Other current assets                                       1,397     5,100
                                                            -------   -------
      Total current assets                                   91,020    74,348

Property and Equipment (less accumulated depreciation of
   $472 and $396)                                             2,895       156
                                                            -------   -------
                                                             93,915    74,504
                                                            =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                    $40,300   $34,400
   Current maturities of long-term debt                          94
   Trade accounts payable                                    25,411    16,895
   Accrued expenses                                           6,796     7,328
   Dividends Payable                                            960       762
                                                            -------   -------
      Total current liabilities                              73,561    59,386
                                                            -------   -------
Long-term debt, net of current maturities                     2,406         0

Commitments and contingencies

Stockholders' equity:
   Common stock $.01 par value, 20,000,000 shares
      authorized and 11,749,651 shares issued at
      December 31, 2004 and 2003                            $   117       117
   Additional paid-in capital                                10,827    10,803
   Retained earnings                                          9,547     6,848
   Accumulated other comprehensive income--
      cumulative translation adjustment                          14        14
   Treasury stock (2,150,400 shares and 2,221,400 shares)    (2,557)   (2,663)
                                                            -------   -------
      Total stockholders' equity                             17,948    15,119
                                                            -------   -------
                                                             93,915    74,504
                                                            =======   =======


See notes to consolidated financial statements                               F-2

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share amounts)

                                                  Year Ended December 31,
                                               -----------------------------
                                                 2004       2003      2002
                                               --------   -------   --------
Net sales                                      $212,550   184,416   $158,738
Cost of goods sold                              196,266   171,222    147,714
                                               --------   -------   --------

Gross profit                                     16,284    13,194     11,024
Selling, general and administrative expenses      7,457     6,419      6,032
                                               --------   -------   --------

Operating income                                  8,827     6,775      4,992
Interest expense                                  1,140     1,013      1,046
                                               --------   -------   --------

Income before income taxes                        7,687     5,762      3,946
Income taxes                                      2,877     2,218      1,576
                                               --------   -------   --------

Net income                                     $  4,810     3,544   $  2,370
                                               ========   =======   ========

Weighted average shares outstanding:
   Basic                                          9,574     9,466     10,049
                                               ========   =======   ========

   Diluted                                        9,913     9,702     10,189
                                               ========   =======   ========

Earnings per share:
   Basic                                       $    .50   $   .37   $    .24
                                               ========   =======   ========

   Diluted                                     $    .49   $   .37   $    .23
                                               ========   =======   ========


See notes to consolidated financial statements                               F-3

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)


                                                     Common Stock
                                                  ------------------
                                                  Number of            Additional Paid-   Retained
                                                    Shares    Amount      in Capital      Earnings
                                                  ---------   ------   ----------------   --------
Balance at December 31, 2001                        11,750     $117         $10,681        $ 2,454

Transfer of restricted shares to key employee                                    46
Purchase of treasury stock (1,127 shares)
Net change in cumulative translation adjustment
Net income for 2002                                                                          2,370

                                                    ------     ----         -------        -------
Balance at December 31, 2002                        11,750     $117         $10,727         $4,824

Purchase of treasury stock (10 shares)
Stock options exercised                                                          21
Tax  Benefit from exercise of options                                            55
Net change in cumulative translation adjustment
Dividends ($.16 per share)                                                                  (1,520)
Net income for 2003                                                                          3,544

                                                    ------     ----         -------        -------
Balance at December 31, 2003                        11,750     $117         $10,803        $ 6,848

Stock options exercised                                                          24
Dividends ($.22 per share)                                                                  (2,111)
Net income for 2004                                                                          4,810

                                                    ------     ----         -------        -------
Balance at December 31, 2004                        11,750      117          10,827          9,547
                                                    ------     ----         -------        -------

                                                   Acumulated Other
                                                     Comprehensive
                                                  Income- Cumulative                  Total           Total
                                                      Translation      Treasury   Stockholders'   Comprehensive
                                                       Adjustment       Stock        Equity          Income
                                                  ------------------   --------   -------------   -------------
Balance at December 31, 2001                              $30          ($1,338)      $11,944

Transfer of restricted shares to key employee                                             46
Purchase of treasury stock (1,127 shares)                               (1,429)       (1,429)
Net change in cumulative translation adjustment            (9)                            (9)             (9)
Net income for 2002                                                                    2,370           2,370
                                                                                                      ------
                                                                                                      $2,361
                                                          ---          -------       -------          ------
Balance at December 31, 2002                              $21          ($2,767)      $12,922

Purchase of treasury stock (10 shares)                                     (14)          (14)
Stock options exercised                                                    118           139
Tax  Benefit from exercise of options                                                     55
Net change in cumulative translation adjustment            (7)                            (7)             (7)
Dividends ($.16 per share)                                                            (1,520)
Net income for 2003                                                                    3,544           3,544
                                                                                                      ------
                                                                                                      $3,537
                                                          ---          -------       -------          ------
Balance at December 31, 2003                              $14          ($2,663)      $15,119

Stock options exercised                                                    106           130
Dividends ($.22 per share)                                                            (2,111)
Net income for 2004                                                                    4,810           4,810
                                                                                                      ------
                                                                                                      $4,810
                                                          ---          -------       -------          ------
Balance at December 31, 2004                               14           (2,557)       17,948
                                                          ---          -------       -------


See notes to consolidated financial statements                               F-4

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Consolidated Statements of Cash Flows
(In thousands)

                                                                  Year Ended December 31,
                                                               -----------------------------
                                                                 2004       2003       2002
                                                               --------   --------   -------
Cash flows from operating activities:
   Net income                                                  $  4,810   $  3,544   $ 2,370
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                               76         76        89
         Deferred income taxes                                      (22)       (27)       34
         Translation adjustment                                       0         (7)       (9)
         Transfer of restricted shares to key employee                0          0        46
         Tax benefit from stock options exercised                     0         55         0
         Changes in:
            Trade accounts receivable                            (4,644)    (1,468)   (1,466)
            Inventories                                         (16,921)   (14,216)      (50)
            Other current assets                                  3,725     (3,814)     (370)
            Trade accounts payable                                8,516      3,859        37
            Accrued expenses                                       (532)     4,417     1,792
                                                               --------   --------   -------
         Net cash (used in) provided by operating activities     (4,992)    (7,581)    2,473
                                                               --------   --------   -------
Cash flows used in investing activities:
   Purchases of property and equipment                           (2,815)      (181)      (19)
                                                               --------   --------   -------
Cash flows from financing activities:
   Proceeds from (repayments of) notes payable - banks            5,900      8,800    (1,100)
   Proceeds from mortgage payable                                 2,500
   Dividends Paid                                                (1,913)      (758)        0
   Stock options exercised                                          130        139         0
   Purchase of treasury stock                                         0        (14)   (1,429)
                                                               --------   --------   -------
         Net cash provided by (used in) financing activities      6,617      8,167    (2,529)
                                                               --------   --------   -------
Net (decrease) increase in cash                                  (1,190)       405       (75)
Cash at beginning of period                                       1,477      1,072     1,147
                                                               --------   --------   -------
Cash at end of period                                          $    287   $  1,477   $ 1,072
                                                               ========   ========   =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                 $  1,066   $  1,024   $   998
      Income taxes                                             $  3,106   $  2,233   $ 1,396
Non Cash Financing Activities:
   Dividend Declared but not yet paid                          $    960   $    762   $     0


See notes to consolidated financial statements                               F-5

NOTE A - BUSINESS

Empire Resources, Inc ("the Company") is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. who receive commissions on sales. The Company purchases from several suppliers located throughout the world. See B [14]

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

[2]  Revenue recognition:

     Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured.

[3]  Inventories:

     Inventories which consist of purchased semi-finished aluminum products are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

[4]  Property and equipment:

     Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives.

[5]  Deferred financing costs:

     Deferred financing costs include fees and costs incurred to obtain long term financing and are being amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

[6]  Commodity futures and foreign currency hedging activities:

     The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company's policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company recognizes in the balance sheet derivative contracts at fair value, as well as changes in the fair value of the related hedged firm purchase and sales commitments attributable to the hedged risk and reflects any net gains and losses currently in earnings (See Note D).

[7]  Foreign currency translation:

     The functional currency of Empire Resources Pacific Ltd., a wholly-owned subsidiary which acts as a sales agent in Australia and New Zealand, is the Australian dollar. Cumulative translation adjustments, which are charged or credited to accumulated other comprehensive income, represent translation of Australian dollar amounts into U.S. dollars.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

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

[9]  Earnings per share:

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method. For the year ended December 31, 2002, diluted earnings per share did not include the effect of approximately 544,000 options outstanding at such date as their effect would be anti-dilutive.

[10] Stock - based compensation:

     At December 31, 2004 the Company had a stock option plan which is described more fully in Note F. The Company accounts for stock-based employee compensation under the recognitions and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                        Year Ended December 31,
                                                            (In thousands)
                                                       ------------------------
                                                        2004     2003     2002
                                                       ------   ------   ------
Reported net income                                    $4,810   $3,544   $2,370
Stock-based employee compensation determined
   under the fair value based method (net of tax)         (18)      (7)      (5)
                                                       ------   ------   ------
Pro forma net income                                   $4,792   $3,537   $2,365
                                                       ======   ======   ======

Earnings per share (basic and diluted):
   As reported
      Basic                                            $  .50   $  .37   $  .24
      Diluted                                          $  .49   $  .37   $  .23

   Pro-forma
      Basic                                            $  .50   $  .37   $  .24
      Diluted                                          $  .48   $  .37   $  .23

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

                          2004   2003   2002
                          ----   ----   ----
Dividend yield               4%  4.78%     0%
Volatility                 .59   0.59   0.40
Risk free interest rate   4.24%  2.08%  4.23%
Expected life in years       5      5      5

EMPIRE RESOURCES, INC. AND SUBSIDIARES

The weighted average fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $1.59, $0.67 and $0.47, respectively.

[11] Deferred stock based compensation:

     The expense relating to deferred stock based compensation is based on the fair market value of the stock as of the grant date and is amortized over the vesting period of three years. This resulted in amortization expense of $46,000 for the year ended December 31, 2002. The amount has been fully amortized as of December 31, 2002.

[12] Recent accounting pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We are evaluating the impact of this standard on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for
     (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for us beginning July 1, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method could have a significant impact on the Company's result of operations if we were to grant additional options although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share. (See Note B (10) above.)

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for us beginning July 1, 2005. We believe the adoption of SFAS 153 will not have an impact on our results of operations or financial position.

[13] Use of estimates:

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

EMPIRE RESOURCES, INC. AND SUBSIDIARES

[14] Significant customers and concentration of suppliers:

     One major customer accounted for approximately 17%, 14% and 11% of the Company's consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 54% and 55% of total purchases during the years ended December 31, 2004 and 2003, respectively, and four other suppliers accounted for 35% and 32%, respectively, of total purchases. Three suppliers accounted for 54% of total purchases during the year ended December 31, 2002. The Company's loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

     On October 16, 2003, Alcoa, Inc. filed a petition with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") for the imposition of anti-dumping duties on imports of certain aluminum rolled plate from Hulett Aluminium Ltd, the Company's major supplier of aluminum products. The petition related to one specific product produced by Hulett - Series 6000 Aluminum Rolled Plate. Hulett also produces numerous other products that the Company imports.

     After a year long investigation, the ITC on November 5, 2004 voted that there had been no material injury to the domestic industry as a result of the shipments of series 6000 aluminum rolled plate produced by Hulett. As a result of this vote the case did not proceed further and no other action is currently pending.

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of notes payable to the banks approximate fair value as of December 31, 2004 and 2003 because the interest rates on such debt approximate the market rate for the Company given the appropriate risk factors. The carrying amount of the mortgage payable issued in December 2004 approximates fair value at December 31, 2004. Derivative financial instruments are carried at fair value. (See Note E)

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                                        Estimated Useful Life
                                December 31, 2004   December 31, 2003          (Years)
                                -----------------   -----------------   ---------------------
Land and improvements               $  375,000
Building and improvements            2,125,000                                    15
Equipment                              255,000
Office equipment                       612,000            552,000                  3
                                    ----------           --------
                                     3,367,000            552,000
Less Accumulated depreciation          472,000            396,000
                                    ----------           --------

                                    $2,895,000           $156,000
                                    ==========           ========

Building and improvements consist of a warehouse facility purchased in December 2004, which is being upgraded and is expected to be available for occupancy in the third quarter of 2005, prior to the expiration of the Company's lease for its current warehouse. Depreciation of property and equipment was $76,000, $49,000, and $34,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board. requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either

EMPIRE RESOURCES, INC. AND SUBSIDIARES
offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value, if any, is immediately recognized in earnings.

At December 31, 2004, net unrealized losses on the Company's foreign exchange forward contracts amounted to approximately $543,000 as compared to a net unrealized gain of $2,176,000 at December 31, 2003. Net unrealized losses on aluminum futures contracts amounted to approximately $803,000 as compared to $1,613,000 in 2003. These unrealized amounts, which represent the fair value of the derivative contracts, were offset by like amounts for the changes in the fair value of the underlying commitments which were hedged. Such amounts are reflected in the accompanying 2004 and 2003 balance sheet in other current assets ($543,000), inventory ($803,000) and accrued expenses ($1,346,000) and are reflected on the 2003 balance sheet in other current assets ($3,129,000) inventory ($563,000) and accrued expenses ($2,566,000).

For the years ended December 31, 2004, and 2003 and 2002, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

As discussed in Note F, the Company has entered into an interest rate swap to convert a mortgage from a variable rate to a fixed rate obligation which has been designated as a cash flow hedge. At December 31, 2004, the fair value of the swap was not significant to the accompanying balance sheet.

NOTE F - MORTGAGE PAYABLE

In December 2004, the Company entered into a mortgage in connection with the purchase of a warehouse. The mortgage, which requires monthly payments of approximately $21,000 including interest, bears interest at Libor + 1.75% and matures in December 2014.

In connection with the mortgage, the Company entered into an interest rate swap with a bank which has been designated as a cash flow hedge. Effective 2004 through December 29, 2014 each month the Company will pay a fixed interest rate of 6.37% to the bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay to the Company a floating rate, namely, LIBOR, to the reset monthly plus 1.75% on the same notional principal amount.

The following are the future maturities of the mortgage at December 31, 2004 (in thousands):

Year ending December 31,
------------------------
2005                       $   94
2006                          109
2007                          116
2008                          124
2009                          132
Thereafter                  1,925
                           ------
                            2,500
                           ======

NOTE G - NOTES PAYABLE - BANKS

As of December 31, 2004, the Company operated under a $60,000,000 committed credit facility with three commercial banks. This facility as amended, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, the Company is required to maintain working capital and net worth ratios as defined by the loan agreement. As of December 31, 2004 and 2003 respectively, the credit utilized under this facility amounted to $57.3 million and $38.9 million (including approximately $17.0 million and $4.5 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement. At December 31, 2004 and 2003, the interest rate charged approximated 4.4% and 3.1%, respectively. On February 23, 2005, the Company amended its credit facility to increase its availability to $75,000,000 and to include a fourth bank.

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

EMPIRE RESOURCES, INC. AND SUBSIDIARES

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

The following is a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

                                                          Weighted
                                                          Average
                                               Number     Exercise
                                              of shares     Price
                                              ---------   --------
Options outstanding at December 31, 2001       750,933      $1.36

Options granted                                 18,000      $1.13

Options forfeited                              (85,000)     $1.49
                                               -------

Options outstanding at December 31, 2002       683,933      $1.33

Options granted                                 18,000      $1.87

Options exercised                              (96,000)     $1.44

Options forfeited                              (50,000)     $0.81
                                               -------
Options outstanding at December 31, 2003       555,933      $1.30

Options granted                                 18,000      $3.64

Options exercised                              (71,000)     $1.82

Options forfeited                              (99,933)     $0.01
                                               -------
Options outstanding and exercisable at
   December 31, 2004                           403,000      $1.64
                                               =======

Options available for grant under 1996 Plan
   at December 31, 2004                        658,933
                                               =======

At December 31, 2004, the weighted average years remaining for outstanding and exercisable options is 4.9 years.

NOTE I - COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock at prices not to exceed $1.50 per share. As of December 31, 2004, the Company had repurchased a total of 2,267,400 shares under the repurchase program for an aggregate cost of $2,731,049.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE J - INCOME TAXES

Income tax expense (benefit) consists of the following (In Thousands):

            Year Ended December 31,
           ------------------------
            2004     2003     2002
           ------   ------   ------
Current    $2,899   $2,245   $1,542
Deferred   $  (22)  $  (27)      34
           ------   ------   ------
           $2,877   $2,218   $1,576
           ======   ======   ======

The U.S. statutory rate of 34% can be reconciled to the effective tax rate as follows (In Thousands):

                                         Year Ended December 31,
                                        ------------------------
                                         2004     2003     2002
                                        ------   ------   ------
Provision for taxes at statutory rate   $2,614   $1,959   $1,342
State and local taxes, net of federal
   tax benefit                          $  220   $  265      154
Permanent differences and other             43       (6)      80
                                        ------   ------   ------
                                        $2,877   $2,218   $1,576
                                        ======   ======   ======

Deferred tax assets and liabilities are composed of the following:

                                       December 31,
                                       -----------
                                       2004   2003
                                       ----   ----
Deferred tax assets
   Allowance for doubtful accounts       74     74
   Accrued expenses                      23     15
   Hedge commitments                    520    390
                                       ----   ----
                                        617    479
                                       ----   ----
Deferred tax liabilities
   Property and equipment               (32)   (46)
   Derivative contracts                (520)  (390)
                                       ----   ----
                                       (552)  (436)
                                       ----   ----
Net deferred tax assets
  (included in other current assets)   $ 65   $ 43
                                       ====   ====

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE K - EMPLOYEE RETIREMENT BENEFITS

The Company has implemented a salary reduction employee benefit plan, a qualified plan adopted to conform to Internal Revenue Code Section 401(k). Employees may contribute up to 15% of their eligible compensation, and the Company will provide a matching contribution of 50% of employee contributions limited to 2% of employee compensation. The plan covers all employees who have attained age 18, and substantially all eligible employees have elected to participate.

Each employee's pre-tax contributions are immediately vested upon participation in the plan. The employees' vesting of the Company's matching contribution is based upon length of service as follows:

Years of service   Vested %
----------------   --------
        1             25%
        2             50%
        3             75%
        4            100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $32,000 in 2004, $28,000 in 2003, and $25,000 in 2002.

NOTE L - EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                              Year Ended December 31,
                                                      (In thousands except per share amounts)
                                                      ---------------------------------------
                                                              2004     2003      2002
                                                             ------   ------   -------
Numerator:
   Net Income                                                $4,810   $3,544   $ 2,370
Denominator:
   Computation of basic earnings per share:
      Weighted average shares outstanding - basic             9,574    9,466    10,049
   Basic earnings per share                                  $ 0.50   $ 0.37   $  0.24

   Computation of diluted earnings per share:
      Weighted average shares outstanding - basic             9,574    9,466    10,049
   Potentially dilutive shares:
      Shares issuable upon exercise of
         dilutive options                                       339      236       140
                                                             ------   ------   -------
      Weighted average shares outstanding - diluted           9,913    9,702    10,189
   Diluted earnings per share                                $ 0.49   $ 0.37   $  0.23

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company operates in one business segment-the purchase, sale and distribution of non-ferrous metals. Sales to domestic and foreign customers were as follows:

                         ------------------------------
                             Year Ended December 31,
                                  (In thousands)
                         ------------------------------
                           2004       2003       2002
                         --------   --------   --------
United States            $175,836   $148,108   $127,327
Canada and Pacific Rim     36,714     36,308     31,411
                         --------   --------     ------
                         $212,550   $184,416   $158,738
                         ========   ========   ========

NOTE N - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                        2004
                                      ----------------------------------------
                                       March      June    September   December
                                         31        30         30         31
                                      -------   -------   ---------   --------
                                       (In thousands except per share amounts)
                                      ----------------------------------------
Net sales                             $54,185   $51,605    $53,809    $52,951
Gross profit                            3,836     3,823      4,313      4,312
Operating income                        2,145     1,994      2,568      2,120
Net income                              1,135     1,064      1,415      1,196
Income per common share-
   Basic and diluted
      Basic                           $  0.12   $  0.11    $  0.15    $  0.12
      Diluted                         $  0.11   $  0.11    $  0.14    $  0.12
Weighted average shares outstanding
      Basic                             9,530     9,553      9,553      9,599
      Diluted                           9,885     9,903      9,864      9,913

                                                        2003
                                      ----------------------------------------
                                       March      June    September   December
                                         31        30         30         31
                                      -------   -------   ---------   --------
                                       (In thousands except per share amounts)
                                      ----------------------------------------
Net sales                             $44,937   $46,873    $46,645    $45,961
Gross profit                            3,196     3,317      3,272      3,409
Operating income                        1,674     1,828      1,758      1,515
Net income                                870       990        887        797
Income per common share-
   Basic and diluted
      Basic                           $   .09   $   .10    $   .09    $   .08
      Diluted                         $   .09   $   .10    $   .09    $   .08
Weighted average shares outstanding
      Basic                             9,435     9,432      9,469      9,528
      Diluted                           9,541     9,587      9,784      9,839

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE O - COMMITMENTS AND CONTINGENCIES

[1]  Lease:

          The Company leases office facilities under leases expiring through March 31, 2015, and leases warehouse and distribution facilities under a lease expiring on October 31, 2005. The minimum non-cancelable scheduled rentals under these leases are as follows (in thousands):

       Year Ending
      December 31,
      ------------
       2005             449
       2006             274
       2007             274
       2008             274
       2009             274
       Thereafter     1,481
                     ------
                     $3,026
                     ======

     Rent expense for the years ended December 31, 2004, 2003, and 2002 was $479,000, $452,000 and $437,000 respectively.

[2]  Letters of credit:

     Outstanding letters of credit at December 31, 2004 amounting to $17.0 million expire from January through August of 2005.

[3]  Employment agreements:

     The Company has an employment agreement with one of its executive officers expiring in December 2006. The agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement). Base salary under this agreement is $450,000 per annum. The amount may be increased, but not decreased, by the Board of Directors.

     The Company has an employment agreement with another officer, expiring in December 2006. The minimum base salary is $220,000 and is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

[4]  Purchase commitments:

     Under the terms of some of its supply contracts, the Company may be required to purchase certain minimum tonnages over the term of the contracts.

     In the fall of 2004, the Company entered into an agreement to purchase a used aluminum extrusion press for $850,000. The Company intends to modernize and install the press in the new warehouse/distribution facility that the Company purchased in Baltimore, Maryland. At signing the Company gave the seller a deposit of $255,000 which is included in property and equipment.

NOTE P -ALLOWANCE FOR DOUBTFUL ACCOUNTS

-----------------------------------------------------------------------------------------
                               In thousands
-----------------------------------------------------------------------------------------
                                Additions
-----------------------------------------------------------------------------------------
        Balance at    Charged to Costs   Charged to
       Beginning of          And            Other     Deductions from   Balance at End of
          Period          Expenses        Accounts        Reserves           Period
-----------------------------------------------------------------------------------------
2004       $191                                                                $191
-----------------------------------------------------------------------------------------
2003       $191                                                                $191
-----------------------------------------------------------------------------------------
2002       $189              $2                                                $191
-----------------------------------------------------------------------------------------

EMPIRE RESOURCES, INC. AND SUBSIDIARES

EXHIBIT 21.1 List of subsidiaries

        Name of subsidiary           Jurisdiction
        ------------------           ------------
Empire Resources Pacific Ltd.        Delaware
I.T.I. Innovative Technology, Ltd.   Israel
CompuPrint Ltd.                      Israel
6900 Quad Avenue LLC                 Delaware
Empire Resources Extrusions LLC      Delaware

EXHIBIT 11.1 Statement re computation of per share earnings

Earnings per share - basic, are based upon the Company's weighted average number of common shares outstanding.

                                                           2004     2003      2002
                                                          ------   ------   -------
                                                    (In thousands - except per share data)
Net Income                                                $4,810   $3,544   $ 2,370
                                                          ======   ======   =======
Weighted average shares outstanding - basic                9,574    9,466    10,049
Shares issuable upon exercise of dilutive options            503      567       209
Less: shares assumed repurchased                            (164)    (331)      (69)
                                                          ------   ------   -------
Weighted average shares outstanding - diluted              9,913    9,702    10,189
                                                          ======   ======   =======
Earnings per share - basic                                $ 0.50   $ 0.37   $  0.24
Earnings per share - diluted                              $ 0.49   $ 0.37   $  0.23