Form 10-K/A
period 2004-12-31
EMPIRE RESOURCES INC /NEW/
filed 2005-04-12
CIK 1019272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(MARK ONE)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
             For the fiscal year ended December 31, 2004


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-12127

                             EMPIRE RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                                 22-3136782
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

                      One Parker Plaza
                    Fort Lee, New Jersey                                              07024
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                EXPLANATORY NOTE

         This Amendment No. 1 to Empire Resources, Inc.'s Annual Report filed on Form 10-K for the year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 31, 2005, is being made to amend the Original Filing as follows:

         o To provide certain disclosure in Item 9B related to amendments to all director compensation that occurred in the quarter ended December 31, 2004;

         o To update the exhibit index to reflect management contracts or compensatory plans or arrangements; and

         o To include as an exhibit a summary of the director compensation policy disclosed in Item 9B.

         The complete text of Item 9B and Item 15 is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to
Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2. This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

         With the exception of the foregoing corrections, no other information in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 has been supplemented, updated or amended.

                                     Part II

ITEM 9B.    OTHER INFORMATION

         The following disclosure would otherwise have been filed on Form 8-K under the caption "Item 1.01. Entry into a Material Definitive Agreement." On December 9, 2004, the Board of Directors approved revisions to the director compensation policy for the 2005 fiscal year. The Board revised the director compensation policy effective for the fiscal year 2005 to provide the following compensation: (1) the non-executive Chairman of the Board will be paid $30,000 per annum for his services, and (2) each other director will receive $1,000 for attendance (either by phone or in person) at each Board meeting.

         Prior to such revisions, the director compensation policy was to provide the following compensation: (a) the non-executive Chairman of the Board was paid $25,000 per annum for his services, (b) each other director received $500 for attendance (either by phone or in person) at each Board meeting, and
(c) each director received an annual grant of 2,000 shares under the Empire Resources' 1996 Stock Option Plan. The Board determined at the meeting held on December 9, 2004 to discontinue the equity component of the director compensation. As a result, the Board approved an increase in the annual fee to the non-executive Chairman of the Board and the attendance fee. The components of the Director compensation are set forth on Exhibit 10.19 to this Form 10-K/A.

                                     Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements:

The following consolidated financial statements of the Company and report of the Company's independent public accountants were previously filed as part of this
Report:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

A statement regarding the computation of per share earnings was attached as
Exhibit 11.1 to the Original Filing of this Report. Other schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

10.1 Employment Agreement dated September 15, 1999 entered into by Registrant with Nathan Kahn (incorporated by reference from the correspondingly numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).#

10.2 Amendment No. 1 to Employment Agreement and Noncompetition Agreement entered into by Registrant with Nathan Kahn (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).#

10.3 Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).#

10.4 Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).#

10.5 Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).#

10.6 Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.7 Registrant's 1996 Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-9697).#

10.8 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).#

10.9 Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

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

10.14 Amendment No. 4 to Credit Facility, dated December 13, 2004 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.**

10.15 Agreement of purchase and sale of 6900 Quad Avenue dated May 31, 2004 between Dale W. Brougher, Trustee and Registrant.**

10.16 Loan Agreement dated December 27, 2004 between 6900 Quad Avenue a subsidiary of the Registrant and JP MORGAN CHASE BANK, N.A. **

10.17 Agreement of purchase and sale of extrusion equipment dated November 4, 2004 between Werner Co., and Registrant. **

10.18 Fourth Modification and Extension of Lease for office space, dated as of the 17th of November 2004, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant .**

10.19 Summary of Director Compensation Policy for all directors of the Registrant*#

11.1   Statement regarding computation of per share earnings.**

21.1   List of subsidiaries of the Registrant.**

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*+

*    Filed herewith.
** Filed as the exhibit of the same number with Empire Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 on March 31, 2005 and incorporated herein by reference.
#    Management contract or compensatory plan or arrangement
+ This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EMPIRE RESOURCES, INC.

                                                By:  /s/ Nathan Kahn
                                                     --------------------------
                                                     Nathan Kahn
                                                     Chief Executive Officer



Date:  April 12, 2005