Form 10-Q
period 2005-03-31
EMPIRE RESOURCES INC /NEW/
filed 2005-05-16
CIK 1019272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to_________

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

Yes [X]     No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS


   Common Stock, par value $0.01 per share                9,599,251
                 (Class)                        (Outstanding on May 10, 2005)

                             EMPIRE RESOURCES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1    Financial Statements                                                      Page
          Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited)
          and December 31, 2004.......................................................2

          Condensed Consolidated Statements of Income for the Three Months
          Ended March 31, 2005 and 2004 (unaudited) ..................................3

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2005 and 2004 (unaudited) ..................................4

          Notes to Condensed Consolidated Financial Statements (unaudited)............5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................8

Item 3    Quantitative and Qualitative Disclosure of Market Risk.....................11

Item 4    Controls and Procedures ...................................................11

PART II   OTHER INFORMATION

Item 1    Legal Proceedings..........................................................13

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ...............13

Item 3    Defaults Upon Senior Securities ...........................................13

Item 4    Submission of Matters to a Vote of Security Holders .......................13

Item 5    Other Information .........................................................13

Item 6    Exhibits ..................................................................13

             Signatures..............................................................14


                                      (i)

                                  Introduction


     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

EMPIRE RESOURCES, INC.
Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts


                                                                               March 31,    December 31,
                                                                              --------------------------
                                                                                 2005          2004
                                                                              --------------------------
                                                                              (unaudited)
ASSETS
Current assets:
     Cash                                                                     $   2,765     $     287
     Trade accounts receivable (less allowance for doubtful accounts of          49,394        30,367
          $191 and $191)
     Inventories                                                                 63,145        58,969
     Other current assets                                                         1,116         1,397
                                                                              ---------     ---------
          Total current assets                                                  116,420        91,020

Property and Equipment (less accumulated depreciation of $492 and $472)           3,196         2,895
                                                                              ---------     ---------

                                                                                119,616        93,915
                                                                              =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                    $  63,050     $  40,300
     Current maturities of long-term debt                                           104            94
     Trade accounts payable                                                      28,241        25,411
     Accrued expenses                                                             5,695         6,796
     Dividends Payable                                                              384           960
                                                                              ---------     ---------

          Total current liabilities                                              97,474        73,561
                                                                              ---------     ---------

Long-term debt, net of current maturities                                         2,371         2,406

Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 20,000,000 shares authorized and            $     117           117
          11,749,651 shares issued at March 31, 2005 and December 31, 2004
     Additional paid-in capital                                                  10,827        10,827
     Retained earnings                                                           11,386         9,547
     Accumulated other comprehensive income                                          (2)           14
     Treasury stock (2,150,400 shares)                                           (2,557)       (2,557)
                                                                              ---------     ---------

          Total stockholders' equity                                             19,771        17,948
                                                                              ---------     ---------

                                                                                119,616        93,915
                                                                              =========     =========


See notes to condensed consolidated financial statements                       2

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts


                                                             Three Months Ended
                                                                  March 31,
                                                            ---------------------
                                                              2005         2004
                                                            ---------------------
Net sales                                                   $80,014      $54,185
Cost of goods sold                                           74,140       50,349
                                                            -------      -------

Gross profit                                                  5,874        3,836
Selling, general and administrative expenses                  1,756        1,691
                                                            -------      -------

Operating income                                              4,118        2,145
Interest expense                                                564          299
                                                            -------      -------

Income before income taxes                                    3,554        1,846
Income taxes                                                  1,330          711
                                                            -------      -------

Net income                                                  $ 2,224      $ 1,135
                                                            =======      =======

Weighted average shares outstanding:
     Basic                                                    9,599        9,530
                                                            =======      =======

     Diluted                                                  9,848        9,885
                                                            =======      =======

Earnings per share:
     Basic                                                  $  0.23      $  0.12
                                                            =======      =======

     Diluted                                                $  0.23      $  0.11
                                                            =======      =======


See notes to condensed consolidated financial statements                       3

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  -----------------------
                                                                                     2005         2004
                                                                                  -----------------------
Cash flows from operating activities:
     Net income                                                                   $  2,224     $  1,135
     Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
               Depreciation and amortization                                            20           15
               Changes in:
                    Trade accounts receivable                                      (19,027)      (5,547)
                    Inventories                                                     (4,176)       6,651
                    Other current assets                                               281        3,045
                    Trade accounts payable                                           2,830         (695)
                    Accrued expenses                                                (1,118)      (4,029)
                                                                                  --------     --------

               Net cash (used in) provided by operating activities                 (18,966)         575
                                                                                  --------     --------

Cash flows used in investing activities:
     Additions to fixed assets                                                        (321)         (33)
                                                                                  --------     --------

Cash flows from financing activities:
     Net proceeds from notes payable - banks                                        22,725          200
     Proceeds - option exercised                                                         0           22
     Dividends Paid                                                                   (960)        (762)
                                                                                  --------     --------

               Net cash provided by (used in) financing activities                  21,765         (540)
                                                                                  --------     --------

Net increase in cash                                                                 2,478            2
Cash at beginning of period                                                            287        1,477
                                                                                  --------     --------

Cash at end of period                                                             $  2,765     $  1,479
                                                                                  ========     ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                $    601     $    352
          Income taxes                                                            $    818     $    140

Non Cash Financing Activities:
      Dividend Declared but not yet paid                                          $    384     $    382


See notes to condensed consolidated financial statements                       4

                             Empire Resources, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


1. The Company

     Empire Resources, Inc. (the "Company") is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and its independent sales agents located in North America who receive commissions on sales. The Company purchases its products from suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd., supplied approximately 42% of the Company's products during the first quarter of 2005. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

     In the fall of 2004, the Company entered into an agreement to purchase a used aluminum extrusion press. The Company is modernizing and installing the press in the newly purchased warehouse/distribution facility in Baltimore, Maryland. The Company expects to begin manufacturing extrusions in the new facility in late 2005 and expects that its current customers are potential customers for its extrusions production.

     The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent for the Company in Australia. In addition, the statements include 6900 Quad Avenue LLC, the company which purchased the warehouse facility, and Empire Extrusions LLC the company which will manufacture extrusions. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

3.   Concentrations

     One major customer accounted for approximately 17% of the Company's consolidated net sales for the period ended March 31, 2005 and 16% for the period ended March 31, 2004.

     The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 42% of total purchases during the period ended March 31, 2005 and three other suppliers accounted for 43% of total purchases. The Company's loss of any one of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

                             Empire Resources, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


4.  Stock Options

     The Company accounts for stock-based employee compensation under the recognitions and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For the three months ended March 31, 2005 and 2004, there would be no effect on net income and earnings per share if the fair value based method had been applied to all awards.

5. Inventories

     Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

6. Notes Payable--Banks

     As of March 31, 2005, the Company operated under a $75,000,000 committed credit facility with four commercial banks. This facility as amended, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, the Company is required to maintain working capital and net worth ratios as defined by the loan agreement. As of March 31, 2005 and 2004 respectively, the credit utilized under this facility amounted to $63.05 million and $43.6 million (and approximately $10.7 million and $9.0 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement.

     In December 2004, the Company entered into a mortgage and an interest rate swap in connection with the purchase of a warehouse. The mortgage, which requires monthly payments of approximately $21,000 including interest, bears interest at Libor + 1.75% and matures in December 2014. At the same time, the Company entered into an interest rate swap with a bank which has been designated as a cash flow hedge. Effective 2004 through December 29, 2014 each month the Company will pay a fixed interest rate of 6.37% to the bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay to the Company a floating rate, namely, LIBOR, to reset monthly plus 1.75% on the same notional principal amount.

                             Empire Resources, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


7. Earnings Per Share

                                                    Three months ended
                                                          March 31,
                                                  ---------------------
                                                    2005         2004
                                                    ----         ----
Weighted average shares outstanding-basic          9,599        9,530

Dilutive effect of stock options                     249          355
                                                   -----        -----

Weighted average shares outstanding-diluted        9,848        9,885
                                                   =====        =====

     Basic earnings per share are based upon the Company's weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method.

8. Dividends

     On March 10, 2005, the Board of Directors of the Company declared a cash dividend of $0.04 per share to stockholders of record at the close of business on March 31, 2005. The dividend totaling $384,000 is reflected in dividends payable at March 31, 2005 and was paid on April 19, 2005.

9. Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at March 31, 2005 amounted to approximately $10.7 million.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees.

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

     Among the significant factors that could cause our actual results to differ materially from those expressed in forward-looking statements are: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs, the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers, increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. The risks set forth in the immediately preceding sentence are not exhaustive. You should carefully review all of these risk factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements.

     These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. New risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we predict the impact of all risk factors on our business or to the extent which any factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.

Overview

     Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier, Hulett Aluminium Ltd., ("Hulett") accounted for approximately 42% of the Company's purchases during the quarter ended March 31, 2005.

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

Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three-month period ended March 31, 2005.

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

Results of Operations (in thousands)

     During the first quarter of 2005 net sales increased $25,829 to $80,014, or a 48% increase, from $54,185 in the first quarter of 2004. This increase was due to approximately a 15% increase in shipments to the Company's customers and an increase during the first quarter of approximately 15% in U.S. aluminum metal pricing. Gross profit increased $2,038 to $5,874 in the first quarter of 2005, or a 53% increase, from $3,836 in the first quarter of 2004. During this period gross profit as a percentage of sales remained stable; the increase is due to an overall increase of the Company's sales.

     The Company experienced approximately a 4% increase in selling, general and administrative costs. This is primarily attributable to increased payroll costs.

     Interest expense grew during the quarter by $265 from $299 to $564. This 88% increase in interest expense is due to both the growth in loans outstanding during the quarter to support revenue growth and the continued upward trend in interest rates.

     The Company's ability to grow sales without a substantial percentage increase in selling, general and administrative costs led to an increase in net income of 96% from $1,135 in March 2004 to $2,224 in March 2005. The Company's ability to increase its supply has been and will continue to be the main factor for increased revenues. The Company's top ten customers represented 43% of sales in the first quarter of 2005 as compared to 48% during the first quarter of 2004.

Liquidity and Capital Resources (in thousands, except per share data)

     The Company's cash flow from operations decreased by $19,541 from a use of cash of $18,966 in the first quarter of 2005 compared to cash being provided by operations of $575 in the first quarter of 2004 primarily due to the increase in accounts receivable. This increase in accounts receivable is driven by the increase in sales for the first quarter of 2005. The Company maintains a credit insurance policy on its receivables and the Company believes that they are collectible. Notes payable to the Company's bank increased by $22,750 during the first quarter of 2005 to support the increase in accounts receivable and inventories.

     The $21,765 of net cash provided by financing activities was primarily the result of borrowings under the Company's line of credit.

     Empire currently operates under a $75,000 revolving line of credit, including a commitment to issue letters of credit, with four commercial banks. The Company's borrowings under this line of credit are collateralized by security interests in substantially all of Empire's assets. Empire is required to maintain working capital and net worth ratios under this credit agreement. This facility will expire on June 30, 2006.

     On March 11, 2005, the Company announced that its Board of Directors declared a cash dividend of $0.04 per share. The dividend totaling $384 was paid on April 19, 2005 to stockholders of record at the close of business on March 31, 2005. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies (in thousands)

     Empire has contingent liabilities in the form of letters of credit totaling $10,700 to certain of its suppliers and as of March 31, 2005, the credit utilized under its credit facility amounted to $63,050. Except as noted, there have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for more detailed disclosure about quantitative and qualitative disclosure of market risk. Quantitative and qualitative disclosure about market risk have not materially changed since December 31, 2004.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is party from time to time to certain legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that any such litigation would have a material adverse effect on its results of operation or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     On February 23, 2005, the Company entered into Amendment No. 5 to its Credit Facility with JP Morgan Chase Bank, N.A., as Lead Arranger and Administrative Agent. This Amendment added a new lender to the credit facility, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. and increased the total committed amount under the credit facility to $75 million. The borrowings under the credit facility remain collateralized by security interests in substantially all of the Company's assets and remains subject to certain financial ratios provided in the loan agreement.

Item 6. Exhibits.

     The following are included as exhibits to this report:

Exhibit No.                       Description

10.19 Amendment No. 5 to Credit Facility, dated February 23, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

-------------------------
* Filed herewith
** Furnished herewith

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    EMPIRE RESOURCES, INC.


Dated: May 16, 2005                 By:  /s/ Sandra Kahn
                                        ----------------
                                        Sandra Kahn
                                        Chief Financial Officer

                                    (signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)