Form 10-Q
period 2005-06-30
EMPIRE RESOURCES INC /NEW/
filed 2005-08-12
CIK 1019272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                One Parker Plaza
                               Fort Lee, NJ 07024
               (Address of Principal Executive Offices) (Zip Code)

                                 (201) 944-2200
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, par value $0.01 per share                     9,743,184
                (Class)                          (Outstanding on August 8, 2005)

                             EMPIRE RESOURCES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and December 31, 2004...............................     2

         Condensed Consolidated Statements of Income for the Three and
         Six Months Ended June 30, 2005 and 2004 (unaudited).............     3

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2005 and 2004 (unaudited).................     4

         Notes to Condensed Consolidated Financial Statements
         (unaudited).....................................................     5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     9

Item 3   Quantitative and Qualitative Disclosures About Market Risk......    12

Item 4   Controls and Procedures.........................................    13

PART II OTHER INFORMATION

Item 1   Legal Proceedings...............................................    14

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.....    14

Item 3   Defaults Upon Senior Securities.................................    14

Item 4   Submission of Matters to a Vote of Security Holders.............    14

Item 5   Other Information...............................................    15

Item 6   Exhibits........................................................    15

         Signatures......................................................    16


                                      (i)

                                  Introduction

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

EMPIRE RESOURCES, INC.
Condensed Consolidated Balance Sheets
In Thousands, except shares and per share amounts

                                                            June 30,    December 31,
                                                          -----------   ------------
                                                              2005          2004
                                                          -----------   ------------
                                                          (unaudited)
ASSETS
Current assets:
   Cash                                                    $    444       $   287
   Trade accounts receivable (less allowance
      for doubtful accounts of $191 and $191)                50,372        30,367
   Inventories                                               74,257        58,969
   Other current assets                                       1,374         1,397
                                                           --------       -------
      Total current assets                                  126,447        91,020
Property and Equipment (less accumulated
   depreciation of $512 and $472)                             4,280         2,895
                                                           --------       -------
                                                           $130,727       $93,915
                                                           ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks                                   $ 75,700       $40,300
   Current maturities of long-term debt                          97            94
   Trade accounts payable                                    25,669        25,411
   Accrued expenses                                           4,547         6,796
   Dividends Payable                                            487           960
                                                           --------       -------
      Total current liabilities                             106,500        73,561
                                                           --------       -------
Long-term debt, net of current maturities                     2,352         2,406
Commitments and contingencies
Stockholders' equity:
   Common stock $.01 par value, 20,000,000 shares
      authorized and 11,749,651 shares issued at
      June 30, 2005 and December 31, 2004, respectively    $    117           117
   Additional paid-in capital                                10,690        10,827
   Retained earnings                                         13,421         9,547
   Accumulated other comprehensive income                         0            14
   Treasury stock (2,006,467 and 2,150,400 shares,
      respectively)                                          (2,353)       (2,557)
                                                           --------       -------
      Total stockholders' equity                             21,875        17,948
                                                           --------       -------
                                                           $130,727       $93,915
                                                           ========       =======

See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------   -------------------
                                                  2005      2004      2005       2004
                                                -------   -------   --------   --------
Net sales                                       $89,446   $51,605   $169,460   $105,790
Cost of goods sold                               82,658    47,782    155,998     98,131
                                                -------   -------   --------   --------
Gross profit                                      6,788     3,823     13,462      7,659
Selling, general and administrative expenses      1,889     1,829      4,445      3,520
                                                -------   -------   --------   --------
Operating income                                  4,899     1,994      9,017      4,139
Interest expense                                    872       274      1,436        573
                                                -------   -------   --------   --------
Income before income taxes                        4,027     1,720      7,581      3,566
Income taxes                                      1,505       656      2,835      1,367
                                                -------   -------   --------   --------
Net income                                      $ 2,522   $ 1,064   $  4,746   $  2,199
                                                =======   =======   ========   ========
Weighted average shares outstanding:
   Basic                                          9,618     9,553      9,609      9,549
                                                =======   =======   ========   ========
   Diluted                                        9,903     9,903      9,876      9,902
                                                =======   =======   ========   ========
Earnings per share:
   Basic                                        $  0.26   $  0.11   $   0.49   $   0.23
                                                =======   =======   ========   ========
   Diluted                                      $  0.25   $  0.11   $   0.48   $   0.22
                                                =======   =======   ========   ========

See notes to condensed consolidated financial statements

                             EMPIRE RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

                                                                 Six Months Ended
                                                                     June 30,
                                                               -------------------
                                                                 2005       2004
                                                               --------   --------
Cash flows from operating activities:
   Net income                                                  $  4,746   $  2,199
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                               40         30
      Translation Adjustment                                        (15)        (3)
         Changes in:
            Trade accounts receivable                           (20,005)    (4,567)
            Inventories                                         (15,288)    10,485
            Other current assets                                     23      3,660
            Trade accounts payable                                  258      2,751
            Accrued expenses                                     (2,249)    (4,876)
                                                               --------   --------
         Net cash (used in) provided by operating activities    (32,490)     9,679
                                                               --------   --------
Cash flows used in investing activities:
   Additions to fixed assets                                     (1,425)       (42)
                                                               --------   --------
Cash flows from financing activities:
   Net proceeds from notes payable - banks                       35,349     (5,900)
   Proceeds - options exercised                                      67        130
   Dividends Paid                                                (1,344)    (1,144)
                                                               --------   --------
         Net cash provided by (used in) financing activities     34,072     (6,914)
                                                               --------   --------
Net increase in cash                                                157      2,723
Cash at beginning of period                                         287      1,477
                                                               --------   --------
Cash at end of period                                          $    444   $  4,200
                                                               ========   ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                 $  1,513   $    474
      Income taxes                                             $  2,835   $  1,371

Non Cash Financing Activities:
   Dividend Declared but not yet paid                          $    487   $    384

See notes to condensed consolidated financial statements

                             Empire Resources, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company

     Empire Resources, Inc. (the "Company" or "Empire") is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and its independent sales agents located in North America who receive commissions on sales. The Company purchases its products from suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd., supplied approximately 48% of the Company's products during the first six months of 2005. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

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

     Reclassification

     Certain items reported as cost of sales in the quarter ended March 31, 2005 have been reclassified to selling, general, and administrative expense for the six months ended June 30, 2005. The effect of this reclassification reduced cost of goods sold for the six months ended June 30, 2005 by approximately $800,000 and increased selling general and administrative expenses by a corresponding amount.

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

3. Concentrations

     One major customer accounted for approximately 15% of the Company's consolidated net sales for the six month period ended June 30, 2005 and 17% for the six month period ended June 30, 2004.

The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 48% of total purchases during the six month period ended June 30, 2005 and three other suppliers accounted for 39% of total purchases. The Company's loss of any one of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company's business.

4. Stock Options

     The Company accounts for stock-based employee compensation under the recognitions and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For the six months ended June 30, 2005 and 2004, there would be no effect on net income and earnings per share. See Note #10.

5. Inventories

     Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

6. Notes Payable--Banks

     As of June 30, 2005, the Company operated under a $90,000,000 committed credit facility with four commercial banks. This facility as amended, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, the Company is required to maintain working capital and net worth ratios as defined by the loan agreement. As of June 30, 2005 and December 31, 2004 respectively, the credit utilized under this facility amounted to $85.5 million and $57.3 million (including approximately $9.8 million and $17.0 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement.

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

                             Empire Resources, Inc.
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

7. Earnings Per Share

                                              Three months ended   Six months ended
                                                   June 30,            June 30,
                                              ------------------   ----------------
                                                  2005    2004        2005    2004
                                                 -----   -----       -----   -----
Weighted average shares outstanding-basic        9,618   9,553       9,609   9,549
Dilutive effect of stock options                   285     350         267     353
                                                 -----   -----       -----   -----
Weighted average shares outstanding-diluted      9,903   9,903       9,876   9,902
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

8. Dividends

     On June 21, 2005, the Board of Directors of the Company declared a cash dividend of $0.05 per share to stockholders of record at the close of business on July 6, 2005. The dividend totaling $487,000 is reflected in dividends payable at June 30, 2005 and was paid on July 19, 2005.

9. Commitments and Contingencies

     Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at June 30, 2005 amounted to approximately $9.8 million.

     The Company hedges metal pricing and foreign currency as it deems appropriate for a portion of its purchase and sales contracts. There is a risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, the Company could be exposed to losses on the original hedged contract.

10. Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We believe that the impact, if any, that the adoption of SFAS No. 123R will have on our financial position, results of operations or cash flows will not be material.

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

     Among the significant factors that could cause our actual results to differ materially from those expressed in forward-looking statements are: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs, the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; failure to successfully integrate manufacturing extrusions in the business of the Company; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers, increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. The risks set forth in the immediately preceding sentence are not exhaustive. You should carefully review all of these risk factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements. In addition, readers should refer to our annual reports on Form 10-K and our quarterly reports on Form 10-Q for future periods and our current reports on Form 8-K as we file them with the Securities and Exchange Commission, and to other materials we may furnish to the public from time to time through Form 8-K or otherwise.

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

Overview

     Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier, Hulett Aluminium Ltd., ("Hulett") accounted for approximately 48% of the Company's purchases during the six months ended June 30, 2005.

     The Company's ability to succeed is driven in part by continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of its service to its suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the establishment of a proprietary on-line service modules for customers to track their shipments. This bolstered the Company's commitment to service and customer satisfaction. The Company has also used its excellent customer relationships to leverage sales per employee by developing long term relationships with its customers and understanding their needs. Because the Company has always engaged in a strategy of developing long term relationships, it has been able to build sales volume without a similar increase in selling, general and administrative expenses that would otherwise accompany customer turn-over. The stable customer and supplier base has enabled the Company to increase its purchases from its suppliers and to sell the majority of these quantities to its existing customer base. While this does expose the Company to concentration risks, it has provided the foundation of the Company's growth and performance.

Application of Critical Accounting Policies

     The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six-month period ended June 30, 2005.

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

Results of Operations for the Six months ended June 30, 2005 (in thousands)

     During the first six months of 2005 net sales increased $63,670 to $169,460, or a 60% increase, from $105,790 in the first six months of 2004. This increase was due to approximately a 31% volume increase in shipments to the Company's customers and an increase of approximately 23% in pricing. Gross profit increased $5,803 to $13,462 in this period, or a 76% increase, from $7,659 in the first six months of 2004. The dollar increase in gross profit is due largely to the increased sales volume and to a lesser extent to the increase in the gross profit margin. During the six months gross profit as a percentage of sales increased due to strong demand for one of the Company's significant product lines.

     The Company experienced approximately a 26% increase in selling, general and administrative costs. These costs are primarily attributable to increased sales commissions and payroll costs, and banking fees.

     Interest expense grew during the six month period by $863 from $573 to $1,436. This 151% increase in interest expense is due to both the growth in loans outstanding during the six month period to support revenue growth and the continuing upward trend in interest rates.

     The Company's ability to grow sales without as large a percentage increase in selling, general and administrative costs led to an increase in net income of 116% from $2,199 in June 2004 to $4,746 in June 2005. The Company's ability to increase its supply has been and will continue to be the main factor for increased revenues. The Company's top ten customers represented 43% of sales in the first six months of 2005 as compared to 46% during the first six months of 2004.

Results of Operations for the Three months ended June 30, 2005 (in thousands)

     Net sales increased $37,841 or 73% during the second quarter of 2005 from $51,605 in 2004 to $89,446 in 2005. The Company achieved approximately a 31% increase in shipment volume to its customers and prices increased approximately 18%. Gross profit increased in the three month period by $2,965 to $6,788 from $3,823 in the three months of 2004. The dollar increase in gross profit is due largely to the increased sales volume and to a lesser extent an increase in the gross margin percentage.

     The Company experienced approximately a 3% increase in selling, general and administrative costs for the second quarter of 2005 as compared to the same period in 2004. These costs are primarily attributable to increased sales commissions and payroll costs. Certain items reported as cost of sales in the quarter ended March 31, 2005 have been reclassified to selling, general, and administrative expense for the six months ended June 30, 2005. The effect of this reclassification reduced cost of sales for the six months ended
June 30, 2005 by approximately $800,000 and increased selling general and administrative expenses by a corresponding amount.

     Interest expense increased during the three month period by $598 from $274 to $872. This 218% increase in interest expense is due to both the growth in loans outstanding during the period to support revenue growth and the continuing upward trend in interest rates.

     Net income increased by $1,458 from $1,064 to $2,522 for the three months ended June 30, 2005, an increase of 137%. The Company's ability to increase its supply has been and will continue to be the main factor in increased revenues.

Liquidity and Capital Resources (in thousands, except per share data)

     The Company's cash flow from operations increased slightly by $157 in the first six months of 2005. The Company used $32,490 in operating activities for the six month period, comprised largely of increases in accounts receivable and inventories. Accounts receivables increased by $20,005 and inventories increased by $15,288. The increase in accounts receivables and inventories is driven by the growth of the Company's sales for the six month period. Cash flows from financing activities provided $34,072, primarily from the increased borrowing under the Company's line of credit.

     Empire currently operates under a $90,000 revolving line of credit, including a commitment to issue letters of credit, with four commercial banks. The Company's borrowings under this line of credit are collateralized by security interests in substantially all of Empire's assets. Empire is required to maintain working capital and net worth ratios under this credit agreement. This facility will expire on June 30, 2006.

     On June 21, 2005, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share. The dividend totaling $487 was paid on July 19, 2005 to stockholders of record at the close of business on June 30, 2005. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

     Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the cash requirements relating to the Company's existing operations for the next twelve months. Empire may require additional debt or equity financing in connection with the future expansion of its operations.

Commitments and Contingencies (in thousands)

     Empire has contingent liabilities in the form of letters of credit totaling $9,800 to certain of its suppliers and as of June 30, 2005, the credit utilized under its credit facility amounted to $85,500. Except as noted, there have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of stockholders on June 21, 2005.

(b) The current directors, being William Spier, Nathan Kahn, Sandra Kahn, Harvey Wrubel, Jack Bendheim, Peter J. Howard, Nathan Mazurek, and Morris J. Smith, were re-elected as directors at the annual meeting. A new director L. Rick Milner was elected to serve on the Board at the annual meeting.

(c) At the annual meeting, two matters were voted upon by shareholders. The results were as follows:

     Proposal 1 -- Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. There were no broker non-votes in the election of directors.

                     FOR      WITHHELD
                     ---      --------
WILLIAM SPIER     8,869,405   14,793
NATHAN KAHN       8,872,530   11,668
SANDRA KAHN       8,872,530   11,668
HARVEY WRUBEL     8,872,530   11,668
JACK BENDHEIM     8,869,955   14,243
PETER G. HOWARD   8,868,830   15,368
NATHAN MAZUREK    8,871,080   13,118
MORRIS J. SMITH   8,869,955   14,243
L. RICK MILNER    8,872,480   11,718

Proposal 2 - Ratification of Eisner, LLP as independent accountants for the current fiscal year. The shareholders voted to ratify the selection of Eisner, LLP as the Company's independent public accounting firm for the current fiscal year.

For:              8,874,595
Against:              3,018
Abstain:              6,585

(d) Not applicable.

Item 5. Other Information.

On April 22, 2005, the Company entered into Amendment No. 6 to its Credit Facility with JP Morgan Chase Bank, N.A., as Lead Arranger and Administrative Agent. This Amendment increased the total committed amount under the credit facility to $90 million. The borrowings under the credit facility remain collateralized by security interests in substantially all of the Company's assets and remains subject to certain financial ratios provided in the loan agreement.

Item 6. Exhibits.

The following are included as exhibits to this report:

Exhibit No.   Description
-----------   -----------
10.20         Amendment No. 6 to Credit Facility, dated April 22, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and
              Administrative Agent.*

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

----------
 * Filed herewith

** Furnished herewith

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        EMPIRE RESOURCES, INC.


Dated: August 12, 2005                  By: /s/ Sandra Kahn
                                            ------------------------------------
                                            Sandra Kahn
                                            Chief Financial Officer

                                        (signing both on behalf of the
                                        registrant and in her capacity as
                                        Principal Financial and Principal
                                        Accounting Officer)