Form 10-Q
period 2005-09-30
EMPIRE RESOURCES INC /NEW/
filed 2005-11-14
CIK 1019272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

Yes [  ]          No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [  ]          No [X]

         Common Stock, par value $0.01 per share                    9,743,184
                       (Class)                          (Outstanding on November 11, 2005)

                             EMPIRE RESOURCES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1            Financial Statements                                                                                Page
                  Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited)
                  and December 31, 2004...................................................................................2

                  Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and
                  2004 (unaudited)........................................................................................3

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
                  (unaudited).............................................................................................4

                  Notes to Condensed Consolidated Financial Statements (unaudited)........................................5

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................................9

Item 3            Quantitative and Qualitative Disclosures About Market Risk.............................................13

Item 4            Controls and Procedures................................................................................13

PART II           OTHER INFORMATION

Item 1            Legal Proceedings......................................................................................14

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds............................................14

Item 3            Defaults Upon Senior Securities........................................................................14

Item 4            Submission of Matters to a Vote of Security Holders....................................................14

Item 5            Other Information......................................................................................14

Item 6            Exhibits...............................................................................................14

                     Signatures..........................................................................................15

                                      (i)

                                  Introduction
                                  ------------


                The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. The results of operations of the Company for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

EMPIRE RESOURCES, INC.
Condensed Consolidated Balance Sheets
In Thousands, except shares

                                                                                           September 30,    December 31,
                                                                                           -----------------------------
                                                                                                2005            2004
                                                                                           -----------------------------
                                                                                            (unaudited)
ASSETS
Current assets:
     Cash                                                                                  $       662       $       287
     Trade accounts receivable (less allowance for doubtful accounts of                         51,711            30,367
          $191 and $191 respectively)
     Inventories                                                                                86,506            58,969
     Other current assets                                                                        2,897             1,397
                                                                                           -----------       -----------

          Total current assets                                                                 141,776            91,020

Property and Equipment (less accumulated depreciation of $534 and $472, respectively)            4,671             2,895
                                                                                           -----------       -----------

                                                                                           $   146,447       $    93,915
                                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks                                                                 $    80,000       $    40,300
     Current maturities of long-term debt                                                           99                94
     Trade accounts payable                                                                     34,478            25,411
     Accrued expenses                                                                            5,284             6,796
     Dividends Payable                                                                             487               960
                                                                                           -----------       -----------

          Total current liabilities                                                            120,348            73,561
                                                                                           -----------       -----------


Long-term debt, net of current maturities                                                        2,324             2,406

Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 20,000,000 shares authorized and                                 117               117
          11,749,651 shares issued at September 30, 2005 & December 31, 2004, respectively
     Additional paid-in capital                                                                 10,690            10,827
     Retained earnings                                                                          15,322             9,547
     Accumulated other comprehensive income                                                         (1)               14
     Treasury stock (2,006,467 and 2,150,400 shares, respectively)                              (2,353)           (2,557)
                                                                                           -----------       -----------

          Total stockholders' equity                                                            23,775            17,948
                                                                                           -----------       -----------

                                                                                           $   146,447       $    93,915
                                                                                           ===========       ===========


See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except shares and per share amounts

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                  ----------------------------      ----------------------------
                                                       2005            2004             2005            2004
                                                  ----------------------------      ----------------------------
Net sales                                         $    90,777      $    53,809      $   260,237      $   159,599
Cost of goods sold                                     83,494           49,496          239,492          147,627
                                                  -----------      -----------      -----------      -----------

Gross profit                                            7,283            4,313           20,745           11,972
Selling, general and administrative expenses            2,247            1,745            6,692            5,265
                                                  -----------      -----------      -----------      -----------

Operating income                                        5,036            2,568           14,053            6,707
Interest expense                                        1,202              255            2,638              828
                                                  -----------      -----------      -----------      -----------

Income before income taxes                              3,834            2,313           11,415            5,879
Income taxes                                            1,446              898            4,281            2,265
                                                  -----------      -----------      -----------      -----------

Net income                                        $     2,388      $     1,415      $     7,134      $     3,614
                                                  ===========      ===========      ===========      ===========

Weighted average shares outstanding:
     Basic                                              9,743            9,553            9,654            9,566
                                                  ===========      ===========      ===========      ===========

     Diluted                                           10,045            9,864            9,932            9,904
                                                  ===========      ===========      ===========      ===========

Earnings per share:
     Basic                                        $      0.25      $      0.15      $      0.74      $      0.38
                                                  ===========      ===========      ===========      ===========

     Diluted                                      $      0.24      $      0.14      $      0.72      $      0.36
                                                  ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements

EMPIRE RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           -----------------------------
                                                                                               2005             2004
                                                                                           -----------------------------
Cash flows from operating activities:
     Net income                                                                            $     7,134       $     3,614
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
               Depreciation and amortization                                                        62                48
               Changes in:
                    Trade accounts receivable                                                  (21,344)           (6,407)
                    Inventories                                                                (27,537)           12,100
                    Other current assets                                                        (1,500)            4,225
                    Trade accounts payable                                                       9,067               469
                    Accrued expenses                                                            (1,527)           (4,681)
                                                                                           -----------       -----------

               Net cash (used in) provided by operating activities                             (35,645)            9,368
                                                                                           -----------       -----------

Cash flows used in investing activities:
     Additions to fixed assets                                                                  (1,838)              (46)
                                                                                           -----------       -----------

Cash flows from financing activities:
     Net proceeds from notes payable - banks                                                    39,623            (8,700)
     Proceeds - options exercised                                                                   67               130
     Dividends Paid                                                                             (1,832)           (1,528)
                                                                                           -----------       -----------


               Net cash provided by (used in) financing activities                              37,858           (10,098)
                                                                                           -----------       -----------

Net increase (decrease)in cash                                                                     375              (776)
Cash at beginning of period                                                                        287             1,477
                                                                                           -----------       -----------

Cash at end of period                                                                      $       662       $       701
                                                                                           ===========       ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                         $     2,538       $       777
          Income taxes                                                                     $     4,799       $     1,859

Non Cash Financing Activities:
      Dividend declared but not yet paid                                                   $       487       $       384




See notes to condensed consolidated financial statements

                             Empire Resources, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. The Company

         Empire Resources, Inc. (the "Company" or "Empire") is engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and Canada, Australia and New Zealand. The Company sells its products through its own marketing and sales personnel and its independent sales agents located in North America who receive commissions on sales. The Company purchases its products from suppliers located throughout the world; however, one supplier, Hulett Aluminium Ltd., supplied approximately 52% of the Company's products during the first nine months of 2005. The Company does not typically purchase inventory for stock; rather, it places orders with its suppliers based upon orders that it has received from its customers.

         In the fall of 2004, the Company purchased a used aluminum extrusion press. The Company is modernizing and installing the press in the newly purchased warehouse/distribution facility in Baltimore, Maryland. The Company expects to begin manufacturing extrusions in the new facility in the fourth quarter of 2005 and expects that its current customers are potential customers for its extrusions production.

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

         Reclassification
         Certain items reported as cost of sales in the quarter ended March 31, 2005 were reclassified to selling, general, and administrative expense for the nine months ended September 30, 2005. The effect of this reclassification reduced cost of goods sold for the nine months ended September 30, 2005 by approximately $800,000 and increased selling general and administrative expenses by a corresponding amount.

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

3. Concentrations

         One major customer accounted for approximately 14% of the Company's consolidated net sales for the nine month period ended September 30, 2005 and 17% for the nine month period ended September 30, 2004.

The Company's purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 52% of total purchases during the nine month period ended September 30, 2005 and three other suppliers accounted for 33% of total purchases. The Company's loss of any one of its largest suppliers or a material default by any such supplier in its obligations to the Company would have a material adverse effect on the Company's business.

4. Stock Options

         The Company accounts for stock-based employee compensation under the recognitions and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." For the nine months ended September 30, 2005 and 2004, there would be no effect on net income and earnings per share. (See Note 10.)

5. Inventories

         Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

6. Notes Payable--Banks

         As of September 30, 2005, the Company operated under a $90,000,000 committed credit facility with four commercial banks. This facility as amended, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. Under the agreement, the Company is required to maintain working capital and net worth ratios as defined by the loan agreement. As of September 30, 2005 and December 31, 2004 respectively, the credit utilized under this facility amounted to $85.1 million and $57.3 million (including approximately $5.1 million and $17.0 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement.

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

                             Empire Resources, Inc.
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)
--------------------------------------------------------------------------------

7. Earnings Per Share

                                                      Three months ended               Nine months ended
                                                         September 30,                    September 30,
                                                  --------------------------------------------------------------
                                                     2005             2004             2005            2004
                                                     ----             ----             ----            ----
Weighted average shares
outstanding-basic                                       9,743            9,553            9,654            9,566

Dilutive effect of stock options                          302              311              278              338
                                                  -----------      -----------      -----------      -----------

Weighted average shares
outstanding-diluted                                    10,045            9,864            9,932            9,904
                                                  ===========      ===========      ===========      ===========

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

8. Dividends

         On September 16, 2005, the Board of Directors of the Company declared a cash dividend of $0.05 per share to stockholders of record at the close of business on September 30, 2005. The dividend totaling $487,000 is reflected in dividends payable at September 30, 2005 and was paid on October 18, 2005.

9. Commitments and Contingencies

         Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at September 30, 2005 amounted to approximately $5.1 million.

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

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We believe that the impact, if any, that the adoption of SFAS No. 123R will have on our financial position, results of operations or cash flows will not be material.

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

         Among the significant factors that could cause our actual results to differ materially from those expressed in forward-looking statements are: changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; failure to successfully integrate manufacturing extrusions in the business of the Company; changes in the size and nature of the Company's competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements. The risks set forth in the immediately preceding sentence are not exhaustive. You should carefully review all of these risk factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors," beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should carefully review the factors described under "Risk Factors" and should not place undue reliance on our forward-looking statements. In addition, readers should refer to our annual reports on Form 10-K and our quarterly reports on Form 10-Q for future periods and our current reports on Form 8-K as we file them with the Securities and Exchange Commission, and to other materials we may furnish to the public from time to time through Form 8-K or otherwise.

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

Overview

         Empire is a distributor of value added, semi-finished aluminum products. Consequently, Empire's sales volume has been, and will continue to be, a function of its ongoing ability to secure quality aluminum products from its suppliers. While the Company maintains long-term supply relationships with several foreign mills, one such supplier, Hulett Aluminium Ltd., ("Hulett") accounted for approximately 52% of the Company's purchases during the nine months ended September 30, 2005.

         The Company's ability to succeed is driven in part by continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of its service to its suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the establishment of a proprietary on-line service modules for customers to track their shipments. This bolstered the Company's commitment to service and customer satisfaction. The Company has also used its excellent customer relationships to leverage sales by developing long term relationships with its customers and understanding their needs. Because the Company has always engaged in a strategy of developing long term relationships, it has been able to build sales volume without a similar increase in selling, general and administrative expenses that would otherwise accompany customer turnover. The stable customer and supplier base has enabled the Company to increase its purchases from its suppliers and to sell the majority of these quantities to its existing customer base. While this does expose the Company to concentration risks, it has provided the foundation of the Company's growth and performance.

Application of Critical Accounting Policies

         The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine month period ended September 30, 2005.

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

Results of Operations for the Nine Months ended September 30, 2005 (in thousands)

         During the first nine months of 2005 net sales increased $100,638 to $260,237, or a 63% increase, from $159,599 in the first nine months of 2004. This increase was due to approximately a 34% volume increase in shipments to the Company's customers and an increase of approximately 21% in average pricing. Gross profit increased $8,773 to $20,745 in this period, or a 73% increase, from $11,972 in the first nine months of 2004. The dollar increase in gross profit is due primarily to the increased sales volume and to a lesser extent to the increase in the gross profit margin. During the nine months gross profit as a percentage of sales increased due to strong demand for value added products sold.

         The Company experienced approximately a 27% increase in selling, general and administrative costs. These costs are primarily attributable to increased sales commissions and payroll costs.

         Interest expense grew during the nine month period by $1,810 from $828 to $2,638. This 219% increase in interest expense is due to both the increase in loans outstanding during the nine month period to support revenue growth and the continuing upward trend in interest rates.

         The Company's ability to grow sales without as large a percentage increase in selling, general and administrative costs led to an increase in net income of 97% from $3,614 in September 2004 to $7,134 in September 2005. The Company's ability to increase its supply of product has been and will continue to be the main factor for increased revenues. The Company's top ten customers represented 43% of sales in the nine months of 2005 as compared to 44% during the nine months of 2004. One customer represented 14% of the Company's net sales for the nine months of 2005 and 17% for the nine month period of 2004.

Results of Operations for the Three Months ended September 30, 2005 (in thousands)

         Net sales increased $36,968 or 69% during the third quarter of 2005 from $53,809 in 2004 to $90,777 in 2005. The Company achieved approximately a 43% increase in shipment volume to its customers and average prices increased approximately 18%. Gross profit increased in this three month period of 2005 by $2,970 to $7,283 from $4,313 as compared to the three months of 2004. The dollar increase in gross profit is due to the increased sales volume.

         The Company experienced approximately a 28% increase in selling, general and administrative costs for the third quarter of 2005 as compared to the same period in 2004. These costs are primarily attributable to increased sales commissions and payroll costs.

         Interest expense increased during the three month period by $947 from $255 to $1,202. This 372% increase in interest expense is due to both the increase in loans outstanding during the period to support revenue growth and the continuing upward trend in interest rates.

         Net income increased by $973 from $1,415 to $2,388 for the three months ended September 30, 2005, an increase of 69%. The Company's ability to increase its supply has been and will continue to be the main factor in increased revenues.

Liquidity and Capital Resources (in thousands, except per share data)

         The Company's cash flow increased slightly by $375 in the first nine months of 2005. The Company used $35,645 in operating activities for the nine month period, comprised largely of increases in accounts receivable and inventories. Accounts receivables increased to $21,344 and inventories increased to $27,537. The increase in accounts receivables and inventories is driven by the growth of the Company's sales. Cash flows from financing activities provided $37,858, primarily from the increased borrowings under the Company's line of credit.

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

         On October 3, 2005, the Company entered into Amendment No. 7 to its Credit Agreement with JPMorgan Chase Bank, N.A., as Lead Arranger and Administrative Agent. This Amendment principally amended certain defined terms in the Credit Agreement.

         On September 16, 2005, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share. The dividend totaling $487 was paid on October 18, 2005 to stockholders of record at the close of business on September 30, 2005. The Board of Directors will review its dividend policy on a quarterly basis and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

         Management believes that cash from operations, together with funds available under its credit facility, will be sufficient to fund the anticipated cash requirements relating to the Company's existing operations through June 30, 2006. The Company has begun discussions with its bank group to extend the credit facility, however, there can be no assurances that current and forecasted cash from operations will be sufficient to fund further operations and there can be no assurance that the sources of capital available to the Company will be available in the future or, if available, that any such sources will be available on favorable terms. Empire may require additional debt financing in connection with the future expansion of its operations.

Commitments and Contingencies (in thousands)

         Empire has contingent liabilities in the form of letters of credit totaling $5,100 to certain of its suppliers and as of September 30, 2005, the credit utilized under its credit facility amounted to $85,100. Except as noted, there have been no material changes to the Company's commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

         As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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



                                      EMPIRE RESOURCES, INC.


Dated: November 14, 2005              By:   /s/ Sandra Kahn
                                            ---------------
                                            Sandra Kahn
                                            Chief Financial Officer

                                      (signing both on behalf of the registrant and in her
                                      capacity as Principal Financial and Principal
                                      Accounting Officer)