Form 10-K
period 2005-12-31
EMPIRE RESOURCES INC /NEW/
filed 2006-03-30
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-12127

EMPIRE RESOURCES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-3136782
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Parker Plaza
Fort Lee, New Jersey	07024
Address of Principal Executive Offices)	(Zip code)

201 944-2200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐   No ☒

          The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $38.3 million. Based upon the closing price of the registrant’s common stock on the American Stock Exchange as of such date. This calculation excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant’s outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

          The number of shares of common stock outstanding as of March 22, 2006, was 9,743,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

EMPIRE RESOURCES, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
INDEX

PART I

          When used in this report, the terms “Company,” “we,” “our,” and “us” refers to Empire Resources, Inc. and its’ subsidiaries, consolidated for purposes of the Company’s financial statements.

Important Information Regarding Forward Looking Statements

Certain matters discussed under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; an act of war or terrorism, or a natural catastrophe that disrupts international shipping; changes in laws, regulations and tariffs; changes in the size and nature of the Company’s competition; the imposition of anti-dumping duties on the products imported by the Company; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more of the Company’s principal suppliers or key executives; increased credit risk from customers; failure of the government to renew the generalized system of preference, which provides preferential tariff treatment for certain of the Company’s imports; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; failure to improve operating margins and efficiencies; and changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under “Risk Factors,” beginning on page [9]. Readers should carefully review the factors described under “Risk Factors” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 1.	BUSINESS

Overview

          We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and in Europe and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 54% of our products in 2005. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

Growth Strategy

          Our strategy for growth consists of the following key elements:

          Provide Customers with a High Level of Service and Cost Effective, Quality Products. We work closely with our customers to understand their specific requirements. This enables us to provide each customer with cost-effective, quality materials matching the customer’s particular needs. We also provide various ancillary services to our customers, such as

•	arranging for products to be stored in warehouse facilities for release to them on a just-in-time delivery basis,

•	providing them with timely information about market trends and product development, and

•	upon their request, arranging for subsequent metal processing or finishing services.

          Expand Volumes and Product Breadth with Existing Suppliers and Customers. We continually seek to build on our market knowledge. We try to maintain a current understanding of our suppliers’ production capabilities and of our customers’ needs and markets. This enables us to recognize opportunities to introduce new product lines to our customers and to increase volume from our suppliers.

          Strengthen and Expand Our Supplier Relationships. We endeavor to continue building our supply sources, both by expanding our relationships with existing suppliers and by adding new suppliers. In cultivating supplier relationships, we emphasize our combination of market knowledge and customer base, which we believe makes us an effective marketing channel for our suppliers. Conversely, we believe that our supplier relationships position us to offer our customers greater quantities and a wider range of products.

          Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. We utilize our own warehouse and distribution facility in Baltimore that serves the dual purpose of: (1) providing depot/warehousing capacity for just-in-time delivery and (2) providing handling capability and inventory control at the Baltimore port of entry, our most active import location. This arrangement reduces freight and handling expenses while increasing efficiency. It also enables us to monitor deliveries and serve customers more effectively. At the end of 2004, we purchased a distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland. This building was upgraded and put into service in the fourth quarter of 2005.

          Provide Additional Products & Value Added Services. In the fall of 2004, we purchased a used aluminum extrusion press. We have installed and are completing the modernization of this press in our warehouse/distribution facility in Baltimore, Maryland. We expect to begin the regular manufacturing of aluminum extrusions in the new facility during the second quarter of 2006 and believe that some of our current customers are potential customers for our extrusions production. We may also add capability to provide our customers with additional value-added services (such as processing, manufacturing, finishing, and or distribution services) through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

The Industry

          The industry in which we operate is the sale and distribution of semi-finished aluminum products. These products are manufactured worldwide by rolling and extrusion facilities, many of which are owned by large integrated companies and others by independent producers. The products we purchase are in turn sold to varied metal working industries including automotive, housing, packaging, as well as distributors.

          Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. We believe that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to CRU Monitor, an industry publication, shipments in North America for mill aluminum products during 2005 increased approximately 8% from shipments in 2004.

Our Products

          During the last three fiscal years, we have derived substantially all of our revenues from the sale of semi-finished aluminum products. Semi-finished aluminum products are produced by processing primary aluminum and/or aluminum scrap. A product is considered “semi-finished” if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products. We offer most of these forms of semi-finished aluminum products to our customers. Demand for our products is not seasonal.

Sales, Marketing and Services

          We endeavor to build our distribution within the aluminum industry by providing customers with quality products, access to alternative sources of supply, and customer service. We offer customers a range of services, including:

•	sourcing aluminum products from the appropriate supplier in order to meet pricing and delivery requirements;

•	handling foreign exchange transactions for sales in local currency;

•	assuming responsibility for the shipment and timely delivery of the product to the customer;

•	assisting customers in identifying materials and matching their particular needs;

•	where necessary, arranging for subsequent metal processing and/or finishing services which may be required by the customer;

•

arranging for materials that have been ordered by a customer (and are subject to a firm purchase commitment) be stored at an appropriate warehouse for release to the customers on a just-in-time delivery basis; and

•	providing customers with information concerning market trends and product development.

          We carefully monitor the timing and processing of orders to meet customers’ needs and commit to deliver orders within a time-period mutually agreed with the customer, generally within a 30-day window. We maintain constant and ongoing communication with our suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

          We sell our products primarily through our own marketing and sales personnel. In addition, we sell our products through independent sales agents located in North America and Europe who receive a commission on sales. Our inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

Backlog

          As of December 31, 2005, the Company had a backlog of firm orders aggregating approximately $88 million (as compared to $80 million as of December 31, 2004), which represents orders received from customers and placed into production with the Company’s suppliers. The Company expects to fill and invoice substantially all of the orders backlogged as of December 31, 2005 by June 30, 2006.

Suppliers

          We enjoy exclusive representation arrangements with several foreign mills. One supplier, Hulett Aluminium Ltd, furnished approximately 54% of our products in 2005. See Item 7 beginning on page 16 for information about our relationship with Hulett.

          We strive to maintain long-term relationships with our suppliers and to be a significant distributor for them. As a result, we are often able to obtain competitive pricing and to influence quality standards and delivery practices.

          We continuously work with our existing suppliers and explore other sources to strengthen our position in the market. To this end, our services include:

•	serving as an integrated marketing, distribution, and service channel for export volume;

•	purchasing manufacturing capacity from suppliers in bulk;

•	assuming responsibility for transporting the products that it purchases;

•	eliminating foreign currency risks for suppliers; and

•	ensuring prompt payment to suppliers for materials purchased.

Customers

          We serve more than 200 customers in diverse industries, such as transportation, automobile, housing, appliances and packaging. In 2005, our top ten customers represented approximately 44% of our total revenues, with one customer, Ryerson Tull, accounting for 14% of total revenues. These customers included seven full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

          Our customers are located throughout the United States and Canada and, to a lesser extent, Australia, New Zealand and Europe. Our U.S. customer base is not regional.

          The following table summarizes our revenues for the past three years by geographic region.

	Net Revenues (In thousands)

	2005	2004	2003

United States	299,875	175,836	148,108
Pacific Rim, Canada & Europe	58,601	36,714	36,308

Total	358,476	212,550	184,416

          We insure our accounts receivable against credit risk by purchasing credit insurance. This insurance is generally subject to a 10% co-insurance provision with respect to each claim, and there are limits on the amount of credit that our insurance carrier will underwrite with respect to each customer. We may decide in particular instances to exceed the limits granted by the credit insurance provider.

Transportation

          We arrange for transportation and delivery of the products purchased by each customer. When we purchase products from an overseas supplier, we accept delivery either at the port in the supplier’s home country or at the port of destination. If we take delivery at a foreign port, we will generally arrange for transportation to the port of destination on regularly scheduled port-to-port, sea-going transportation. Upon delivery of the products at the destination port, we use trucking and rail services to deliver the products to our customers.

Competition

          Our principal competitors are North American aluminum producers, including Alcoa Inc., who dominates the aluminum industry in North America. These companies are significantly larger, have significantly greater financial resources, and are active in significantly more areas of the aluminum products business than are we, including mining, refining, smelting and recycling. These companies also have access to foreign material imported from their own subsidiaries, which compete with us. We also compete with other importers and agents that act for or purchase from foreign aluminum producers. Our principal means of competition is customer service, and the ability to offer competitive terms and product quality, including providing value-added services to our customers and providing a range of product offerings. We believe that agents of foreign mills are generally less capable of providing the same value-added services to North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that we offer our customers. We also believe that by offering our customers a full range of products from independent sources we enable our customers to avoid dependency in an increasingly concentrated domestic supply chain.

Employees

          As of December 31, 2005, we had approximately 50 employees, all of whom were full-time employees. We also had independent sales representatives located in the United States and in Europe. None of our employees are represented under a collective bargaining agreement.

History

          The Company was incorporated in the State of Delaware in 1990 under the name Integrated Technology USA, Inc. Until September 17, 1999, the Company was in the business of designing, developing and marketing products for emerging computer related markets.

          On September 17, 1999, the Company merged with Empire Resources, Inc. (“Empire”), a distributor of value added, semi-finished aluminum products. Since the merger, the Company has continued the aluminum business of Empire under the name of Empire Resources, Inc.

          In conjunction with the merger, Empire Resources Pacific Ltd. (“Empire-Pacific”), then an affiliate of Empire operating in Australia, became a wholly owned subsidiary of the Company. Empire-Pacific acts as our sales agent in Australia and New Zealand.

Available Information

          We maintain a website at www.empireresources.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) available to investors on or through our website free of charge as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC. Our code of business conduct and ethics is available on our website. The contents of our website do not constitute a portion of this report.

          The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

We are Highly Dependent on a Few Suppliers.

          We purchased approximately 54% of our products from one supplier in 2005 and approximately 80% from our three largest suppliers. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationship with us could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any of them in its obligations to us) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could have a material adverse effect on our business.

Consolidation of Suppliers May Materially Affect Our Operations.

          During the last several years, consolidations have been taking place among aluminum suppliers. Although we have in the past successfully replaced suppliers lost as a result of industry consolidations, there can be no assurance that we would be able to replace the volume of production or the type of products supplied by any of our current vendors if they were acquired or their operations terminated or were interrupted.

We Are Highly Dependent on a Few Significant Customers.

          Our sales are highly concentrated among a few customers. In 2005, 44% of our revenues were derived from sales to 10 customers. One major customer accounted for approximately 14% of our consolidated net sales for the year ended December 31, 2005. Over the last several years, there have been consolidations in the industry that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments.

Rising Interest Rates May Increase Our Borrowing Costs.

          Our borrowings are primarily short-term Libor or money market based loans. If interest rates rise, our cost of borrowing will increase and lower our profitability. Higher interest rates may also adversely affect some of the markets for our products, such as transportation, housing and commercial construction.

We Are Dependent on Our Executive Officers.

          We are highly dependent on our executive officers, the loss of any of one of which could have a significant adverse impact on our business. We maintain key man life insurance on certain of our executives.

Our Supply Sources Are Subject to Substantial Risks.

          We generally purchase aluminum products from foreign suppliers. Thus, our operations could be materially and adversely affected by changes in economic, political and social conditions in the countries where we currently purchase or may in the future purchase such products. Among other things, changes in laws, regulations, or the interpretation thereof, or restrictions on currency conversions and exports, could negatively affect our business. Although the trend in the markets in which we operate for our sourcing has been towards open markets and trade policies and the fostering of private economic activity, no assurance can be given that the governments will continue to pursue these policies or that such policies may not be significantly altered, especially in the event of a change in the leadership, or as a result of social or political upheaval or unforeseen circumstances affecting economic, political or social life.

Changing Aluminum Prices Could Impact Our Profit Margins.

          We rely on long-term relationships with our suppliers but generally have no long-term, fixed-price purchase contracts. Instead we purchase at prevailing market prices at the time orders are placed, typically with discounts for quantity purchases. The aluminum industry is highly cyclical, and the prices that we pay for aluminum and the prices we charge will be influenced by a variety of factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, and currency fluctuations.

Risk of Counterparty Defaults

          In order to minimize risk associated with fluctuations in foreign currency, and commodity prices, we use financial instruments to hedge metal pricing and foreign currency, as we deem appropriate for a portion of our purchase and sales contracts. The risk of a counterparty default exists in fulfilling the hedge contract. Should there be a counterparty default, we could be exposed to losses on the original hedged contract or be unable to recover anticipated gains from the transactions.

If Suppliers Fail to Provide Products of Sufficient Quality Customer Relationships and Prices Could be Negatively Affected.

          Our relationships with our customers depend, in part, on our ability to deliver products of the quality specified by those customers. We obtain certifications from our suppliers as to the quality of the products being supplied. However, if the product is not of the quality certified or if a supplier fails to deliver products we have ordered, we may be forced to buy products of the specified quality from another source to fulfill the customer’s order. While we would then be left with a claim against the supplier for any loss sustained by us, we may not be able to bring these claims successfully, particularly in foreign jurisdictions.

We Are Exposed to Credit Risk from Our Customers.

          We do not require collateral for customer receivables. We have significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair our collection of these receivables. We carry credit insurance with a 10% co-pay provision covering the majority of our customers, and we have set specific limits on each customer’s receivables. However, we sometimes elect to exceed these specific credit limits. Our failure to collect a significant portion of the amount due on our receivables directly from customers or through insurance claims (or other material default by customers) could have a material adverse effect on our financial condition and results of operations. In selected instances the co-pay may be increased.

Increased Tariffs Could Adversely Affect Our Financial Condition.

          During 2005, approximately 69% of our sales were of aluminum products from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preferences (GSP). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after it expires on December 31, 2006. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to our customers, our profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

Antidumping and Other Duties Could be Imposed on Us, Our Suppliers and Our Products.

          The imposition of an antidumping or other increased duty on any products that we import could have a material adverse effect on our financial condition. For example, under United States’ law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International Trade Commission (the “ITC”) must determine that the United States’ industry is materially injured or threatened with material injury by reason of the imports. The ITC’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.

If We Fail to Deliver Products on a Timely Basis, We May Suffer Losses.

          Interruption of shipping schedules upon which we rely for foreign purchases could result in untimely deliveries to our customers or force us to purchase the products in the United States at a higher cost in order to meet delivery schedules. Consequently, our profit margins could be reduced or we could suffer losses. We guarantee our customers that we will deliver products within the period specified in their purchase orders. Any interruption of the means of transportation used by us to transport products could cause delays in delivery of products, could force us to buy the products from domestic suppliers at a higher cost in order to fulfill our commitments, and also could result in the loss of customers.

We Compete with Companies with Captive Sources of Supply.

          Many of our competitors are significantly larger than us, and many have captive sources of supply and significantly greater access to capital and other resources. Thus, if our sources of supply were interrupted, our competitors could be in a position to capture our customers.

We Are Exposed to Increased Energy Costs.

          To the extent that we utilize both over-the-road and ocean transportation, the imposition of any additional fuel or bunker surcharges may adversely affect our results. Should we be unable to pass along any such changes to our customers, our results would be adversely affected.

An Act of War or Terrorism or Natural Catastrophes Could Disrupt Our Supply of Products.

          We purchase our aluminum products primarily from foreign suppliers. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing our Company’s products into the United States or increase the costs required to do so. Any natural disaster that disrupts the normal course of international or domestic shipping could also adversely affect our business.

ITEM 2.	DESCRIPTION OF PROPERTIES

          Our corporate headquarters are located in Fort Lee, New Jersey, where we lease office space pursuant to a lease expiring in March 2015. The lease provides for a minimum annual rental payment of $274,000.

          At the end of 2004, we purchased a distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland. This building was upgraded and put into service in the fourth quarter of 2005.

          We believe that our facilities are adequate to meet our current and proposed needs.

ITEM 3.	LEGAL PROCEEDINGS

          We are a party from time to time to certain legal proceedings and claims that arise in the ordinary course of our business. We do not believe that the disposition of any claims that are pending or have been asserted will have a material adverse effect on our results of operation or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to shareholders during the fourth quarter for their approval.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

          Our common stock is listed and trades on the American Stock Exchange (“AMEX”) under the symbol ERS.

          The table below sets forth the high and low sales per share prices for our common stock as reported by AMEX for the periods indicated and sets forth our dividend payments for the periods indicated.

	Common Stock			Common Stock

	2005			2004

Period	High	Low	Cash Dividend	High	Low	Cash Dividend

1st Quarter	$4.65	$3.75	$0.04	$4.550	$3.000	$0.04
2nd Quarter	$12.10	$4.23	$0.05	$5.000	$3.380	$0.04
3rd Quarter	$13.45	$7.66	$0.05	$3.930	$3.020	$0.04
4th Quarter	$10.89	$6.47	$0.21	$4.930	$3.250	$0.10

          On March 17, 2006, the closing price of our common stock on the American Stock Exchange was $21.24, and there were 37 holders of record of our common stock and approximately 1,660 beneficial holders of our common stock.

          We did not sell any unregistered equity securities in 2005.

Dividends

          During 2005, our Board of Directors declared quarterly dividends on our common stock. The Board of Directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities. The Board of Directors declared a regular cash dividend of $0.04 per share on March 11, 2005. On June 21st and September 19th the Board of Directors declared a regular cash dividend of $0.05 per share. On December 8th, the Board of Directors declared a regular cash dividend of $0.05 per share and a special dividend of $0.16 per share. The Board of Directors intends to review our dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

Share Repurchase

          In November 1999, the Board of Directors authorized the repurchase up to 1.0 million shares of our common stock. In December 2000, the Board of Directors authorized an increase in the share repurchase program from 1.0 million shares to 1.5 million shares. On June 18, 2002, the Board of Directors authorized an additional increase in the share repurchase program of 1.0 million shares. This brought the total authorized number of shares available under the repurchase program to 2.5 million. As of December 31, 2005, we had repurchased a total of

2,267,400 shares for an aggregate cost of $2,731,049. We also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

          We did not complete any repurchases of equity securities in the fourth quarter of fiscal 2005.

Equity Compensation Plan Information

          The following table provides information as of December 31, 2005 regarding our only compensation plan, our 1996 Stock Option Plan (the “1996 Plan”), under which our common stock is authorized for issuance.

	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	359,000	1.65	559,000

Equity compensation plans not approved by security holders	—	—	—

Total	359,000	1.65	559,000

ITEM 6.	SELECTED FINANCIAL DATA

          The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Items 7 and 8 of this Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Net sales	$358,476	212,550	$184,416	$158,738	$143,235
Cost of goods sold	330,602	196,266	171,222	147,714	133,862

Gross profit	27,874	16,284	13,194	11,024	9,373

Selling, general and administrative expenses	8,623	7,457	6,419	6,032	5,290

Operating income	19,251	8,827	6,775	4,992	4,083
Interest expense	3,945	1,140	1,013	1,046	2,032

Income before income taxes	15,306	7,687	5,762	3,946	2,051
Income taxes	5,762	2,877	2,218	1,576	755

Net income	$9,544	$4,810	$3,544	$2,370	$1,296

Weighted average shares outstanding:
Basic	9,677	9,574	9,466	10,049	10,956

Diluted	9,958	9,913	9,702	10,189	11,091

Earnings per share:
Basic	$.99	$.50	$.37	$.24	$.12

Diluted	$.96	$.49	$.37	$.23	$.12

Balance Sheet Data:	As of December 31,

	2005	2004	2003	2002	2001

Total Assets	$156,733	$93,915	$74,504	$54,469	$52,762
Long Term Debt	$2,287	$2,406	—	—	—
Working Capital	$19,757	$17,459	$14,962	$12,871	$11,823
Stockholders’ Equity	$24,233	$17,948	$15,119	$12,922	$11,944

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Introduction

          The following discusses our results of operations and liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes. Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements also include those containing such words as ‘“believe,” “expect,” “anticipate,” “intend,” estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be different from those expressed or implied in the forward-looking statements. For additional information on forward-looking statements, see Part I of this Form 10-K.

          Our Business

          We are engaged in the purchase, sale and distribution of principally nonferrous metals to a diverse customer base located throughout the United States and Canada, Australia, Europe, and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents located in North America and Europe who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 54% of our products in 2005. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

Critical Accounting Policies and Estimates

          The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in our financial statements. A summary of those significant accounting policies can be found in Note B to our financial statements. We have not adopted any significant new accounting policies during the period ended December 31, 2005.

          Among the significant judgments made by management in the preparation of our financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims.

          Allowance for Doubtful Accounts

          As of December 31, 2005, we had $51,486,189 in trade receivables. Additionally, we had recorded an allowance for doubtful accounts of $191,000. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% co-insurance; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure the same.

          Accruals for Inventory Claims

          Generally, our exposure on claims for defective material is small as we refer all claims on defects back to the Mill supplying the material. In the event that we do not believe the Mill will honor a claim, we will record an allowance for inventory adjustments.

Results of Operations

          Comparison of Fiscal Years Ended December 31, 2005 and 2004 (in thousands)

          Our success during 2005 was in part due to continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of our service to our suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the use of proprietary on-line service modules for customers to track their shipments. This bolstered our commitment to service and customer satisfaction. We have also used our excellent customer relationships to leverage sales per employee by developing long term relationships with our customers and understanding their needs. In addition, due in part to our long-term customers, we have been able to build sales volume without a similar increase in selling, general and administrative expenses that would otherwise accompany customer turn-over. Our supply arrangements have also enabled us to benefit from the increased and steady availability of products from key suppliers. Our stable customer and supplier base has also enabled us to increase our purchases from our suppliers and to sell the majority of these quantities to our existing customer base. While this does expose us to concentration risks, it has provided the foundation of our growth and performance. Our substantial increase in sales during 2005 was due to higher aluminum pricing, and to an increase of approximately 35% in volumes shipped to our customers.

          During 2005, our net sales increased by $145,926 to $358,476, or 69% above net sales in 2004. The increase in net sales was primarily due to increases in the prices of products and the steady availability of supply shipments from our existing supplier base. Our top ten customers represented 44% of the sales in 2005, compared to 46% in 2004.

          Our sales volume has been, and will continue to be, a function of our ongoing ability to secure quality aluminum products from our suppliers. While we maintain long-term supply relationships with several foreign mills, one supplier accounted for approximately 54% of our purchases for the year ended December 31, 2005, and the three largest suppliers accounted for 80% of 2005 purchases. As a result, the termination or limitation by one or more of our largest suppliers of their relationship with us could have a material adverse effect on our business and results of operations.

          Our inventory increased by $27,542 to $86,511 during 2005 as compared to inventory of $58,969 in 2004. This increase in inventory supported our increased sales and it allowed us to be increasingly sensitive to timely shipments to our customers. As a result of the increased inventory on hand, we were able to extend our customer service efforts by allowing additional time to stage material in our private or public warehouses to serve our customers’ needs.

          Our net income grew during this same period by 98%. Net income for 2005 was $9,544 compared with net income for 2004 of $4,810. We did not have to increase selling, general and administrative expenses by the same percentage as our sales increased, in large part through the use of long term planning, customer relationships, and technology. In 2005, our selling, general and administrative expenses increased by $1,166 to $8,623, or 16% above selling, general and administrative expenses in 2004. Our strategy of maintaining long-term relationships with our customers, while allowing for sales growth, also exposes us to concentration risks.

          In 2005, our interest expense increased by $2,805 to $3,945, or 246% above interest expense in 2004. This is a result of rising interest rates and loan balances that have doubled from 2004 to 2005 to support increased sales and required inventory. The increasing interest rates could adversely affect our profitability.

          Comparison of Fiscal Years Ended December 31, 2004 and 2003 (in thousands)

          Our success during 2004 was in part due to continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of our service to our suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the use of proprietary on-line service modules for customers to track their shipments. This bolstered our commitment to service and customer satisfaction. We have also used our excellent customer relationships to leverage sales per employee by developing long term relationships with our customers and understanding their needs. In addition, due in part to our long-term customers, we have been able to build sales volume without a similar increase in selling, general and administrative expenses that would otherwise accompany customer turn-over. Our stable customer and supplier base has also enabled us to increase our purchases from our suppliers and to sell the majority of these quantities to our existing customer base. While this does expose us to concentration risks, it has provided the foundation of our growth and performance. Our success in 2004 was also due to higher aluminum pricing, and to an increase of approximately 10% in volumes shipped to our customers.

          During 2004, our net sales increased by $28,134 to $212,550, or 15% above net sales in 2003. The increase in net sales was primarily due to increases in the prices of products and the steady availability of supply shipments from our existing supplier base. Our top ten customers represented 45% of the sales in 2004, compared to 36% in 2003.

          Our sales volume has been, and will continue to be, a function of our ongoing ability to secure quality aluminum products from our suppliers. While we maintain long-term supply relationships with several foreign mills, one supplier accounted for approximately 54% of our purchases for the year ended December 31, 2004, and the three largest suppliers accounted for 79% of 2004 purchases. As a result, the termination or limitation by one or more of our largest suppliers of their relationship with us could have a material adverse effect on our business and results of operations.

          Our inventory increased by $16,921 to $58,969 during 2004 as compared to inventories of $42,048 in 2003. This increase in inventory supported our increased sales by allowing us to be increasingly sensitive to timely shipments to our customers. In addition, due to having inventory on hand, we were able to extend our customer service efforts by allowing additional time to stage material in our private or public warehouses to achieve timely customer deliveries. Some of our customers do not accept deliveries in the last two weeks of the fiscal year which also increased the inventory levels at year end.

          Our net income grew during this same period by 36%. Net income for 2004 was $4,810 compared with net income for 2003 of $3,544. We did not have to increase selling, general and administrative expenses by the same percentage as our sales increased, in large part through the use of long term planning, customer relationships, and technology. In 2004, our selling, general and administrative expenses increased by $1,038 to $7,457, or 16% above selling, general and administrative expenses in 2003. Our strategy of maintaining long-term relationships with our customers, while allowing for sales growth, also exposes us to concentration risks.

          In 2004, our interest expense increased by $127 to $1,140, or approximately 13% above interest expense in 2003. As a result of historically low interest rates, we have been able to minimize our interest expense and as a result our net income has increased. In the current changing interest rate environment, our profitability could be adversely affected if the interest rates increase.

Liquidity and Capital Resources (in thousands)

          Our cash balance increased by $1,273 in the year ended December 31, 2005. Net cash of $36,601 was used in operating activities, while $41,846 of net cash was provided by financing activities, specifically proceeds of loans from banks. Increases in accounts receivable and inventories at year end were the most significant contributor to the increased use of cash. Both of these increases support the increased volume of shipments.

          We currently operate under a revolving line of credit, including a commitment to issue letters of credit, with four commercial banks. The maximum availability of this facility is $90,000. Borrowings under these lines of credit are collateralized by security interests in substantially all of our assets. Under these credit agreements, we are required to maintain working capital and net worth ratios. These facilities expire on June 30, 2006. As of December 31, 2005, the amount outstanding under our revolving lines of credit was $87,677 (including letters of credit of approximately $3,177). Management is in discussions to extend the maturity, increase the value of the overall facility, and revise some of the covenants and terms of the Credit Facility. We expect to complete this transaction prior to the expiration of the current facility. Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the cash requirements relating to our existing operations. We may require additional debt or equity financing in connection with the future expansion of our operations.

          The table below provides a summary of our commitments and contractual obligations arrangements as of December 31, 2005:

Commitments and Contingencies (in thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Bank Debt	$86,897	$84,610	$374	$292	$1,621
Operating Leases	$2,577	$274	$822	$558	$923
Letters of Credit	$3,177	$3,177	—	—	$—

Total	$92,651	$88,061	$1,196	$850	$2,544

          We have contingent liabilities in the form of letters of credit to some of our suppliers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We use financial instruments designated as fair value hedges to manage our exposure to commodity price risk and foreign currency exchange risk inherent in our trading activities. It is our policy to hedge such risks, to the extent practicable. We enter into high-grade aluminum futures contracts to limit our gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. In cases where we enter into fixed price contracts with our suppliers and variable priced sales with our customers, we will utilize the futures market to match the terms of the purchase and sale. We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. In situations where we enter into purchase or sales denominated in foreign currency, the foreign exchange market will be utilized to hedge foreign exchange risk exposure. We record “mark-to-market” adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflect the net gains and losses currently in earnings.

          At December 31, 2005 and 2004, net unrealized gain on the Company’s foreign exchange forward contracts amounted to approximately $192,000 and $543,000 respectively. Net realized and unrealized losses on aluminum futures contracts at December 31, 2005 and 2004 amounted to approximately $11,744,000 and $803,000, respectively. These amounts, which represent the fair value of the derivative contracts, were offset by like amounts for the changes in the fair value of inventories and commitments which were hedged. Such amounts are reflected in the accompanying 2005 balance sheet in inventory ($11,744,000) and derivative liabilities ($7,874,00). In 2004 such amounts are reflected in other current assets ($543,000), inventory ($803,000) and derivative liabilities ($1,346,000).

ITEM 8.	FINANCIAL STATEMENTS

Furnished at end of report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are reasonably effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

          There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements:

The consolidated financial statements of the Company and report of the Company’s independent public accountants incorporated herein are included in Item 8 of this Report, as follows:

2. Financial Statement Schedules:

A statement regarding the computation of per share earnings is attached as Exhibit 11.1 Other schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:

2.1 Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, dated as of February 22, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated March 9, 1999)

3.1 Certificate of Merger of Empire Resources, Inc. into Integrated Technology USA, Inc. (incorporated by reference from the correspondingly numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

3.2 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the correspondingly numbered exhibit in the Company’s Registration Statement on Form SB-2 (No. 333-9697).

3.3 Amendment No. 1 to the Amended and Restated Certificate of Incorporation (incorporated by reference from the correspondingly numbered exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.4 Amended and Restated By-Laws of the Registrant (incorporated by reference from the correspondingly numbered exhibit in the Company’s Registration Statement on Form SB-2 (No. 333-9697).

3.5 Amendment No. 1 to Amended and Restated By-Laws of the Registrant (incorporated by reference to the correspondingly numbered exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.6 Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 1997).

10.1 Employment Agreement dated September 15, 1999 entered into by Registrant with Nathan Kahn (incorporated by reference from the correspondingly numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.2 Amendment No. 1 to Employment Agreement and Noncompetition Agreement entered into by Registrant with Nathan Kahn (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3 Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.4 Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.5 Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.6 Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.7 Registrant’s 1996 Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-9697).

10.8 Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.9 Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.10 Amendment No. 1 to Credit Facility, dated July 16, 2002 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.11 Amendment No. 2 to Credit Facility, dated May 8, 2003 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.12 Amendment No. 3 to Credit Facility, dated June 19, 2003 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13 Agreement of Lease for warehouse facility dated September 27, 2000 between Townsend Properties, Inc. and Registrant (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.14 Amendment No. 4 to Credit Facility, dated December 13, 2004 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.

10.15 Agreement of purchase and sale of 6900 Quad Avenue dated May 31, 2004 between Dale W. Brougher, Trustee and Registrant.

10.16 Loan Agreement dated December 27, 2004 between 6900 Quad Avenue a subsidiary of the Registrant and JP MORGAN CHASE BANK, N.A.

10.17 Agreement of purchase and sale of extrusion equipment dated November 4, 2004 between Werner Co., and Registrant.

10.18 Fourth Modification and Extension of Lease for office space, dated as of the 17th of November 2004, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant

10.19 Amendment No. 5 to Credit Facility, dated February 23, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.

10.20 Amendment No. 6 to Credit Facility, dated April 22, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.

10.21 Amendment No. 7 to Credit Facility, dated October 3, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.*

11.1 Statement regarding computation of per share earnings.*

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

Nathan Kahn Chief Executive Officer March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nathan Kahn

Nathan Kahn Chief Executive Officer and Director (Principal Executive Officer) March 30, 2006

/s/ Sandra Kahn

Sandra Kahn, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer) March 30, 2006

/s/ William Spier

William Spier, Director March 30, 2006

/s/ Jack Bendheim

Jack Bendheim, Director March 30, 2006

/s/ Peter G. Howard

Peter G. Howard, Director March 30, 2006

/s/ Nathan Mazurek

Nathan Mazurek, Director March 30, 2006

/s/ L. Rick Milner

L. Rick Milner, Director March 30, 2006

/s/ Morris J. Smith

Morris J. Smith, Director March 30, 2006

/s/ Harvey Wrubel

Harvey Wrubel, Director March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Empire Resources, Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 8, 2006

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash	$1,560	$287
Restricted cash	5,050	0
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	51,486	30,367
Inventories	90,381	58,969
Other current assets	1,493	1,397

Total current assets	149,970	91,020

Property and Equipment, net	6,763	2,895

	$156,733	$93,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable - banks	$84,500	$40,300
Current maturities of long-term debt	110	94
Trade accounts payable	30,513	25,411
Accrued expenses and derivative liabilities	13,044	6,796
Dividends payable	2,046	960

Total current liabilities	130,213	73,561

Long-term debt, net of current maturities	2,287	2,406

Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2005 and 2004	117	117
Additional paid-in capital	10,690	10,827
Retained earnings	15,687	9,547
Accumulated other comprehensive income	92	14
Treasury stock (2,006,467 shares and 2,150,400 shares)	(2,353)	(2,557)

Total stockholders’ equity	24,233	17,948

	$156,733	$93,915

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Net sales	$358,476	212,550	$184,416
Cost of goods sold	330,602	196,266	171,222

Gross profit	27,874	16,284	13,194
Selling, general and administrative expenses	8,623	7,457	6,419

Operating income	19,251	8,827	6,775
Interest expense	3,945	1,140	1,013

Income before income taxes	15,306	7,687	5,762
Income taxes	5,762	2,877	2,218

Net income	$9,544	$4,810	$3,544

Weighted average shares outstanding:
Basic	9,677	9,574	9,466

Diluted	9,958	9,913	9,702

Earnings per share:
Basic	$.99	$.50	$.37

Diluted	$.96	$.49	$.37

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Acumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Total Comprehensive Income

Balance at December 31, 2002	11,750	$117	$10,727	$4,824	$21	($2,767)	$12,922

Purchase of treasury stock (10 shares)						(14)	(14)
Stock options exercised			21			118	139

Tax Benefit from exercise of options			55				55

Net change in cumulative translation adjustment					(7)		(7)	(7)
Dividends ($.16 per share)				(1,520)			(1,520)

Net income for 2003				3,544			3,544	3,544

								$3,537

Balance at December 31, 2003	11,750	$117	$10,803	$6,848	$14	($2,663)	$15,119

Stock options exercised			24			106	130

Dividends ($.22 per share)				(2,111)			(2,111)

Net income for 2004				4,810			4,810	4,810

								$4,810

Balance at December 31, 2004	11,750	117	10,827	9,547	14	(2,557)	17,948

Stock options exercised			(137)			204	67

Net change in cumulative translation adjustment					(22)		(22)	(22)
Increase in value of interest rate swap derivative contract, net of taxes $63					100		100	100
Dividends ($.35 per share)				(3,404)			(3,404)

Net income for 2005				9,544			9,544	9,544

								$9,622

Balance at December 31, 2005	11,750	117	10,690	15,687	92	(2,353)	24,233

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (In Thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$9,544	$4,810	$3,544
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104	76	76
Deferred income taxes	(754)	(22)	(27)
Translation adjustment	0	0	(7)
Tax benefit from stock options exercised	0	0	55
Changes in:
Restricted cash	(5,050)	0	0
Trade accounts receivable	(21,119)	(4,644)	(1,468)
Inventories	(31,412)	(16,921)	(14,216)
Other current assets	736	3,725	(3,814)
Trade accounts payable	5,102	8,516	3,859
Accrued expenses	6,248	(532)	4,417

Net cash used in operating activities	(36,601)	(4,992)	(7,581)

Cash flows used in investing activities:
Purchases of property and equipment	(3,972)	(2,815)	(181)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable – banks	44,200	5,900	8,800
(Repayments) Proceeds from mortgage payable	(103)	2,500
Dividends Paid	(2,318)	(1,913)	(758)
Stock options exercised	67	130	139
Purchase of treasury stock	0	0	(14)

Net cash provided by financing activities	41,846	6,617	8,167

Net increase (decrease) in cash	1,273	(1,190)	405
Cash at beginning of period	287	1,477	1,072

Cash at end of period	$1,560	$287	$1,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,622	$1,066	$1,024
Income taxes	$7,031	$3,106	$2,233

Non Cash Financing Activities:
Dividend Declared but not yet paid	$2,046	$960	$762

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE A - BUSINESS

Empire Resources, Inc (“the Company”) is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America, Europe and Australia. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. and Europe who receive commissions on sales. The Company purchases from several suppliers located throughout the world. See B [12]

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

[4]	Property and equipment:

Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives.

[5]	Commodity futures and foreign currency hedging activities:

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company’s policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company recognizes in the balance sheet derivative contracts at fair value, as well as changes in the fair value of the related hedged firm purchase and sales commitments attributable to the hedged risk and reflects any net gains and losses currently in earnings (See Note D).

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]	Foreign currency translation:

The functional currency of Empire Resources Pacific Ltd., a wholly-owned subsidiary which acts as a sales agent in Australia and New Zealand, is the Australian dollar. In 2005, the Company organized a wholly owned subsidiary in Belgium which sells semi finished aluminum products in Europe. The functional currency of this subsidiary is the Euro. Cumulative translation adjustments, which are charged or credited to accumulated other comprehensive income, arise from translation of functional currency amounts into U.S. dollars.

[7]	Income taxes:

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

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year, consisting of outstanding stock options, using the treasury stock method.

[9]	Stock - based compensation:

At December 31, 2005 the Company had a stock option plan which is described more fully in Note F. The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Year Ended December 31, (In thousands)

	2005	2004	2003

Reported net income	$9,544	$4,810	$3,544
Stock-based employee compensation determined under the fair value based method (net of tax)	(0)	(18)	(7)

Pro forma net income	$9,544	$4,792	$3,537

Earnings per share (basic and diluted):
As reported
Basic	$.99	$.50	$.37
Diluted	$.96	$.49	$.37

Pro-forma
Basic	$.99	$.50	$.37
Diluted	$.96	$.48	$.37

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

	2004	2003

Dividend yield	4%	4.78%
Volatility	.59	0.59
Risk free interest rate	4.24%	2.08%
Expected life in years	5	5

The weighted average fair values of options granted during the years ended December 31, 2004 and 2003 were $1.59, and $0.67, respectively. There were no options granted during 2005.

[10]	Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for us beginning January 1, 2006. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on the Company’s results of operations if we were to grant additional options although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in (9) above.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for the Company beginning July 1, 2005. The adoption of SFAS 153 did not have an impact on our results of operations or financial position.

[11]	Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The principle estimate made relates to the allowance for doubtful accounts. Actual results could differ from these estimates.

[12]	Significant customers and concentration of suppliers:

One major customer accounted for approximately 14%, 17%, and 14% of the Company’s consolidated net sales for the years ended December 31, 2005, 2004, and 2003 respectively.

The Company’s purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 54%, 54% and 53% of total purchases during the years ended December 31, 2005, 2004 and 2003, respectively, and the top three suppliers accounted for 79.5%, 78.5%, and 72.3% respectively, of total purchases during such years. The Company’s loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

NOTE C – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of notes payable to the banks approximate fair value as of December 31, 2005 and 2004 because the interest rates on such debt approximate the market rate for the Company given the appropriate risk factors. The carrying amount of the variable rate mortgage payable approximates fair value as of December 31, 2005 and 2004, exclusive of the impact of the interest rate swap. Derivative financial instruments are carried at fair value. (See Note E)

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

EMPIRE RESOURCES, INC. AND SUBSIDIARES

	December 31, 2005	December 31, 2004	Estimated Useful Life (Years)

Land	$1,180,000	$375,000
Buildings and improvements	2,810,000	2,125,000	40
Extrusion Equipment	2,626,000	255,000	15
Office equipment	723,000	612,000	3

	7,339,000	3,367,000
Less Accumulated depreciation	576,000	472,000

	$6,763,000	$2,895,000

Building and improvements consist of a facility purchased in December 2004, which has been upgraded and occupied in the third quarter of 2005, prior to the expiration of the Company’s lease for its previous warehouse. A section of the facility houses an extrusion plant, which is being refurbished. The Company expects to begin the regular manufacturing of aluminum extrusions in the new facility during the second quarter of 2006. Depreciation of property and equipment was $104,000, $76,000, and $49,000, for the years ended December 31, 2005, 2004, and 2003 respectively.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, issued by the Financial Accounting Standards Board. requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. At December 31, 2005, approximately $5,050,000 was deposited with various brokers for margin calls. Such deposits are classified as restricted cash on the accompanying 2005 balance sheet.

At December 31, 2005 and 2004, net unrealized gain on the Company’s foreign exchange forward contracts amounted to approximately $192,000 and $543,000 respectively. Net realized and unrealized losses on aluminum futures contracts at December 31, 2005 and 2004 amounted to approximately $11,744,000 and $803,000, respectively. These amounts, which represent the fair value of the derivative contracts, were offset by like amounts for the changes in the fair value of the inventories and commitments which were hedged. Such amounts are reflected in the accompanying 2005 balance sheet in inventory ($11,744,000) and derivative liabilities ($7,874,000). In 2004 such amounts are reflected in other current assets ($543,000), inventory ($803,000) and derivative liabilities ($1,346,000).

For the years ended December 31, 2005, and 2004 and 2003, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

As discussed in Note F, the Company has entered into an interest rate swap to convert a mortgage from a variable rate to a fixed rate obligation which has been designated as a cash flow hedge. At December 31, 2005, the fair value of the interest rate swap amounted to $163,000 and is included in other current assets with a corresponding credit in accumulated other comprehensive income in the accompanying balance sheet. At December 31, 2004, the fair value of the swap was not significant to the accompanying balance sheet.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE F – MORTGAGE PAYABLE

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

The following are the future maturities of the mortgage at December 31, 2005 (in thousands):

Year ending December 31,

2006	$110
2007	116
2008	124
2009	132
2010	141
Thereafter	1,774

2,397

NOTE G - NOTES PAYABLE - BANKS

As of December 31, 2005, the Company operated under a $90,000,000 committed credit facility with four commercial banks. This facility as amended, expires on June 30, 2006. Borrowings by the Company under this line of credit are collateralized by security interests in substantially all its assets. The Company is required to maintain working capital and net worth ratios as defined by the loan agreement. As of December 31, 2005 and 2004 respectively, the credit utilized under this facility amounted to $87.7 million and $57.3 million (including approximately $3.2 million and $17.0 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement. At December 31, 2005 and 2004, the interest rate charged approximated 6.35% and 4.4%, respectively.

NOTE H - STOCK OPTIONS

The Company’s 1996 Stock Option Plan (the “1996 Plan”), as amended, provides for the granting of options to purchase not more than an aggregate of 1,129,000 shares of common stock. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 1996 Plan. Some or all of the options may be “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended.

The 1996 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 1996 Plan, to whom

EMPIRE RESOURCES, INC. AND SUBSIDIARES

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

The Company did not grant any options during 2005.

The following is a summary of stock option activity for the years ended December 31, 2005, 2004 and 2003:

	Number of shares	Weighted Average Exercise Price

Options outstanding at December 31, 2002	683,933	$1.33

Options granted	18,000	$1.87

Options exercised	(96,000)	$1.44

Options forfeited	(50,000)	$0.81

Options outstanding at December 31, 2003	555,933	$1.30

Options granted	18,000	$3.64

Options exercised	(71,000)	$1.82

Options outstanding at December 31, 2004	502,933 (a)	$1.64

Options granted	—	—

Options exercised	(143,933)	$0.47

Options outstanding at December 31, 2005	359,000	$1.65

Options available for grant under 1996 Plan at December 31, 2005	559,000

     (a) Restated from amount previously reported to correct for elimination of forfeitures of options during 2004 erroneously reported.

The following table summarizes information about outstanding stock options under the Plan at December 31, 2005:

	Options outstanding and exercisable

Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price

.98 - 1.19	42,000	5.67	1.10
1.41 - 1.63	277,000	3.30	1.60
1.87 - 2.00	24,000	5.80	1.92
3.64	16,000	8.50	3.64

	359,000	4.00	1.65

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE I - COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock at prices not to exceed $1.50 per share. As of December 31, 2005, the Company had repurchased a total of 2,267,400 shares under the repurchase program for an aggregate cost of $2,731,049.

NOTE J - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,

	2005	2004

Foreign currency translation adjustment	$(8)	$14
Unrealized gain on interest-rate swap derivative contract, net of tax of $63	$100

	$92	$14

NOTE K - INCOME TAXES

Income tax expense (benefit) consists of the following (In Thousands):

	Year Ended December 31,

	2005	2004	2003

Current	$6,516	$2,899	$2,245
Deferred	$(754)	$(22)	$(27)

	$5,762	$2,877	$2,218

The U.S. statutory rate of 35% (34% for the years ended December 31, 2004 and 2003) can be reconciled to the effective tax rate as follows (In Thousands):

	Year Ended December 31,

	2005	2004	2003

Provision for taxes at statutory rate	$5,357	$2,614	$1,959
State and local taxes, net of federal tax benefit	386	$220	$265
Permanent differences and other	19	43	(6)

	$5,762	$2,877	$2,218

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Deferred tax assets and liabilities are composed of the following:

	December 31,

	2005	2004

Deferred tax assets
Allowance for doubtful accounts	74	74
Accrued expenses	60	23
Derivative contracts	3,007	520

	3,141	617

Deferred tax liabilities
Property and equipment	0	(32)
Inventories	(2,322)	(520)

	(2,322)	(552)

Net deferred tax assets (included in other current assets)	$819	$65

NOTE L - EMPLOYEE RETIREMENT BENEFITS

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

Each employee’s pre-tax contributions are immediately vested upon participation in the plan. The employees’ vesting of the Company’s matching contribution is based upon length of service as follows:

Years of service	Vested%

1	25%
2	50%
3	75%
4	100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $38,000 in 2005, $32,000 in 2004, and $28,000 in 2003.

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE M – EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended December 31,
	(In thousands except per share amounts)

	2005	2004	2003

Numerator:
Net Income	$9,544	$4,810	$3,544
Denominator:
Computation of basic earnings per share:
Weighted average shares outstanding – basic	9,677	9,574	9,466
Basic earnings per share	$0.99	$0.50	$0.37

Computation of diluted earnings per share:
Weighted average shares outstanding – basic	9,677	9,574	9,466
Potentially dilutive shares:
Shares issuable upon exercise of dilutive options	281	339	236

Weighted average shares outstanding – diluted	9,958	9,913	9,702
Diluted earnings per share	$0.96	$0.49	$0.37

NOTE N – BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company operates in one business segment-the purchase, sale and distribution of non-ferrous metals.Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows:

	Year Ended December 31,
	(In thousands)

	2005	2004	2003

United States	$299,875	$175,836	$148,108

Pacific Rim, Canada & Europe	$58,601	36,714	36,308

	$358,476	$212,550	184,416

EMPIRE RESOURCES, INC. AND SUBSIDIARES

NOTE O – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	2005

	March	June	September	December
	31	30	30	31

	(In thousands except per share amounts)

Net sales	$80,014	$89,446	$90,777	$98,239
Gross profit	6,674	6,788	7,283	7,129
Operating income	4,118	4,899	5,036	5,198
Net income	2,224	2,522	2,388	2,410
Income per common share-
Basic and diluted
Basic	$0.23	$0.26	$0.25	$0.25
Diluted	$0.23	$0.25	$0.24	$0.24
Weighted average shares outstanding
Basic	9,599	9,618	9,743	9,677
Diluted	9,848	9,903	10,045	9,958

	2004

	March	June	September	December
	31	30	30	31

	(In thousands except per share amounts)

Net sales	$54,185	$51,605	$53,809	$52,951
Gross profit	3,836	3,823	4,313	4,312
Operating income	2,145	1,994	2,568	2,120
Net income	1,135	1,064	1,415	1,196
Income per common share-
Basic and diluted
Basic	$0.12	$0.11	$0.15	$0.12
Diluted	$0.11	$0.11	$0.14	$0.12
Weighted average shares outstanding
Basic	9,530	9,553	9,553	9,599
Diluted	9,885	9,903	9,864	9,913

NOTE P - COMMITMENTS AND CONTINGENCIES

[1]	Lease:

The Company leases office facilities under a lease expiring in 2015. The minimum non-cancelable scheduled rentals under such lease are as follows (in thousands):

Year Ending
December 31,

2006	$274
2007	274
2008	274
2009	274
2010	274
Thereafter	1,207

$2,577

EMPIRE RESOURCES, INC. AND SUBSIDIARES

Rent expense for the years ended December 31, 2005, 2004, and 2003 was $492,000, $479,000, and $452,000 respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2005 amounted to $3.2 million all of which expired February 15, 2006.

[3]	Employment agreements:

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

NOTE Q–ALLOWANCE FOR DOUBTFUL ACCOUNTS

		In thousands

		Additions

	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period

2004	$191				$191
2003	$191				$191
2002	$189	$2			$191

EXHIBIT 21.1 List of subsidiaries

Name of subsidiary	Jurisdiction

Empire Resources Pacific Ltd.	Delaware
I.T.I. Innovative Technology, Ltd.	Israel
CompuPrint Ltd.	Israel
6900 Quad Avenue LLC	Delaware
Empire Resources Extrusions LLC	Delaware
Imbali	Belgium

EMPIRE RESOURCES, INC. AND SUBSIDIARES

EXHIBIT 11.1 Statement re computation of per share earnings

Earnings per share – basic, are based upon the Company’s weighted average number of common shares outstanding.

	2005	2004	2003
	(In thousands – except per share data)
Net Income	$9,544	$4,810	$3,544

Weighted average shares outstanding – basic	9,677	9,574	9,466

Shares issuable upon exercise of dilutive options	359	503	567

Less: shares assumed repurchased	(78)	(164)	(331)

Weighted average shares outstanding – diluted	9,958	9,913	9,702

Earnings per share – basic	$0.99	$0.50	$0.37

Earnings per share – diluted	$0.96	$0.49	$0.37