Form 10-Q
period 2006-03-31
EMPIRE RESOURCES INC /NEW/
filed 2006-05-15
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number 001-12127

EMPIRE RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3136782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Parker Plaza
Fort Lee, NJ 07024
(Address of Principal Executive Offices) (Zip Code)

(201) 944-2200
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

Common Stock, par value $0.01 per share	9,775,184
(Class)	(Outstanding on May 10, 2006)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

(i)

Introduction

          We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. Our results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

Condensed Consolidated Balance Sheets
In Thousands, except shares

	March 31,	December 31,

	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash	$2,073	$1,560
Restricted cash		5,050
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	52,873	51,486
Inventories	89,786	90,381
Other current assets	747	1,493

Total current assets	145,479	149,970

Investment Marketable Securities - available for sale	140
Property and Equipment, net	7,061	6,763

	$152,680	$156,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable - banks	$85,500	$84,500
Current maturities of long-term debt	111	110
Trade accounts payable	30,616	30,513
Accrued expenses and derivative liabilities	7,259	13,044
Dividends Payable	488	2,046

Total current liabilities	123,974	130,213

Long-term debt, net of current maturities	2,259	2,287

Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2006 and December 31, 2005
	117	117
Additional paid-in capital	10,692	10,690
Retained earnings	17,617	15,687
Accumulated other comprehensive income	352	92
Treasury stock (1,991,467 shares and 2,006,467 shares)	(2,331)	(2,353)

Total stockholders’ equity	26,447	24,233

	$152,680	$156,733

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended March 31,

	2006	2005

Net sales	$99,569	$80,014
Cost of goods sold	91,642	73,340

Gross profit	7,927	6,674
Selling, general and administrative expenses	2,625	2,556

Operating income	5,302	4,118
Interest expense	1,422	564

Income before income taxes	3,880	3,554
Income taxes	1,460	1,330

Net income	$2,420	$2,224

Weighted average shares outstanding:
Basic	9,752	9,599

Diluted	10,073	9,848

Earnings per share:
Basic	$0.25	$0.23

Diluted	$0.24	$0.23

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$2,420	$2,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49	20
Changes in:
Restricted cash	5,050
Trade accounts receivable	(1,387)	(19,027)
Inventories	595	(4,176)
Other current assets	1,006	281
Trade accounts payable	103	2,830
Accrued expenses	(5,785)	(1,118)

Net cash provided by (used in) operating activities	2,051	(18,966)

Cash flows used in investing activities:
Additions to fixed assets	(347)	(321)
Investment in Marketable Securities	(140)	0

Net cash used in investing activities	(487)	(321)

Cash flows from financing activities:
Net proceeds from notes payable – banks	973	22,725
Proceeds - option exercised	22	0
Dividends Paid	(2,046)	(960)

Net cash provided by (used by) financing activities	(1,051)	21,765

Net increase in cash	513	2,478
Cash at beginning of period	1,560	287

Cash at end of period	$2,073	$2,765

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,521	$601
Income taxes	$395	$818

Non Cash Financing Activities:
Dividend Declared but not yet paid	$488	$384

See notes to condensed consolidated financial statements

Empire Resources, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company

          Empire Resources, Inc. is engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and independent sales agents who are located in North America and receive commissions on sales. We purchase products from suppliers located throughout the world. During the first quarter of 2006, one supplier, Hulett Aluminium Ltd., furnished approximately 59% of our products. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we receive from our customers.

          The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC, the company which purchased the warehouse facility, Imbali Metals Bvba, our European subsidiary, and Empire Extrusions LLC the company which will manufacture extrusions. All significant intercompany transactions and accounts have been eliminated in consolidation.

          Reclassification

          Certain items reported as cost of sales in the quarter ended March 31, 2005 were reclassified to selling, general, and administrative expense. The effect of this reclassification reduced cost of goods sold approximately $800,000 and increased selling general and administrative expenses by a corresponding amount.

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

3. Concentrations

          One major customer accounted for approximately 15% of our consolidated net sales for the three month period ended March 31, 2006 and 17% for the same period ended March 31, 2005.

          We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 59% of total purchases during the three month period ended March 31, 2006 and three other suppliers accounted for 16% of total purchases. The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4. Stock Options

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. No such difference existed for the three months ended March 31, 2005. As of January 1, 2006 we did not have any unvested employee stock options, the Company did not grant any stock options or any other stock-based awards during the three months ended March 31, 2006, and therefore the adoption of this pronouncement did not have any effect on our consolidated results of operations for the three months ended March 31, 2006.

          During the three months ended March 31, 2006, 15,000 options were exercised with an exercise price of $1.56 and an intrinsic value of $300,000.

          At March 31, 2006, the Company had 344,000 options outstanding and exercisable under its stock option plan with an aggregate weighted average exercise price of $1.66 and a contractual remaining life of 3.83 years. The aggregate intrinsic value of the options outstanding at March 31, 2006 was $8,924,000.

5. Inventories

          Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.

6. Notes Payable—Banks

As of March 31, 2006, we operated under a $90,000,000 committed credit facility with four commercial banks. This facility as amended, expires on June 30, 2006. Borrowings under this line of credit are collateralized by security interests in substantially all our assets. Under the agreement, we are required to maintain working capital and net worth ratios as defined by the loan agreement. As of March 31, 2006 and December 31, 2005 respectively, the credit utilized under this facility amounted to $88.01 million and $87.677 million (including approximately $2.51 million and $3.177 million of outstanding letters of credit). Interest on borrowings is either (i) the federal funds rate, (ii) the prime rate of JP Morgan Chase or (iii) LIBOR, plus the applicable margins defined in the loan agreement. On February 9, 2006 we entered into an amendment to our committed credit facility to allow for supplemental borrowings of up to $5 million from JP Morgan Chase.

          In December 2004, we entered into a mortgage and an interest rate swap in connection with the purchase of a warehouse. The mortgage, which has an outstanding balance of $2.4 million at March 31, 2006 and December 31, 2005, requires monthly payments of approximately $21,000 including interest, bears interest at LIBOR + 1.75% and matures in December 2014. At the same time, we entered into an interest rate swap with a bank which has been designated as a cash flow hedge. Effective 2004 through December 29, 2014 each month the Company will pay a fixed interest rate of 6.37% to the bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay to the Company a floating rate, namely, LIBOR, to reset monthly plus 1.75% on the same notional principal amount.

          We have entered into an interest rate swap with a notional amount of $25 million with an effective date of February 2006 and a termination date of 2010. The swap has been designated as a cash flow hedge. Effective February 2006 the Company will pay a fixed interest rate of 6.64% to the bank and in return the bank will pay LIBOR plus 2%. This floating rate will reset monthly.

7. Earnings Per Share

	Three months ended March 31,

	2006	2005

Weighted average shares outstanding-basic	9,752	9,599

Dilutive effect of stock options	321	249

Weighted average shares outstanding-diluted	10,073	9,848

          Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of outstanding stock options, using the treasury stock method.

8. Dividends

          On March 16, 2006, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on March 31, 2006. The dividend totaling $488,000 is reflected in dividends payable and was paid on April 18, 2006.

9. Commitments and Contingencies

          Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at March 31, 2006 amounted to approximately $2.51 million.

10. Derivative Financial Instruments and Risk Management

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

          At March 31, 2006 and December 31, 2005, net unrealized gain on the Company’s foreign exchange forward contracts amounted to approximately $303,000 and $192,000 respectively. Net realized and unrealized losses on aluminum futures contracts at March 31, 2006 and December 31, 2005 and amounted to approximately $11,793,000 and $11,744,000, respectively. These amounts, which represent the fair value of the derivative contracts, were offset by like amounts for the changes in the fair value of the inventories and commitments which were hedged. Such amounts are reflected in the accompanying March 31, 2006 balance sheet in inventory ($11,793,000) and derivative liabilities ($803,000). At December 31, 2005 such amounts are reflected in inventory ($11,744,000) and derivative liabilities ($7,874,000).

          For the three months ended March 31, 2006 and 2005, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

          The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our particular risks include those factors listed under “Risk Factors,” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2005. We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; failure to successfully integrate manufacturing extrusions in the business of the Company; changes in the size and nature of the Company’s competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          The following MD&A is intended to help you understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

          We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 59% of our products in the first quarter of 2006. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

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

          Our long-term growth will depend upon understanding our customers’ particular requirements and delivering a high-level of service and quality products that meet those requirements consistently. Our growth will also depend upon our ability to continue building our market knowledge and in particular our understanding of the production capabilities of our suppliers. We will also need to maintain, strengthen and expand our supplier relationships. Finally, we will need to succeed in identifying and executing on opportunities to provide our customers additional value added offerings. We believe that an example of this latter strategy is the recent addition of our production capability for aluminum extrusions located in our warehouse/distribution facility in Baltimore, Maryland, which we expect to commence regular operation during the third quarter of this year.

Application of Critical Accounting Policies

          Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2005 Annual Report on Form 10-K.

          Among the significant judgments made by management in the preparation of our financial statements are the determination of the allowance for doubtful accounts and accruals for inventory claims. These adjustments are made each quarter in the ordinary course of accounting.

          We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and we make adjustments in the allowance as we believe to be necessary. We maintain a credit insurance policy on the majority of our customers. This policy generally has a co-insurance provision and specific limits on each customer’s receivables. The co-pay may be increased in selected instances, and we sometimes elect to exceed these specific credit limits. Changes in economic conditions could have an impact on our collection of existing receivable balances or future allowance considerations.

          Generally, our exposure on claims for defective material is small, because we refer all claims on defects back to the mill supplying the material. When we do not believe the mill will honor a claim, we will normally record an allowance for inventory adjustments.

Results of Operations (in thousands)

          During the first quarter of 2006, net sales increased by $19,555 to $99,569, or a 24% increase, from $80,014 in the first quarter of 2005. This increase was primarily due to a volume increase of approximately 19% in shipments to our customers. Gross profit increased by $1,253 to $7,927 during this period, or a 19% increase, from $6,674 in the first quarter of 2005. The dollar increase in gross profit was due to the increased sales volume.

          We experienced an increase of approximately 3% in selling, general and administrative costs from that of the first quarter 2005. These costs were attributable primarily to increased payroll costs.

          Interest expense during first quarter 2006 grew by $858 to $1,422 from $564 during first quarter 2005. This 252% increase in interest expense resulted from a continued upward trend in interest rates as well as an increase of $22,450 in borrowings from March 2005 as compared to March 2006. We have entered into an interest rate swap with a notional amount of $25 million with an effective date of February 2006 and a termination date of August 2010. The swap has been designated as a cash flow hedge. Effective February 2006 the Company will pay a fixed interest rate of 6.64% to the bank and in return the bank will pay the LIBOR rate plus 2%. This floating rate will reset monthly.

          Net income increased 9% from $2,224 to $2,420. Net income did not increase as much as our sales because of the rising interest expense.

Liquidity and Capital Resources (in thousands, except per share data)

          Our cash flow provided by operations during the first quarter of 2006 was $2,051 as compared to cash used in operations of $18,966 in the first quarter of 2005. This principally resulted from an increase in accounts receivable of $2,400 in the first quarter of 2006, compared to an increase of $19,000 in the first quarter of 2005. In large measure this is the result of the rate of increase in accounts receivable slowing when comparing the two years. A decrease in restricted cash of $5,050 in 2006, representing margin deposits at the broker in connection with unrealized losses on derivative contracts, is related to the $6,000 decrease in accrued liabilities during 2006 and related to payments made by the company upon the maturity of such contracts. Inventories decreased by $595 from the first quarter of 2005. Cash flows from financing activities during 2006 amounted to $1,051, primarily from dividends paid, partially offset by increased borrowings under our line of credit.

          We currently operate under a $90 million revolving line of credit, including a commitment to issue letters of credit, with four commercial banks. Our borrowings under this line of credit are secured by substantially all of our assets. We are required to maintain working capital and net worth ratios under this credit agreement. This facility will expire on June 30, 2006. On February 9, 2006 we entered into an amendment to the credit facility to allow for a supplemental $5 million line of credit with JP Morgan Chase.

          On March 17, 2006, we announced that our Board of Directors had declared a cash dividend of $.05 per share. This dividend was $488 in the aggregate and was paid on April 18, 2006 to stockholders of record at the close of business on March 31, 2006. The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of the business.

          Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility. We are in discussions with our bank group to extend and expand the credit facility. However, there can be no assurance that current and forecasted cash from operations will be sufficient to fund further operations, and there can be no assurance that the sources of capital available to us will be available in the future or, if available, that any such sources will be available on favorable terms. We may require additional debt financing in connection with the future expansion of our operations.

Commitments and Contingencies (in thousands)

          We had contingent liabilities in the form of letters of credit totaling $2.5 million to certain of our suppliers and as of March 31, 2006, the credit utilized under our credit facility amounted to $88.0 million. Except as noted, there have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

          We hedge metal pricing and foreign currency as we deem appropriate for a portion of our purchase and sales contracts. There is a risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, we could be exposed to losses on the original hedged contract.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We use financial instruments designated as fair value hedges to manage our exposure to commodity price risk and foreign currency exchange risk inherent in our operations. It is our policy to hedge such risks, to the extent practicable. We enter into high-grade aluminum futures contracts to limit our gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. We record “mark-to-market” adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflect the net gains and losses currently in earnings.

          Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed disclosure about quantitative and qualitative disclosure of market risk. Quantitative and qualitative disclosure about market risk has not materially changed since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

          As required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

          There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

          We are a party from time to time to certain legal proceedings and claims that arise in the ordinary course of our business. We do not believe that the disposition of any claims that are pending or have been asserted would have a material adverse effect on our results of operation or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following are included as exhibits to this report:

Exhibit No.	Description

10.22 Amendment No. 8 to Credit Facility, dated February 9, 2006 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent.*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

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

EMPIRE RESOURCES, INC.

Dated: May 15, 2006	By:	/s/ Sandra Kahn

Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)