Form 10-Q
period 2006-06-30
EMPIRE RESOURCES INC /NEW/
filed 2006-08-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Larger Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐     No ☒

Common Stock, par value $0.01 per share	9,785,184
(Class)	(Outstanding on August 11, 2006)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

(i)

Introduction

          We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. Our results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

Condensed Consolidated Balance Sheets
In Thousands, except shares

	June 30,	December 31,

	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash	$1,866	$1,560
Restricted cash	177	5,050
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	60,236	51,486
Inventories	86,309	90,381
Other current assets	1,007	1,493

Total current assets	149,595	149,970

Property and equipment, net	7,310	6,763
Other Assets	399	—
Marketable Securities	133	—

	$157,437	$156,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable - banks	$93,750	$84,500
Current maturities of long-term debt	113	110
Trade accounts payable	28,118	30,513
Accrued expenses and derivative liabilities	3,823	13,044
Dividends Payable	489	2,046

Total current liabilities	126,293	130,213

Long-term debt, net of current maturities	2,230	2,287

Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2006 and December 31, 2005	$117	117
Additional paid-in capital	10,697	10,690
Retained earnings	19,801	15,687
Accumulated other comprehensive income	591	92
Treasury stock (1,964,467 and 2,006,467 shares, respectively)	(2,292)	(2,353)

Total stockholders’ equity	28,914	24,233

	$157,437	$156,733

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net sales	$110,338	$89,446	$209,907	$169,460
Cost of goods sold	101,775	82,658	193,417	155,998

Gross profit	8,563	6,788	16,490	13,462
Selling, general and administrative expenses	2,760	1,889	5,385	4,445

Operating income	5,803	4,899	11,105	9,017
Interest expense	1,530	872	2,952	1,436

Income before income taxes	4,273	4,027	8,153	7,581
Income taxes	1,600	1,505	3,060	2,835

Net income	$2,673	$2,522	$5,093	$4,746

Weighted average shares outstanding:
Basic	9,761	9,618	9,764	9,609

Diluted	10,061	9,903	10,075	9,876

Earnings per share:
Basic	$0.27	$0.26	$0.52	$0.49

Diluted	$0.27	$0.25	$0.51	$0.48

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$5,093	$4,746
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	112	40
Dividend Income	(4)	—
Other	(58)	(15)
Changes in:
Restricted Cash	4,873	—
Trade accounts receivable	(8,750)	(20,005)
Inventories	4,072	(15,288)
Other current assets	130	23
Trade accounts payable	(2,395)	258
Accrued expenses and derivative liabilities	(8,297)	(2,249)

Net cash (used in) operating activities	(5,224)	(32,490)

Cash flows used in investing activities:
Additions to fixed assets	(659)	(1,425)
Investment in marketable securities	(140)

Net cash (used in) investing activities	(799)	(1,425)

Cash flows from financing activities:
Net proceeds from notes payable – banks	9,250	35,349
Principle payment of long term debt	(54)	—
Deferred financing costs	(399)	—
Proceeds - options exercised	68	67
Dividends paid	(2,536)	(1,344)

Net cash provided by financing activities	6,329	34,072

Net increase in cash	306	157
Cash at beginning of period	1,560	287

Cash at end of period	$1,866	$444

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,357	$1,513
Income taxes	$2,276	$2,835

Non Cash Financing Activities:
Dividend declared but not yet paid	$489	$487

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

          The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC, the company which purchased the warehouse facility, Imbali Metals Bvba, our European subsidiary, and Empire Extrusions LLC which we expect to commence regular operation during the third quarter of this year. All significant intercompany transactions and accounts have been eliminated on consolidation.

          Reclassification

          Certain items reported as cost of goods sold in the six month period ended June 30, 2005 were reclassified to selling, general, and administrative expense. The effect of this reclassification reduced cost of goods sold approximately $800,000 and increased selling general and administrative expenses by a corresponding amount.

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

3. Concentrations

          One major customer accounted for approximately 14% of our consolidated net sales for the six month period ended June 30, 2006 and 15% for the same period ended June 30, 2005.

          We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 56% of total purchases during the six month period ended June 30, 2006 and three other suppliers accounted for 27% of total purchases during that period. The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4. Stock Options

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. No such difference existed for the six months ended June 30, 2006. As of January 1, 2006 we did not have any unvested employee stock options, the Company did not grant any stock options or any other stock-based awards during the six months ended June 30, 2006, and therefore the adoption of this pronouncement did not have any effect on our consolidated results of operations for the six months ended June 30, 2006.

          During the six months ended June 30, 2006, 42,000 options were exercised with a weighted average exercise price of $1.62 and an intrinsic value of $1,188,000.00

          At June 30, 2006, the Company had 315,000 options outstanding and exercisable under its stock option plan with an aggregate weighted average exercise price of $1.65 and a contractual remaining life of 2.82 years. The aggregate intrinsic value of the options outstanding at June 30, 2006 was $3,645,000. Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. Since the adoption of FAS No. 123R, cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

5. Inventories

          Inventories, which consist of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory is generally purchased for specific customer orders. The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

6. Notes Payable—Banks

          On June 13, 2006 we entered into an amended and restated credit agreement with five commercial banks. JPMorgan Chase Bank, N.A. acted as the agent for the lenders and they were joined by Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp. in the credit agreement.

          The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of June 30, 2006 and December 31, 2005, the

credit utilized amounted to, respectively, $105.171 and $87.677 million (including approximately $11.421 and $3.177 million of outstanding letters of credit).

          Amounts borrowed by the Company bear interest of Eurodollar, money market, or base rates, at the Company’s option, plus an applicable margin. The applicable margin is determined by our leverage ratios. Borrowings under the credit agreement are collateralized by security interests in substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

          In connection with the revolving line of credit, we have entered into interest rate swaps with a total notional amount of $50 million terminating in 2010. The swap has been designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. The Company will pay a fixed rate of 4.99% plus a spread to the bank and in return the bank will pay us a floating LIBOR rate plus a spread. This floating rate will reset monthly.

          In December 2004, we entered into a mortgage and an interest rate swap in connection with the purchase of a warehouse. The mortgage, which had an outstanding balance of $2.3 million at June 30, 2006 and $2.4 million at December 31, 2005, respectively requires monthly payments of approximately $21,000 including interest at LIBOR + 1.75% and matures in December 2014. At the same time, we entered into an interest rate swap with a bank which has been designated as a cash flow hedge. Effective 2004 through December 29, 2014 the Company will pay a monthly fixed interest rate of 6.37% to the bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay to the Company a floating rate, namely, LIBOR, to reset monthly plus 1.75% on the same notional principal amount.

7. Earnings Per Share

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Weighted average shares outstanding-basic	9,761	9,618	9,764	9,609

Dilutive effect of stock options	300	285	311	267

Weighted average shares outstanding-diluted	10,061	9,903	10,075	9,876

Basic Earnings per Share	$.27	$.26	$.52	$.49

Diluted Earnings per Share	$.27	$.25	$.51	$.48

          Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

          On June 26, 2006, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on July 10, 2006. The dividend totaling $489,000 is reflected in dividends payable and was paid on July 24, 2006, bringing the total dividends declared year to date to $977,000.

9. Commitments and Contingencies

          Empire has contingent liabilities in the form of letters of credit to certain of its suppliers, which at June 30, 2006 amounted to approximately $11.421 million.

10. Derivative Financial Instruments and Risk Management

          Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, issued by the Financial Accounting Standards Board. requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. At June 30, 2006, approximately $177,000 was deposited with various brokers for margin. Such deposits are classified as restricted cash on the accompanying balance sheet.

          At June 30, 2006 and December 31, 2005, net unrealized gain on the Company’s open foreign exchange forward contracts amounted to approximately $195,000 and $192,000 respectively. Net unrealized gains (losses) on aluminum futures contracts at June 30, 2006 and December 31, 2005 amounted to approximately $250,000 and ($7,874,000), respectively. These amounts, which represent the fair value of the open derivative contracts, together with realized losses on closed futures contracts designated as fair value hedges of inventory held or open commitments, at the balance sheet date, were offset by like amounts for the changes in the fair value of the inventories and commitments which were hedged. Such amounts are reflected in the accompanying June 30, 2006 balance sheet in inventory ($9,716,000) and derivative asset $250,000. At December 31, 2005 such amounts are reflected in inventory ($11,744,000) and derivative liabilities ($7,874,000).

          For the six months ended June 30, 2006 and 2005, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

11. Recent Accounting Pronouncements

          On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109,

“Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We are studying how FIN 48 might impact our financial statements, however, at this point, we do not anticipate that the implementation of FIN 48 will have a material impact on our financial position, results of operations and cash flows.

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

          We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 56% of our products in the first six months of 2006. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

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

Application of Critical Accounting Policies

          Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2005 Annual Report on Form 10-K. We have not adopted any significant new accounting policies during the six month period ended June 30, 2006.

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

Results of Operations for the Six months ended June 30, 2006 (in thousands)

          During the first six months of 2006, net sales increased by $40,447 to $209,907, or a 24% increase, from $169,460 in the first six months of 2005. Unit volume increased approximately 13%, with the balance of the increase due to upward trend in aluminum pricing. Gross profit increased by $3,028 to $16,490 for the period, or a 22% increase, from $13,462 in the first six months of 2005. The dollar increase in gross profit was due primarily to the increased sales volume. As a result of our hedging policy on aluminum sales and purchases, gross profit margins are fairly consistent.

          We experienced an increase of approximately 21% in selling, general and administrative costs from that of the first six months of 2005. These costs were attributable primarily to increased payroll costs, and legal expenses. Certain items reported as cost of sales in the quarter ended March 31, 2005 have been reclassified to selling, general, and administrative expense for the six months ended June 30,

2005. The effect of this reclassification reduced cost of sales for the six months ended June 30, 2005 by approximately $800,000 and increased selling general and administrative expenses by a corresponding amount.

          Interest expense grew during the first six months of the year by $1,516 to $2,952 from $1,436 during the first six months of 2005. This 106% increase in interest expense resulted from a continued upward trend in interest rates as well as an increase of $9,250 in borrowings from December 2005 as compared to June 2006. We have entered into interest rate swaps with a total notional amount of $50 million terminating in 2010 which has been designated as a cash flow hedge. The Company will pay a fixed rate of 4.99% plus a spread to the bank and in return the bank will pay us a floating LIBOR rate plus a spread. This floating rate will reset monthly.

          Net income increased 7% from $4,746 to $5,093. Net income grew at a lower rate than our sales as a result of the more substantial rise in our interest expense.

Results of Operations for the Three months ended June 30, 2006 (in thousands)

          Net sales increased $20,892 or 23% during the second quarter of 2006 from $89,446 in 2005 to $110,338 in 2006. Shipment volumes to our customers increased approximately 4% over the same period in 2005; increased pricing in aluminum accounted for the remainder of the sales growth. Gross profit increased in the current three month period by $1,775 to $8,563 from $6,788 as compared to the same period in 2005. The dollar increase in gross profit is primarily due to the increased sales.

          Selling, general and administrative costs for the second quarter of 2006 as compared to the same period in 2005 increased by $871. These costs are primarily attributable to increased sales commissions, payroll costs, legal expenses.

          Interest expense increased during the three month period by $658 from $872 to $1,530. This 75% increase in interest expense is due to both the growth in loans outstanding during the period to support revenue growth and the continuing upward trend in interest rates.

          Net income increased by $151 from $2,522 to $2,673 for the three months ended June 30, 2006, an increase of 6%.

Liquidity and Capital Resources (in thousands, except per share data)

          Our cash flow used in operations during the first six months of 2006 was $5,224 as compared to cash used in operations of $32,490 in the first six months of 2005. Net cash used in operations was primarily the result of an increase in accounts receivable of $8,750, and a decrease in trade accounts payable, and accrued expenses of $10,692 offset by the decrease in restricted cash and reduction in inventory. During the first six months of 2005, net cash used in operations consisted primarily of increased accounts receivable and increased inventory. During the first six months of 2006 restricted cash decreased by $4,873 from $5,050 in December 2005 to $177 in June 2006. This represents reductions in margin deposits at our LME brokers that are related to our unrealized losses on derivative contracts.

          Cash flows from financing activities during the first six months of 2006 amounted to $6,329 made up primarily of increased borrowings under our line of credit less dividends paid during the period.

          We currently operate under a $150 million revolving line of credit, including a commitment to issue letters of credit, with five commercial banks. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. The applicable margin is determined by our leverage ratios. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. This facility will expire on June 30, 2011.

          The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of June 30, 2006 and December 31, 2005, the credit utilized amounted to respectively $105.171 and $87.677 million (including approximately $11.421 and $3.177 million of outstanding letters of credit).

          On June 26, 2006, we announced that our Board of Directors had declared a cash dividend of $.05 per share. This dividend was $489 in the aggregate and was paid on July 24, 2006 to stockholders of record at the close of business on July 10, 2006. The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

          Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility. We may require additional debt financing in connection with the future expansion of our operations.

Commitments and Contingencies

          We had contingent liabilities in the form of letters of credit totaling $11.421 million to certain of our suppliers and as of June 30, 2006, the credit utilized under our credit facility amounted to $105.171 million. Except as noted, there have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

          We hedge metal pricing and foreign currency as we deem appropriate for a portion of our purchase and sales contracts. There is a risk of a counterparty default in fulfilling the hedge contract. Should there be a counterparty default, we could be exposed to losses on the original hedged contract.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We use financial instruments designated as fair value hedges to manage our exposure to commodity price risk and foreign currency exchange risk inherent in our operations. It is our policy to hedge such risks, to the extent practicable. We enter into high-grade aluminum futures contracts to limit our gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell aluminum denominated in international currencies. We record “mark-to-market” adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflect the net gains and losses currently in earnings.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) We held our annual meeting of stockholders on June 26, 2006.

(b) Our current directors, being William Spier, Nathan Kahn, Sandra Kahn, Harvey Wrubel, Jack Bendheim, Peter J. Howard, Nathan Mazurek, L. Rick Milner and Morris J. Smith, were re-elected as directors at the annual meeting.

(c) At the annual meeting, three matters were voted upon by shareholders. The results were as follows:

          Proposal 1 -- Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. There were no broker non-votes in the election of directors.

	FOR	WITHHELD

WILLIAM SPIER	8,760,974	355,208
NATHAN KAHN	8,756,171	360,011
SANDRA KAHN	8,755,168	361,014
HARVEY WRUBEL	8,757,191	358,991
JACK BENDHEIM	9,098,950	17,232
PETER G. HOWARD	8,757,845	358,337
NATHAN MAZUREK	9,098,973	17,209
MORRIS J. SMITH	9,093,900	22,282
L. RICK MILNER	9,097,430	18,752

Proposal 2 – Ratification of Eisner, LLP as independent accountants for the current fiscal year. The shareholders voted to ratify the selection of Eisner, LLP as the our independent public accounting firm for the current fiscal year.

For:	9,061,692
Against:	42,256
Abstain:	12,234

Proposal 3 – Approval of the Empire Resources, Inc. 2006 Stock Option Plan

For:	6,047,162
Against:	443,393
Abstain	20,208
Broker Non Vote	2,605,419

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

EMPIRE RESOURCES, INC.

Dated: August 14, 2006	By:	/s/ Sandra Kahn

Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)