Form 10-Q
period 2006-09-30
EMPIRE RESOURCES INC /NEW/
filed 2006-11-13
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Larger Accelerated Filer ☐                                  Accelerated Filer ☐                                    Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

Common Stock, par value $0.01 per share	9,785,184
(Class)	(Outstanding on November 13, 2006)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Introduction

          We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. Our results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	September 30,	December 31,

	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash	$1,411	$1,560
Restricted cash	235	5,050
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	57,799	51,486
Inventories	84,320	90,381
Other current assets	2,375	1,493

Total current assets	146,140	149,970

Property and equipment, net	7,622	6,763
Other Assets	436	—
Marketable Securities	123	—

	$154,322	$156,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable - banks	$91,250	$84,500
Current maturities of long-term debt	115	110
Trade accounts payable	25,134	30,513
Accrued expenses and derivative liabilities	4,486	13,044
Dividends Payable	489	2,046

Total current liabilities	121,474	130,213

Long-term debt, net of current maturities	2,201	2,287

Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2006 and December 31, 2005	$117	$117
Additional paid-in capital	11,332	10,690
Retained earnings	21,279	15,687
Accumulated other comprehensive income	210	92
Treasury stock (1,964,467 and 2,006,467 shares, respectively)	(2,292)	(2,353)

Total stockholders’ equity	30,646	24,233

	$154,321	$156,733

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$106,261	$90,777	$316,168	$260,237
Cost of goods sold	98,839	83,494	292,256	239,492

Gross profit	7,422	7,283	23,912	20,745
Selling, general and administrative expenses	2,717	2,247	8,102	6,692

Operating income	4,705	5,036	15,810	14,053
Interest expense	1,557	1,202	4,509	2,638

Income before income taxes	3,148	3,834	11,301	11,415
Income taxes	1,180	1,446	4,240	4,281

Net income	$1,968	$2,388	$7,061	$7,134

Weighted average shares outstanding:
Basic	9,785	9,743	9,771	9,654

Diluted	10,058	10,045	10,069	9,932

Earnings per share:
Basic	$0.20	$0.25	$0.72	$0.74

Diluted	$0.20	$0.24	$0.70	$0.72

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$7,061	$7,134
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	195	62
Dividend Income	(6)	—
Other	(59)	—
Changes in:
Restricted Cash	4,815	—
Trade accounts receivable	(6,313)	(21,344)
Inventories	6,061	(27,537)
Other current assets	(882)	(1,500)
Trade accounts payable	(5,379)	9,067
Accrued expenses and derivative liabilities	(8,358)	(1,527)

Net cash (used in) operating activities	(2,865)	(35,645)

Cash flows used in investing activities:
Additions to fixed assets	(1,054)	(1,838)
Investment in marketable securities	(140)	—

Net cash (used in) investing activities	(1,194)	(1,838)

Cash flows from financing activities:
Net proceeds from notes payable – banks	6,750	39,623
Principle payment of long term debt	(81)	—
Deferred financing costs	(436)	—
Proceeds from options exercised	68	67
Excess tax benefit from options exercised	635	—
Dividends paid	(3,026)	(1,832)

Net cash provided by financing activities	3,910	37,858

Net (decrease) increase in cash	(149)	375
Cash at beginning of period	1,560	287

Cash at end of period	$1,411	$662

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,732	$2,538
Income taxes	$4,091	$4,799

Non Cash Financing Activities:
Dividend declared but not yet paid	$489	$487

See Notes to Condensed Consolidated Financial Statements

Empire Resources, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company

          Empire Resources, Inc. is engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as independent sales agents who are located in North America and receive commissions on sales. We purchase products from suppliers located throughout the world. The majority of our business typically does not involve purchase of inventory for stock. Instead, we place orders with our suppliers based upon orders that we receive from our customers.

          The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC (the company which owns our warehouse facility in Baltimore), Imbali Metals Bvba (our European subsidiary), and Empire Extrusions LLC (our extrusion business), which commenced regular operation during the third quarter of this year. All significant inter-company transactions and accounts have been eliminated on consolidation.

2. Use of Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The principal estimate made relates to the allowance for doubtful accounts. Actual results could differ from these estimates.

3. Concentrations

          One major customer accounted for approximately 16% of our consolidated net sales for the nine month period ended September 30, 2006 and 14% for the same period ended September 30, 2005.

          We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 54% of total purchases during the nine month period ended September 30, 2006 and three other suppliers accounted for 27% of total purchases during that period. The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4. Stock Options

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation,” which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. No such difference existed for the nine months ended September 30, 2006. As of January 1, 2006, we did not have any unvested employee stock options.

          We did not grant any stock options or any other stock-based awards during the nine months ended September 30, 2006, and therefore the adoption of this pronouncement did not have any effect on our consolidated results of operations for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, 42,000 options were exercised with a weighted average exercise price of $1.62 and an intrinsic value of $1,693,804.

          At September 30, 2006, we had 315,000 options outstanding and exercisable under our 1996 stock option plan with an aggregate weighted average exercise price of $1.65 and a contractual remaining life of 2.82 years. The aggregate intrinsic value of the options outstanding at September 30, 2006 was $2,252,250. Prior to the adoption of FAS No. 123R, we presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. Since the adoption of FAS No. 123R, cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the nine months ended September 30, 2006, we recognized $635,000 in excess tax benefits.

5. Inventories

          Inventories, which consist primarily of purchased semi-finished aluminum products, are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory is mostly purchased for specific customer orders. The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

6. Notes Payable—Banks

          On June 13, 2006 we entered into an amended and restated credit agreement with five commercial banks. JPMorgan Chase Bank, N.A. acted as the agent for the lenders and they were joined by Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp. in the credit agreement.

          The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of September 30, 2006 and December 31, 2005, the credit utilized amounted to, respectively, $109,720,000 and $87,677,000 (including approximately $18,470,000 and $3,177,000 of outstanding letters of credit).

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

          In connection with the revolving line of credit, we are a party to interest rate swaps with a total notional amount of $50 million terminating in 2010. These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. We will pay a fixed rate of 4.99% plus a spread to the bank, and in return the bank will pay us floating LIBOR rate plus a spread. This floating rate will reset monthly.

          In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $2.3 million at September 30, 2006 and $2.4 million at December 31, 2005, requires monthly payments of approximately $21,000, including interest at LIBOR + 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

7. Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Weighted average shares outstanding-basic	9,785	9,743	9,771	9,654

Dilutive effect of stock options	273	302	298	278

Weighted average shares outstanding-diluted	10,058	10,045	10,069	9,932

Basic Earnings per Share	$.20	$.25	$.72	$.74

Diluted Earnings per Share	$.20	$.24	$.70	$.72

          Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

          On September 14, 2006, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on September 29, 2006. The dividend totaling $489,000 is reflected in dividends payable and was paid on October 13, 2006, bringing the total dividends declared year to date to $1,466,000.

9. Commitments and Contingencies

          We have outstanding letters of credit to certain of its suppliers, which at September 30, 2006 amounted to approximately $18,470,000.

10. Derivative Financial Instruments and Risk Management

          Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. At September 30, 2006 and December 31, 2005, approximately $235,000 and $5,050,000, respectively, was deposited with various brokers for margin in connection with derivative contracts. Such deposits are classified as restricted cash on the accompanying balance sheet.

          At September 30, 2006 and December 31, 2005, net unrealized (losses) and gains on the Company’s open foreign exchange forward contracts amounted to approximately ($28,000) and $192,000 respectively. Net unrealized gains (losses) on aluminum futures contracts at September 30, 2006 and December 31, 2005 amounted to approximately $1,668,000 and ($7,874,000), respectively. These amounts, which represent the fair value of the open derivative contracts, together with realized losses on closed futures contracts designated as fair value hedges of inventory held or open commitments at the balance sheet date, were offset through earnings by like amounts for the changes in the fair value of the inventories and commitments which were hedged. Such amounts are reflected in the accompanying September 30, 2006 balance sheet in inventory ($7,689,000) and derivative asset $1,668,000. At December 31, 2005, such amounts are reflected in inventory ($11,744,000) and derivative liabilities ($7,874,000).

          For the nine months ended September 30, 2006 and 2005, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

11. Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net Income	$1,968	$2,388	$7,061	$7,134

Currency Translation (Loss)	(1)	(1)	(59)	(15)

Change in fair value of marketable securities	(12)	0	(23)	0

Change in interest rate swap, net of tax	(369)	40	200	0

Comprehensive Income	$1,586	$2,427	$7,179	$7,119

12. Recent Accounting Pronouncements

                    On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We are studying how FIN 48 might impact our financial statements. At this point, however, we do not anticipate that the implementation of FIN 48 will have a material impact on our financial position, results of operations and cash flows.

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

          We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 54% of our products in the first nine months of 2006. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

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

          Our long-term growth will depend upon understanding our customers’ particular requirements and delivering a high-level of service and quality products that meet those requirements consistently. Our growth will also depend upon our ability to continue building our market knowledge and in particular our understanding of the production capabilities of our suppliers. We will also need to maintain, strengthen and expand our supplier relationships. Finally, we will need to succeed in identifying and executing on opportunities to provide our customers additional value added offerings. We believe that an example of this latter strategy is the recent addition of our production capability for aluminum extrusions located in our warehouse/distribution facility in Baltimore, Maryland, which has begun operation during the third quarter of this year.

Application of Critical Accounting Policies

          Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2005 Annual Report on Form 10-K. We have not adopted any significant new accounting policies during the nine month period ended September 30, 2006.

          We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and we make adjustments in the allowance as we believe to be necessary. We maintain a credit insurance policy on the majority of our customers. This policy has a co-insurance provision and specific limits on each customer’s receivables. The co-pay may be increased in selected instances, and we sometimes elect to exceed these specific credit limits. Changes in economic conditions could have an impact on our collection of existing receivable balances or future allowance considerations.

Results of Operations for the Nine Months Ended September 30, 2006 (in thousands)

          During the first nine months of 2006, net sales increased by $55,931 to $316,168, or a 21% increase, from $260,237 in the first nine months of 2005. Unit volume increased approximately 13%, with the balance of the increase due to upward trend in aluminum pricing. Gross profit increased by $3,167 to $23,912 for the period, or a 15% increase, from $20,745 in the first nine months of 2005. The dollar increase in gross profit was due to the increased sales volume, as the gross profit margin declined approximately 0.4% over the ninth month period.

          We experienced an increase of approximately 21% in selling, general and administrative costs from that of the first nine months of 2005. These costs are primarily attributable to incremental costs of operating our subsidiaries, payroll costs, and legal expenses.

          Interest expense grew during the first nine months of the year by $1,871 to $4,509 from $2,638 during the first nine months of 2005. This 71% increase in interest expense resulted from a continued upward trend in interest rates as well as an increase of $11,250 in borrowings from September 2005 as compared to September 2006. We have entered into interest rate swaps with a total notional amount of $50 million, terminating in 2010. These swaps have been designated as a cash flow hedge. The Company will pay a fixed rate of 4.99% plus a spread to the bank and in return the bank will pay us a floating LIBOR rate plus a spread. This floating rate will reset monthly.

          During the first nine months of 2006, net income decreased from $7,134 to $7,061 or a 1% decrease as compared to the first nine months of 2005. The substantial rise in our interest expense offset the 12.5% increase in operating income.

Results of Operations for the Three Months Ended September 30, 2006 (in thousands)

          Net sales increased $15,484 or 17% during the third quarter of 2006, from $90,777 in 2005 to $106,261 in 2006. Shipment volumes to our customers increased approximately 3% over the same period in 2005; increased pricing in aluminum accounted for the remainder of the sales growth. Gross profit increased in the current three month period by $139 to $7,422 from $7,283 as compared to the same period in 2005. Our gross profit margin was reduced as result of pricing compression, changes in product mix, and increased logistics costs.

          Selling, general and administrative costs for the third quarter of 2006 as compared to the same period in 2005 increased by $470. These costs are primarily attributable to incremental costs of operating our subsidiaries, payroll costs, and legal expenses.

          Interest expense increased during the three month period by $355 from $1,202 in September 2005 to $1,557 in September 2006. This 30% increase in interest expense is due to both the growth in loans and the continued upward trend in interest rates.

          Net income decreased by $420 from $2,388 to $1,968 for the three months ended September 30, 2006, a decrease of 18%.

Liquidity and Capital Resources (in thousands, except per share data)

          Our cash flow used in operations during the first nine months of 2006 was $2,865 as compared to cash used in operations of $35,645 in the first nine months of 2005. Net cash used in operations was primarily the result of decreases in trade accounts payable of $5,379, accrued expenses and derivative liabilities of $8,358 and an increase in accounts receivable of $6,313. This was partially offset by decreases in restricted cash and inventories. During the first nine months of 2005, net cash used in operations consisted primarily of increased accounts receivable and increased inventory. During the first nine months of 2006 restricted cash decreased by $4,815 from $5,050 in December 2005 to $235 in September 2006. This represents reductions in margin deposits at our LME brokers that are related to our unrealized losses on derivative contracts.

          Cash flows from financing activities during the first nine months of 2006 amounted to $3,910 made up primarily of increased borrowings under our line of credit, excess tax benefit from options exercised, less dividends paid during the period.

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

          The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of September 30, 2006 and December 31, 2005, the credit utilized amounted to, respectively, $109,720 and $87,677 (including approximately $18,470 and $3,177 of outstanding letters of credit).

          On September 14, 2006, we announced that our Board of Directors had declared a cash dividend of $.05 per share. This dividend was $489 in the aggregate and was paid on October 13, 2006 to stockholders of record at the close of business on September 29, 2006. The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

          Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility. We may require additional debt financing in connection with the future expansion of our operations.

Commitments and Contingencies

          We had outstanding letters of credit totaling $18,470,000 to certain of our suppliers and as of September 30, 2006, the credit utilized under our credit facility amounted to $109,720,000. Except as noted, there have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

EMPIRE RESOURCES, INC.

Dated: November 13, 2006	By:	/s/ Sandra Kahn

Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)