Form 10-Q/A
period 2006-09-30
EMPIRE RESOURCES INC /NEW/
filed 2006-11-15
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to make the following corrections to PART I (FINANCIAL INFORMATION) of our Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission ("SEC") on November 13, 2006 (the "Form 10-Q"):

1.  We are correcting a typographical error under the heading classification "Assets" in our Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited) by changing  total assets from “154,322” to “154,321”:

2.  We are correcting a typographical error in Note 9 (Commitments and Contingencies) under "Notes to Condensed Consolidated Financial Statements (Unaudited)" by changing the word "its" to the word "our" in the sole sentence of that Note.

3.  We are correcting Note 11 (Comprehensive Income) under "Notes to Condensed Consolidated Financial Statements (Unaudited)" by changing the following amounts:

(a) "Currency Translation Gain/(Loss)" from "(1)" to "(41)" for the three months ended September 30, 2005, and from "(59)" to "41" and "(15)" to "(23)" for the nine months ended September 30, 2006 and 2005, respectively;

(b) "Change in interest rate swap, net of tax" from “(369)” to (368)” for the three months ended September 30, 2006 and from "200" to "100" and from "0" to "8" for the nine months ended September 30, 2006 and 2005, respectively; and

(c) "Comprehensive Income" from “1,586” to “1,587” and "2,427" to "2,387" for the three months ended September 30, 2006 and 2005 respectively.

To comply with certain technical requirements of the SEC's rules in connection with the filing of this amendment on Form 10-Q/A and for convenience, we are setting forth in this amendment a restatement of the Form 10-Q, as amended hereby, and adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers.  Except for the matters described in this Explanatory Note, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-Q originally filed on November 13, 2006.  Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-Q.

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

Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	September 30,	December 31,

	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash	$1,411	$1,560
Restricted cash	235	5,050
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	57,799	51,486
Inventories	84,320	90,381
Other current assets	2,375	1,493

Total current assets	146,140	149,970

Property and equipment, net	7,622	6,763
Other Assets	436	—
Marketable Securities	123	—

	$154,321	$156,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable - banks	$91,250	$84,500
Current maturities of long-term debt	115	110
Trade accounts payable	25,134	30,513
Accrued expenses and derivative liabilities	4,486	13,044
Dividends Payable	489	2,046

Total current liabilities	121,474	130,213

Long-term debt, net of current maturities	2,201	2,287

Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2006 and December 31, 2005	$117	$117
Additional paid-in capital	11,332	10,690
Retained earnings	21,279	15,687
Accumulated other comprehensive income	210	92
Treasury stock (1,964,467 and 2,006,467 shares, respectively)	(2,292)	(2,353)

Total stockholders’ equity	30,646	24,233

	$154,321	$156,733

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$106,261	$90,777	$316,168	$260,237
Cost of goods sold	98,839	83,494	292,256	239,492

Gross profit	7,422	7,283	23,912	20,745
Selling, general and administrative expenses	2,717	2,247	8,102	6,692

Operating income	4,705	5,036	15,810	14,053
Interest expense	1,557	1,202	4,509	2,638

Income before income taxes	3,148	3,834	11,301	11,415
Income taxes	1,180	1,446	4,240	4,281

Net income	$1,968	$2,388	$7,061	$7,134

Weighted average shares outstanding:
Basic	9,785	9,743	9,771	9,654

Diluted	10,058	10,045	10,069	9,932

Earnings per share:
Basic	$0.20	$0.25	$0.72	$0.74

Diluted	$0.20	$0.24	$0.70	$0.72

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

9. Commitments and Contingencies

          We have outstanding letters of credit to certain of our suppliers, which at September 30, 2006 amounted to approximately $18,470,000.

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

11. Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net Income	$1,968	$2,388	$7,061	$7,134

Currency Translation (Loss)	(1)	(41)	41	(23)

Change in fair value of marketable securities	(12)	0	(23)	0

Change in interest rate swap, net of tax	(368)	40	100	8

Comprehensive Income	$1,587	$2,387	$7,179	$7,119

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

EMPIRE RESOURCES, INC.

Dated: November 15, 2006	By:	/s/ Sandra Kahn

Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)