Form 10-K/A
period 2005-12-31
EMPIRE RESOURCES INC /NEW/
filed 2006-12-04
CIK 1019272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(MARK ONE)
|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2005

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12 (b) of the Act:


       Title of each
           class                      Name of each exchange on which registered
     -----------------               -------------------------------------------
COMMON STOCK, PAR VALUE                      AMERICAN STOCK EXCHANGE
$0.01 PER SHARE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |_| No |X|

          The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2005 was $38.3 million, based upon the closing price of the registrant's common stock on the American Stock Exchange as of such date. This calculation excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant's outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

          The number of shares of common stock outstanding as of November 28, 2006, was 9,785,184 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

                             EMPIRE RESOURCES, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                      INDEX

EXPLANATORY NOTE
PART IV
         Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EX - 23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EX - 31.1 SECTION 302 CERTIFICATION OF THE CEO
EX - 31.2  SECTION 302 CERTIFICATION OF THE CFO
EX - 32.1  SECTION 906 CERTIFICATIONS OF THE CEO AND THE CFO

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


         This Amendment No. 1 to the Annual Report on Form 10-K of Empire Resources, Inc. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 30, 2006 (the "Original Filing"). The Company is filing this Amendment No. 1 solely for the purpose of amending the Original Filing by adding thereto Exhibit 23.1 (the consent of Eisner LLP, dated November 28, 2006).

         Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

--------------------------------------------------------------------------------

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES



(b) Exhibits

    EXHIBIT
     NUMBER                                 DESCRIPTION

       23.1      Consent of Independent Registered Accounting Firm*

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

Empire Resources, Inc.

By:    /s/ Nathan Kahn


       -----------------------------------------------------------
       Nathan Kahn
       Chief Executive Officer
       December 1, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nathan Kahn
-------------------------------------------------------------------------
Nathan Kahn, Chief Executive Officer and Director
(Principal Executive Officer)
December 1, 2006

/s/ Sandra Kahn
-------------------------------------------------------------------------
Sandra Kahn, Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
December 1, 2006