Form 10-Q/A
period 2006-06-30
EMPIRE RESOURCES INC /NEW/
filed 2007-03-29
CIK 1019272

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes No

Common Stock, par value $0.01 per share	9,785,184
(Class)	(Outstanding on August 11, 2006)

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A solely to amend and restate in its entirety Item 2 of Part II of our Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission ("SEC") on August 14, 2006 (the "Form 10-Q").

To comply with certain technical requirements of the SEC's rules in connection with the filing of this amendment on Form 10-Q/A we are adding, as exhibits, certain current dated certifications of our principal executive and principal financial officer. Except for the matters described in this Explanatory Note, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-Q originally filed on August 14, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-Q.

PART II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds.

We did not sell any securities during the quarter ended June 30, 2006, that were not registered under the Securities Act of 1933, except as follows: On May 4, 2006 we issued 12,000 shares of our Common Stock, par value $0.01 per share, to one of our directors, Jack Bendheim, upon his exercise of stock options at exercise prices of $1.625, $1.188, $0.98, $1.13, $1.87, and $3.64 per share. Upon such exercises, Mr. Bendheim donated the underlying shares to a charity, and we believe that the charity immediately sold them. We later determined that the effectiveness of our Registration Statement on Form S-8 had lapsed because our auditor's consent to the incorporation of its opinion in the S-8 had not been filed as an exhibit to our 2005 Annual Report on Form 10-K. Accordingly, these 12,000 shares had been sold without an effective registration statement or an exemption. We subsequently amended our 2005 Form 10-K to file our auditor's consent as an exhibit and therefore make our Registration on Form S-8 effective again.

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

EMPIRE RESOURCES, INC.

Dated: March 29, 2007	By:	/s/ Sandra Kahn
Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her
capacity as Principal Financial and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

* Filed herewith