Form 10-K
period 2006-12-31
EMPIRE RESOURCES INC /NEW/
filed 2007-04-02
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)
[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

               Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]  No [X]

               Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ]  No [X]

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

               Large accelerated filer [    ]                     Accelerated filer [    ]                     Non-accelerated filer [X]

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

               The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $72.9 million. Based upon the closing price of the registrant’s common stock on the American Stock Exchange as of such date. This calculation excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant’s outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

               The number of shares of common stock outstanding as of March 23, 2007, was 9,790,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2007 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

EMPIRE RESOURCES, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
INDEX

PART I

          When used in this report, the terms “Company,” “we,” “our,” and “us” refers to Empire Resources, Inc. and its subsidiaries, consolidated for purposes of the Company’s financial statements.

Important Information Regarding Forward Looking Statements

          Certain matters discussed under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our particular risks include those factors listed under “Risk Factors” (refer to Item 1A). We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; failure to successfully integrate manufacturing extrusions in the business of the Company; changes in the size and nature of the Company’s competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.           BUSINESS

Overview

          We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and in Europe and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 52% of our products in 2006. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

Growth Strategy

          Our strategy for growth consists of the following key elements:

          Provide Customers with a High Level of Service and Cost Effective, Quality Products. We work closely with our customers to understand their specific requirements. This enables us to provide each customer with cost-effective, quality materials matching the customer’s particular needs. We also provide various ancillary services to our customers, such as arranging for products to be stored in warehouse facilities for release to them on a just-in-time delivery basis,

  providing them with timely information about market trends and product development, and upon their request, arranging for subsequent metal processing or finishing services.

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

          Provide Additional Products & Value Added Services. In the fall of 2004, we purchased a used aluminum extrusion press. We have installed and are completing the modernization of this press in our warehouse/distribution facility in Baltimore, Maryland. We began the regular manufacturing of aluminum extrusions in the new facility during the fourth quarter of 2006. We believe that some of our current customers are potential customers for our extrusions production. We may also add capability to provide our customers with additional value-added services (such as processing, manufacturing, finishing, and or distribution services) through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

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

          Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase. We believe that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, resistance to corrosion and recyclability. According to CRU Monitor, an industry publication, apparent consumption of aluminum sheet and plate in North America during 2006 decreased approximately 0.41% as compared to 2005.

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

  handling foreign exchange transactions for sales in local currency;

  assuming responsibility for the shipment and timely delivery of the product to the customer;

  assisting customers in identifying materials and matching their particular needs;

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

          We sell our products through primarily our own marketing and sales personnel. In addition, we sell our products through independent sales agents located in North America and Europe who receive a commission on sales. Our inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

Backlog

          As of December 31, 2006, we had a backlog of orders aggregating approximately $135 million (as compared to $99 million as of December 31, 2005), which represents orders received from customers and currently in inventory. We expect to ship and invoice by June 30, 2007, substantially all of the orders backlogged as of December 31, 2006.

Suppliers

          We enjoy exclusive representation arrangements with several foreign mills. One supplier, Hulett Aluminium Ltd, furnished approximately 52% of our products in 2006. See Item 7 for information about our relationship with Hulett.

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

          We continuously work with our existing suppliers and explore other sources to strengthen our position in the market. To this end, our services include:

  serving as an integrated marketing, distribution, and service channel for export volume;

  purchasing manufacturing capacity from suppliers in bulk;

  assuming responsibility for transporting the products that it purchases;

  eliminating foreign currency risks for suppliers; and

  ensuring prompt payment to suppliers for materials purchased.

Customers

          We serve more than 200 customers in diverse industries, such as transportation, automobile, housing, appliances and packaging. In 2006, our top ten customers represented approximately 39% of our total revenues, with one customer, Ryerson Tull Inc., accounting for 14% of total revenues. These customers included seven full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.

          Our customers are located throughout the United States and Canada and, to a lesser extent, Australia, New Zealand and Europe. Our U.S. customer base is not regional.

          The following table summarizes our revenues for the past three years by geographic region.

	Net Revenues (In thousands)
	2006	2005	2004
United States	$348,046	$299,875	$175,836
Pacific Rim, Canada &	77,934	58,601	36,714
Europe
Total	$425,980	$358,476	$212,550

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

Competition

          Our principal competitors are North American aluminum producers, including Alcoa Inc., who dominates the aluminum industry in North America. These companies are significantly larger, have significantly greater financial resources, and are active in significantly more areas of the aluminum products business than we are, including mining, refining, smelting and recycling. These companies also have access to foreign material imported from their own subsidiaries, which compete with us. We also compete with other importers and agents that act for or purchase from foreign aluminum producers. Our principal means of competition is customer service, and the ability to offer competitive terms and product quality, including providing value-added services to our customers and providing a range of product offerings. We believe that agents of foreign mills are generally less capable of providing the same value-added services to North American customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that we offer our customers. We also believe that by offering our customers a full range of products from independent sources we enable our customers to avoid dependency in an increasingly concentrated domestic supply chain.

Employees

          As of December 31, 2006, we had 65 employees, all of whom were full-time employees. We also had independent sales representatives located in the United States and in Europe. None of our employees are represented under a collective bargaining agreement.

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

          Our Belgian subsidiary, Imbali Metals BVBA was incorporated in 2005 and began operations in that year.

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

          The public may read and copy any materials filed by us with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room, located at 450 Fifth Street, NW,

Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

ITEM 1A.         RISK FACTORS

We are Highly Dependent on a Few Suppliers.

          We purchased approximately 52% of our products from one supplier in 2006 and approximately 69% from our three largest suppliers. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationship with us could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any of them in its obligations to us) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could have a material adverse effect on our business.

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

We Are Highly Dependent on a Few Significant Customers.

          Our sales are highly concentrated among a few customers. In 2006, 39% of our revenues were derived from sales to 10 customers. One major customer accounted for approximately 14% of our consolidated net sales for the year ended December 31, 2006. Over the last several years, there have been consolidations in the industry that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments.

Rising Interest Rates May Increase Our Borrowing Costs.

          Our borrowings are primarily short-term LIBOR or money market based loans. If interest rates rise, our cost of borrowing will increase and lower our profitability. Higher interest rates may also adversely affect some of the markets for our products, such as transportation, housing and commercial construction.

We Are Dependent on Our Executive Officers and Key Personnel.

          We are highly dependent on our executive officers and other key employees, the loss of any of one of which could have a significant adverse impact on our business. We maintain key man life insurance on certain of our executives.

Our Supply Sources Are Subject to Substantial Risks.

          We generally purchase aluminum products from foreign suppliers. Thus, our operations could be materially and adversely affected by changes in economic, political and social conditions in the countries where we currently purchase or may in the future purchase such products. Among other things, changes in laws, regulations, or the interpretation thereof, or restrictions on currency conversions and exports, could negatively affect our business. Although the trend in the markets in which we operate for our sourcing has been towards open markets and trade policies and the fostering of private economic activity, no assurance can be given that the governments will continue to pursue these policies or that such policies may not be significantly altered, especially in the event of a change in the leadership, or as a result of social or political upheaval or unforeseen circumstances affecting economic, political or social life. Additionally, should the economy in our suppliers' countries strengthen, our suppliers may divert part or a substantial part of their production to their domestic markets thus negatively effecting quantity available for shipment to us.

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

Price Volatility May Affect Profit Margins.

          Extreme price volatility may cause customers to withdraw from the market due to uncertainty, which would negatively impact our sales and/or margins.

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

Risk of Default by Our Customers.

          We rely on our customers to fulfill contractual obligations. The failure of any one or of our customers to do so may expose us to serious losses and may force us to sell material at a loss in the open market and/or absorb losses for metal hedges applied to the defaulting customer’s transaction.

Unexpected Equipment Failures or Production Difficulties May Lead To Production Curtailments or Product Failure.

          We are engaged in the production of prime aluminum extrusions at our plant located in Baltimore, Maryland. As a result of the production taking place at this location we may be exposed to new and potentially serious risks such as equipment failure, product failure (either prior to or following distribution in the market). Defects in the produced products that we manufacture may result in serious and potentially fatal accidents which may in turn result in substantial losses to us.

Raw Material Shortages.

          We may experience a substantial increase in raw material costs, or a sudden lack of supply which could negatively impact our ability to produce extrusions.

Our Production Facility Generates Hazardous Materials.

          Our plant utilizes and generates hazardous materials which may expose us to environmental related risk factors such as spills, clean-ups and poisoning. Additional risk factors may include a substantial increase in raw material costs, or a sudden lack of supply as well as competition with local plants and domestic and overseas suppliers which may enjoy lower cost bases.

Increased Tariffs Could Adversely Affect Our Financial Condition.

          During 2006, approximately 71% of our purchases of aluminum products were from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preferences (GSP). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after it expires December 31, 2008. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. To the extent these increased costs could not be passed on to our customers, our profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

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

We Compete with Global Companies that Have Captive Sources of Supply.

          Many of our competitors are significantly larger than us, and many have captive sources of supply and significantly greater access to capital and other resources. These companies may be more aggressive in pricing, which would negatively impact our sales and our margins. Additionally, if our sources of supply were interrupted, our competitors could be in a position to capture our customers.

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

Our Business Requires Continuous Working Capital Funding that we may not be able to Borrow.

          We may not always be in a position to fund our current and/or future subsidiaries in an adequate fashion. Our banking arrangements are based on working capital ratios, leverage ratios and other covenants. Should business circumstances force us into a default, or should we need to borrow in excess of what we have available under our current line of credit we may not be in a position to fund operations.

ITEM 2.           PROPERTIES

          Our corporate headquarters are located in Fort Lee, New Jersey, where we lease office space pursuant to a lease expiring in March 2015. The lease provides for a minimum annual rental payment of $274,000.

          At the end of 2004, we purchased a distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland, which also houses our extrusion press. This building was upgraded and put into service in the fourth quarter of 2005.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

          Our common stock is listed and trades on the American Stock Exchange (“AMEX”) under the symbol “ERS.”

          The table below sets forth the high and low sales per share prices for our common stock as reported by AMEX for the periods indicated and sets forth our dividend payments for the periods indicated.

	Common Stock			Common Stock
		2006			2005
Period	High	Low	Cash	High	Low	Cash
			Dividend			Dividend
1st Quarter	$32.97	$10.25	$0.05	$4.65	$3.75	$0.04
2nd Quarter	$64.20	$11.50	$0.05	$12.10	$4.23	$0.05
3rd Quarter	$18.60	$8.10	$0.05	$13.45	$7.66	$0.05
4th Quarter	$16.90	$8.20	$0.21	$10.89	$6.47	$0.21

          On March 22, 2007, the closing price of our common stock on the American Stock Exchange was $9.71 and there were 29 holders of record of our common stock and approximately 8,300 beneficial holders of our common stock.

Dividends

          During 2006, our Board of Directors declared quarterly dividends on our common stock. The Board of Directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities. The Board of Directors declared a regular cash dividend of $0.05 per share on March 17, 2006, June 26, 2006 and September 14, 2006. On December 14, 2006, the Board of Directors declared a regular cash dividend of $0.05 per share and a special dividend of $0.16 per share. The Board of Directors intends to review our dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

Share Repurchase

          In November 1999, the Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. In December 2000, the Board of Directors authorized an increase in the share repurchase program from 1.0 million shares to 1.5 million shares. On June 18, 2002, the Board of Directors authorized an additional increase in the share repurchase program of 1.0 million shares. This brought the total authorized number of shares available under the repurchase program to 2.5 million. As of December 31, 2006, we had repurchased a total of 2,267,400 shares for an aggregate cost of $2,731,049. We also had acquired 50,000 shares for a cost of $50,000 in connection with the reverse merger in September 1999.

          We did not complete any repurchases of equity securities during fiscal 2006.

Equity Compensation Plan Information

          The following table provides information as of December 31, 2006 regarding the only compensation plan, our 2006 Stock Option Plan (the “2006 Plan”), under which our common stock is authorized for issuance.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to be	Weighted Average	plans (excluding
	issued upon exercise of	exercise price of	securities reflected in
Plan category	outstanding options	outstanding options	column (a))
	(a)	(b)	(c)

Equity compensation plans	310,000	1.65	561,000
approved by security holders

Equity compensation plans not
approved by security holders	-	-	-

Total	310,000	1.65	561,000

Comparison of Five – Year Cumulative Total Returns
Performance Graph for
EMPIRE RESOURCES INC

ITEM 6.           SELECTED FINANCIAL DATA

          The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Items 7 and 8 of this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net sales	$425,980	358,476	212,550	$184,416	$158,738
Cost of goods sold	394,806	330,602	196,266	171,222	147,714

Gross profit	31,174	27,874	16,284	13,194	11,024
Selling, general and
administrative
expenses	11,017	8,623	7,457	6,419	6,032

Operating income	20,157	19,251	8,827	6,775	4,992
Interest expense	6,197	3,945	1,140	1,013	1,046

Income before
income taxes	13,960	15,306	7,687	5,762	3,946
Income taxes	5,221	5,762	2,877	2,218	1,576

Net income	$8,739	$9,544	$4,810	$3,544	$2,370

Weighted average
shares outstanding:
Basic	9,775	9,677	9,574	9,466	10,049

Diluted	10,061	9,958	9,913	9,702	10,189

Earnings per share:
Basic	$.89	$.99	$.50	$.37	$.24

Diluted	$.87	$.96	$.49	$.37	$.23

Balance Sheet Data:	As of December 31,
	2006	2005	2004	2003	2002
Total Assets	$199,885	$156,733	$93,915	$74,504	$54,469
Long Term Debt	$2,171	$2,287	$2,406	-	-
Working Capital	$24,623	$19,757	$17,459	$14,962	$12,871
Stockholders’ Equity	$30,599	$24,233	$17,948	$15,119	$12,922

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

          Our Business

          We are engaged in the purchase, sale and distribution of principally semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Australia, Europe, and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents located in North America and Europe who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 52% of our products in 2006. We do not typically purchase inventory for stock. Instead, we place orders with our suppliers based upon orders that we have received from our customers.

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

          Allowance for Doubtful Account

          As of December 31, 2006, we had $62,520,000 in trade receivables including an allowance for doubtful accounts of $191,000. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% co-insurance; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values.

Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure the same.

          Accruals for Inventory Claims

          Generally, our exposure on claims for defective material is small as we refer all claims on defects back to the mill supplying the material. If we do not believe the mill will honor a claim, we will record an allowance for inventory adjustments.

Results of Operations

          Comparison of Fiscal Years Ended December 31, 2006 and 2005 (in thousands)

          Our business in 2006 was characterized by strong revenues albeit at lower gross margins. Our business was negatively impacted by various factors including increased competition from local mills and the decline in the value of the US dollar against certain other world currencies, and this weakened our negotiating position with several of our suppliers.

          Our business has benefited from continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of our service to our suppliers and customers. This includes our ability to ship material on a just in time basis from both private and public warehouses; and our use of proprietary on-line service modules for customers to track their shipments. We have also used our customer relationships to leverage sales per employee by developing long term relationships with our customers and understanding their needs.

          During 2006, our net sales increased by $67,504 to $425,980, or 19% above net sales in 2005. The increase in net sales was largely due to increases in the prices of products and the steady availability of supply shipments from our existing supplier base. Our top ten customers represented 39% of the sales in 2006, compared to 44% in 2005.

          Our gross profit margin increased by $3,300 from $27,874 to $31,174 or a 12% increase over 2005. This was a smaller increase than our sales growth, as we experienced margin compression which was due to a number of factors, including but not limited to increased domestic competition.

          Our sales volume has been, and will continue to be, a function of our ongoing ability to secure quality aluminum products from our suppliers. While we maintain long-term supply relationships with several foreign mills, one supplier accounted for approximately 52% of our purchases for the year ended December 31, 2006, and our three largest suppliers accounted for 69% of 2006 purchases. As a result, the termination or limitation by one or more of our largest suppliers of their relationship with us could have a material adverse effect on our business and results of operations.

          Our inventory increased by $33,868 to $124,249 during 2006 as compared to inventory of $90,381 in 2005. This increase in inventory supported our increased sales and it allowed us to be increasingly sensitive to timely shipments to our customers. As a result of the increased inventory on hand, we were able to extend our customer service efforts by allowing additional time to stage material in our private or public warehouses to suit our customers’ needs.

          Our net income for the year declined by 8% from 2005. Net income for 2006 was $8,739 compared with net income for 2005 of $9,544. Our selling, general and administrative expenses increased by 28% primarily as a result of increased payroll costs in Empire Resources, Inc., as well as payroll and other costs for our subsidiaries, Empire Resources Extrusions and Imbali Metals Bvba.

          In 2006, our interest expense increased by $2,252 to $6,197, or 57% above interest expense in 2005. This is a result of rising interest rates and loan balances that have increased by 35% from 2005 to 2006 to support increased sales, and required inventory. The increasing interest rate environment could continue to adversely affect our profitability.

          Comparison of Fiscal Years Ended December 31, 2005 and 2004 (in thousands)

          Our success during 2005 was in part due to continued customer satisfaction, supplier and customer loyalty and the ability to manage the competitive economic environment through the expansion and upgrading of our service to our suppliers and customers. This includes the ability to ship material on a just in time basis from both private and public warehouses, and the use of proprietary online service modules for customers to track their shipments. This bolstered our commitment to service and customer satisfaction. We have also used our excellent customer relationships to leverage sales per employee by developing long term relationships with our customers and understanding their needs. In addition, due in part to our long-term customers, we have been able to build sales volume without a similar increase in selling, general and administrative expenses that would otherwise accompany customer turn-over. Our supply arrangements have also enabled us to benefit from the increased and steady availability of products from key suppliers. Our stable customer and supplier base has also enabled us to increase our purchases from our suppliers and to sell the majority of these quantities to our existing customer base. While this does expose us to concentration risks, it has provided the foundation of our growth and performance. Our substantial increase in sales during 2005 was due to higher aluminum pricing, and to an increase of approximately 35% in volumes shipped to our customers.

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

Liquidity and Capital Resources (in thousands)

          Our cash balance decreased by $317 in the year ended December 31, 2006. Net cash of $25,550 was used in operating activities, while $26,639 of net cash was provided by financing activities, specifically proceeds of loans from banks. Increases in accounts receivable and inventories at year end were the most significant contributor to the increased use of cash. Both of these increases support the increased shipments.

          On June 13, 2006 we entered into an amended and restated credit agreement with five commercial banks. JPMorgan Chase Bank, N.A. acted as the agent for the lenders and they were joined by Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp. in the credit agreement.

          The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of December 31, 2006 the credit utilized amounted to $135,486 (including $21,236 of outstanding letters of credit).

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

          In connection with the revolving line of credit, we are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010. These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. We will pay a fixed rate of 5.14% plus a spread to the bank, and in return the bank will pay us floating LIBOR rate plus a spread. This floating rate will reset monthly.

          In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $2.3 million at September 30, 2006 and $2.4 million at December 31, 2005, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

           Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the cash requirements relating to our existing operations. We may require additional debt or equity financing in connection with the future expansion of our operations.

          The table below provides a summary of our commitments and contractual obligations arrangements as of December 31, 2006:

Commitments and Contingencies (in thousands)

	Total	Less than 1	1-3 Years	4-5 Years	More than 5
		Year			Years
Bank Debt	$116,538	$114,367	$257	$292	$1,622
Operating Leases	$2,307	$274	$548	$558	$927
Letters of Credit	$21,236	$21,236	--	--	--
Total	$140,081	$135,877	$805	$850	$2,549

          We have contingent liabilities in the form of letters of credit to some of our suppliers.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements as of December 31, 2006.

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

          At December 31, 2006 net unrealized loss on the Company’s foreign exchange forward contracts amounted to approximately $731,000. As of December 31, 2005 net unrealized gain on the Company’s foreign exchange was $192,000.

          Net realized and unrealized losses on aluminum futures contracts at December 31, 2006 and 2005 amounted to approximately $10,145,000 and $11,744,000 respectively. These amounts, which represent the fair value of the derivative contracts, were offset by like amounts for the changes in the fair value of inventories and commitments which were hedged. In 2006, such amounts are reflected in the accompanying 2006 balance sheet in inventory ($10,145,000) and derivative liabilities ($3,311,000). In 2005 such amounts are reflected in the accompanying 2005 balance sheet in inventory ($11,744,000) and derivative liabilities ($7,874,000).

ITEM 8.           FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Empire Resources, Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B (9) to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

Eisner LLP

New York, New York
March 29, 2007

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash	$1,243	$1,560
Restricted cash	1,046	5,050
Trade accounts receivable (less allowance for doubtful accounts of
$191 and $191)	62,520	51,486
Inventories	124,249	90,381
Other current assets	2,680	1,493

Total current assets	191,738	149,970

Property and equipment, net	7,739	6,763
Deferred financing costs, net of accumulated amortization of $64	408
	$199,885	$156,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$114,250	$84,500
Current maturities of long-term debt	117	110
Trade accounts payable	32,545	30,513
Accrued expenses and derivative liabilities	18,148	13,044
Dividends payable	2,055	2,046

Total current liabilities	167,115	130,213

Long-term debt, net of current maturities	2,171	2,287

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and
11,749,651 shares issued at December 31, 2006 and 2005	117	117
Additional paid-in capital	11,604	10,690
Retained earnings	20,905	15,687
Accumulated other comprehensive income	258	92
Treasury stock (1,959,467 shares and 2,006,467 shares)	(2,285)	(2,353)

Total stockholders' equity	30,599	24,233

	$199,885	$156,733

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$425,980	$358,476	$212,550
Cost of goods sold	394,806	330,602	196,266

Gross profit	31,174	27,874	16,284
Selling, general and administrative expenses	11,017	8,623	7,457

Operating income	20,157	19,251	8,827
Interest expense	6,197	3,945	1,140

Income before income taxes	13,960	15,306	7,687
Income taxes	5,221	5,762	2,877

Net income	$8,739	$9,544	$4,810

Weighted average shares outstanding:
Basic	9,775	9,677	9,574

Diluted	10,061	9,958	9,913

Earnings per share:
Basic	$.89	$.99	$.50

Diluted	$.87	$.96	$.49

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock
					Acumulated Other
	Number of		Additional Paid-in	Retained	Comprehensive	Treasury	Total Stockholders'	Total Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Income
Balance at December 31, 2003	11,750	$117	$10,803	$6,848	$14	($2,663)	$15,119
Stock options exercised			24			106	130
Dividends ($.22 per share)				(2,111)			(2,111)
Net income for 2004				4,810			4,810	4,810
Balance at December 31, 2004	11,750	$117	$10,827	$9,547	$14	($2,557)	17,948
Stock options exercised			(137)			204	67
Net change in cumulative translation
adjustment					(22)		(22)	(22)
Increase in value of interest rate swap
derivative contract, net of deferred tax of
$63					100		100	100
Dividends ($.35 per share)				(3,404)			(3,404)
Net income for 2005				9,544			9,544	9,544
								$9,622
Balance at December 31, 2005	11,750	$117	$10,690	$15,687	$92	($2,353)	24,233
Stock options exercised			5			68	73
Tax benefit applicable to exercise of stock
options			909				909
Net change in cumulative translation
adjustment					58		58	58
Increase in value of interest rate swap
derivative contract, net of deferred tax of
$68					96		96	96
Increase in value of investment in
marketable securities net of deferred tax $7
					12		12	12
Dividends ($.36 per share)				(3,521)			(3,521)
Net income for 2006				8,739			8,739	8,739
								$8,905
Balance at December 31, 2006	11,750	$117	$11,604	$20,905	$258	($2,285)	$30,599

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (In Thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$8,739	$9,544	$4,810
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	354	104	76
Deferred income taxes	(305)	(754)	(22)
Changes in:
Restricted cash	4,004	(5,050)	0
Trade accounts receivable	(11,034)	(21,119)	(4,644)
Inventories	(33,868)	(31,412)	(16,921)
Other current assets	(798)	736	3,725
Trade accounts payable	2,032	5,102	8,516
Accrued expenses	5,326	6,248	(532)
Net cash used in operating activities	(25,550)	(36,601)	(4,992)
Cash flows used in investing activities:
Investment in marketable securities	(140)
Purchases of property and equipment	(1,266)	(3,972)	(2,815)
Net cash used in investing activities	(1,406)
Cash flows from financing activities:
Proceeds net of repayments from notes payable – banks	29,750	44,200	5,900
(Repayments) Proceeds from mortgage payable	(109)	(103)	2,500
Dividends paid	(3,512)	(2,318)	(1,913)
Deferred financing costs	(472)
Excess tax benefit from stock options exercised	909
Stock options exercised	73	67	130
Net cash provided by financing activities	26,639	41,846	6,617
Net increase (decrease) in cash	(317)	1,273	(1,190)
Cash at beginning of period	1,560	287	1,477
Cash at end of period	$1,243	$1,560	$287
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,400	$3,622	$1,066
Income taxes	$4,275	$7,031	$3,106
Non Cash Financing Activities:
Dividend Declared but not yet paid	$2,055	$2,046	$960

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE A - BUSINESS

Empire Resources, Inc (“the Company”) is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America, Australia, Europe and New Zealand. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. and Europe who receive commissions on sales. The Company purchases from several suppliers located throughout the world. See B [12]. In the third quarter of 2006, the Company commenced the manufacturing of aluminum extrusions.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company’s policy to hedge such risks, to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to purchase or sell non-ferrous metals denominated in international currencies. The Company recognizes in the balance sheet derivative contracts at fair value, as well as changes in the fair value of the related hedged firm purchase and sales commitments attributable to the hedged risk and reflects any net gains and losses currently in earnings (See Note E).

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

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

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive outstanding stock options, using the treasury stock method.

[9]	Stock - based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), utilizing the modified prospective transaction method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the Financial Accounting Standards Board (“FASB”). Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation,” which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of January 1, 2006, the Company did not have any unvested employee stock options, and in addition, did not grant any stock options or any other stock-based awards during the year ended December 31, 2006. The modified prospective transition method requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Therefore the adoption of this pronouncement did not have any effect on the Company’s consolidated net income for the year ended December 31, 2006. During 2006,

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

47,000 options were exercised with a weighted average exercise price of $1.56 and an intrinsic value of $1,483,000.

Prior to the adoption of SFAS 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. Since the adoption of SFAS 123R, cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the year ended December 31, 2006, we recognized $909,000 in excess tax benefits which were credited to additional paid-in-capital.

The following table illustrates the effect on net income and earnings per share, for the years ended December 31, 2005 and 2004 if the fair value based method had been applied to all awards.

	2005	2004

Reported net income	$9,544	$4,810
Stock-based employee compensation determined under the fair value based method (net of tax)	(0)	(18)

Pro forma net income	$9,544	$4,792

Earnings per share (basic and diluted):
As reported
Basic	$.99	$.50
Diluted	$.96	$.49

Pro-forma
Basic	$.99	$.50
Diluted	$.96	$.49

The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model which included the following assumptions stated on a weighted average basis:

2004

Dividend yield	4%
Volatility	.59
Risk free interest rate	4.24%
Expected life in years	5

The weighted average fair value of options granted during the year ended December 31, 2004 was $1.59. There were no options granted during 2005 or 2006.

[10]     Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

expects to take on a tax return. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact FAS 157 may have on its consolidated financial statements.

In February, 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on its consolidated financial statements.

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

One major customer accounted for approximately 14%, 14%, and 17% of the Company’s consolidated net sales for the years ended December 31, 2006, 2005, and 2004 respectively.

The Company’s purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 52%, 54%, and 54% of total purchases during the years ended December 31, 2006, 2005 and 2004, respectively, and the top three suppliers accounted for 69%, 79.5%, and 78.5%, respectively, of total purchases during such years. The Company’s loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

NOTE C – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of variable rate notes payable to the banks and variable rate mortgage payable approximate fair value as of December 31, 2006 and 2005 because such financial instruments reflect market changes to interest rates. Derivative financial instruments are carried at fair value. (See Note E)

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows: (in thousands)

	December 31, 2006	December 31, 2005	Estimated Useful Life
			(Years)
Cost
Land	$1,180	$1,180
Buildings and improvements	3,095	2,810	40 and 10 years
Extrusion equipment	3,356	2,626	15 years
Other equipment	974	723	3 to 5 years
	8,605	7,339

Less: Accumulated depreciation	866	576

Net Book Value	$7,739	$6,763

Building and improvements consist of a facility purchased in December 2004, which has been upgraded and occupied in the third quarter of 2005, prior to the expiration of the Company’s lease for its previous warehouse. The Company began regular manufacturing of aluminum extrusions in a portion of the facility during 2006.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, issued by the FASB requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. At December 31, 2006 and 2005 approximately $1,046 and $5,050 respectively, was deposited with various brokers for margin calls. Such deposits are classified as restricted cash on the accompanying balance sheets.

At December 31, 2006, net unrealized loss on the Company’s foreign exchange forward contracts amounted to approximately $731,000. As of December 31, 2005 net unrealized gain on the Company’s foreign exchange was $192,000. Net unrealized losses on aluminum futures contracts at December 31, 2006 and 2005 amounted to approximately $3,311,000 and $7,874,000 respectively.

These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments which were hedged. In 2006, open derivative contracts are reflected in the accompanying 2006 balance sheet in other current assets ($731,000) and derivative liabilities ($3,311,000). In 2005 such amounts are reflected in the accompanying 2005 balance sheet in other current assets ($192,000) and derivative liabilities ($7,874,000).

For the years ended December 31, 2006, 2005 and 2004, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

As discussed in Notes F and G, the Company has entered into interest rate swaps to convert a mortgage and a portion of the revolving credit facility from a variable rate to a fixed rate obligation. These swaps have been

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

designated as cash flow hedges. At December 31, 2006, the fair value of the interest rate swaps amounted to $340,000 and is included in other current assets with a corresponding credit in accumulated other comprehensive income in the accompanying balance sheet. At December 31, 2005, the fair value of the swap amounted to $163,000 and was included in other current assets with a corresponding credit in accumulated other comprehensive income in the accompanying balance sheet.

NOTE F – ACCRUED EXPENSES AND DERIVATIVE LIABILITIES

Accrued expenses and derivative liabilities consist of the following:

	December 31, 2006	December 31, 2005

Inventory accrual	$10,370,000	$693,000
Derivative liabilities	4,042,000	7,874,000

Other accrued expenses	3,736,000	$4,477,000

	$18,148,000	$13,044,000

NOTE G – MORTGAGE PAYABLE

In December 2004, the Company entered into a mortgage in connection with the purchase of a warehouse. The mortgage, which requires monthly payments of approximately $21,600 including interest, bears interest at LIBOR + 1.75% and matures in December 2014.

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

The following are the future maturities of the mortgage at December 31, 2006 (in thousands):

Year ending December 31,
2007	$ 117
2008	124
2009	133
2010	141
2011	151
Thereafter	1,622

$ 2,288

NOTE H - NOTES PAYABLE - BANKS

On June 13, 2006 the Company entered into an amended and restated credit agreement with five commercial banks. JPMorgan Chase Bank, N.A. acted as the agent for the lenders and they were joined by Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp. in the credit agreement.

The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility. The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of December 31, 2006, the credit utilized amounted to $135,486,000 (including $21,236,000 of outstanding letters of credit).

Amounts borrowed by the Company bear interest at LIBOR, Eurodollar, money market or base rates, at the Company’s option, plus an applicable margin. The applicable margin is determined by the Company’s leverage ratios. Borrowings under the credit agreement are collateralized by security interests in substantially all of our assets. The credit agreement contains financial and other covenants including, but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

In connection with the revolving line of credit, the Company entered into interest rate swaps with a total notional amount of $70 million terminating in 2010. These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. The Company will pay a weighted average fixed rate of 5.14% plus a spread to the bank, and in return the bank will pay us floating LIBOR rate plus a spread. This floating rate will reset monthly.

NOTE I - STOCK OPTIONS

The Company’s 2006 Stock Option Plan (the “2006 Plan”), as amended, which was approved by the Company’s shareholders on June 26, 2006 provides for the granting of options to purchase not more than an aggregate of 559,000 shares of common stock. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 2006 Plan. Some or all of the options may be “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended. The 2006 Plan replaces the Company’s 1996 Stock Option Plan as no options could be granted under such Plan after July 29, 2006.

The 2006 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 2006 Plan, to whom the options are granted, the number of shares of common stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted under the 2006 Plan after June 26, 2016. The Company did not grant any options during 2006 or 2005.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

The following is a summary of stock option activity under the above Plan for the years ended December 31, 2006, 2005 and 2004:

	Number	Weighted	Weighted	Aggregate
	of shares	Average	Average	Intrinsic
		Exercise	Remaining	Value
		Price	Contractual
			Term
			(Years)
Options outstanding at December 31, 2003	555,933	$1.30	4.5	$1,501,000

Options granted	18,000	$3.64

Options exercised	(71,000)	$1.82

Options outstanding at December 31, 2004	502,933	$1.64	4.9	$1,348,000

Options granted	-	-

Options exercised	(143,933)	$0.47

Options outstanding at December 31, 2005	359,000	$1.65	4	$3,316,000

Options granted	-	-
Options exercised	(47,000)	$1.56
Options canceled	(2,000)	$3.64
Options outstanding and exercisable at
December 31, 2006	310,000	$1.65	2.89	$2,879,000

Options available for grant under 2006 Plan at
December 31, 2006
	561,000

NOTE J - COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock at prices not to exceed $1.50 per share. As of December 31, 2006, the Company had repurchased a total of 2,267,400 shares under the repurchase program for an aggregate cost of $2,731,049.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE K - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2006		2005

Foreign currency translation adjustment	$50		($8)
Unrealized gain on interest-rate swap derivative contract, net of tax
$131 and $63, respectively	$196		$100
Unrealized gain on investment in marketable securities, net of tax
$7	$12	(a)	—

	$258		$92

     (a)relates to marketable securities classified as available for sale, carried at market value of $159 at December 31, 2006 and included in other current assets.

NOTE L - INCOME TAXES

Income tax expense (benefit) consists of the following (In Thousands):

	Year Ended December 31,
	2006	2005	2004

Current	$5,526	$6,516	$2,899
Deferred	$(305)	$(754)	$(22)
	$5,221	$5,762	$2,877

The U.S. statutory rate of 35% (34% for the year ended December 31, 2004) can be reconciled to the effective tax rate as follows (In Thousands):

	Year Ended December 31,
	2006	2005	2004

Provision for taxes at statutory rate	$4,859	$5,357	$2,614
State and local taxes, net of federal
tax benefit	351	386	220
Permanent differences and other	11	19	43
	$5,221	$5,762	$2,877

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are composed of the following:

	Year ended
	December 31,
	2006	2005

Deferred tax assets
Allowance for doubtful accounts	74	74
Accrued expenses	266	60
Inventories	1,033	748
	$1,373	$882
Deferred tax liabilities
Marketable Securities	(7)	-
Property and Equipment	(186)	-
Derivative contracts	(131)	(63)

	$(324)	$(63)
Net deferred tax assets
(included in other current assets)	$1,049	$819

NOTE M - EMPLOYEE RETIREMENT BENEFITS

The Company has implemented a salary reduction employee benefit plan, a qualified plan adopted to conform to Internal Revenue Code Section 401(k). Employees may contribute up to 15% of their eligible compensation and the Company will provide a matching contribution of 50% of employee contributions limited to 2% of employee compensation. The plan covers all employees who have attained age 18, and most of the eligible employees have elected to participate.

Each employee’s pre-tax contributions are immediately vested upon participation in the plan. The employees’ vesting of the Company’s matching contribution is based upon length of service as follows:

Years of service	Vested %

1	25%
2	50%
3	75%
4	100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $54,000 in 2006, $38,000 in 2005 and $32,000 in 2004.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE N – EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended December 31,
	(In thousands except per share amounts)
	2006	2005	2004
Numerator:
Net Income	$8,739	$9,544	$4,810
Denominator:
Computation of basic earnings per share:
Weighted average shares outstanding – basic	9,775	9,677	9,574
Basic earnings per share	$.89	$0.99	$0.50

Computation of diluted earnings per share:
Weighted average shares outstanding – basic	9,775	9,677	9,574
Potentially dilutive shares:
Shares issuable upon exercise of
dilutive options	286	281	339
Weighted average shares outstanding – diluted	10,061	9,958	9,913

Diluted earnings per share	$.87	$0.96	$0.49

NOTE O – BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company sells and distributes non-ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows:

	Year Ended December 31,
	(In thousands)
	2006	2005	2004
United States	$348,046	$299,875	$175,836
Pacific Rim, Canada & Europe	$77,934	$58,601	36,714

	$425,980	$358,476	$212,550

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE P – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	2006
	March	June	September	December
	31	30	30	31
	(In thousands except per share amounts)
Net sales	$99,569	$110,338	$106,261	$109,812

Gross profit	7,927	8,563	7,422	7,262
Operating income	5,302	5,803	4,705	4,347
Net income	2,420	2,673	1,968	1,678
Income per common share-
Basic and diluted
Basic	$0.25	$0.27	$0.20	$.17
Diluted	$0.24	$0.27	$0.20	$.16
Weighted average shares outstanding
Basic	9,752	9,761	9,785	9,785
Diluted	10,073	10,061	10,058	10,053

	2005
	March	June	September	December
	31	30	30	31
	(In thousands except per share amounts)
Net sales	$80,014	$89,446	$90,777	$98,239
Gross profit	6,674	6,788	7,283	7,129
Operating income	4,118	4,899	5,036	5,198
Net income	2,224	2,522	2,388	2,410
Income per common share-
Basic and diluted
Basic	$0.23	$0.26	$0.25	$0.25
Diluted	$0.23	$0.25	$0.24	$0.24
Weighted average shares outstanding
Basic	9,599	9,618	9,743	9,677
Diluted	9,848	9,903	10,045	9,958

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

NOTE Q - COMMITMENTS AND CONTINGENCIES

[1]      Lease:

The Company leases office facilities under a lease expiring in 2015. The minimum non-cancelable scheduled rentals under such lease are as follows (in thousands):

Year Ending December 31,

2007	$ 274
2008	274
2009	274
2010	274
2011	284
Thereafter	927
$2,307

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $276,000, $492,000, and $479,000, respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2006 amounted to approximately $21.2 million all of which expire prior to April 30, 2007.

[3]	Employment agreements:

The Company has an employment agreement with one of its executive officers expiring in December 2007. The agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement). Base salary under this agreement is $475,000 per annum. The amount may be increased, but not decreased, by the Board of Directors.

The Company has an employment agreement with another officer, expiring in December 2007. The minimum base salary is $312,000 and is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

[4]	Purchase commitments:

Under the terms of some of its supply contracts, the Company may be required to purchase certain minimum tonnages over the term of the contracts.

NOTE R–ALLOWANCE FOR DOUBTFUL ACCOUNTS

		In thousands
		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at End
	Beginning of	Costs	Other	from	of Period
	Period	And	Accounts	Reserves
		Expenses
2006	$191				$191
2005	$191				$191
2004	$191				$191

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of December 31, 2006 (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

          This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

          There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 11.         EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2007 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2007 Annual Meeting of Shareholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

               The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

(2) Financial Statement Schedules:

A statement regarding the computation of per share earnings is attached as Exhibit 11.1 Other schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

2.1           Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, dated as of February 22, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed March 9, 1999)

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

3.6           Amendment No. 2 to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 12, 1997).

10.1           Employment Agreement dated September 15, 1999 entered into by Registrant with Nathan Kahn (incorporated by reference from the correspondingly numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).*

10.2           Amendment No. 1 to Employment Agreement and Noncompetition Agreement entered into by Registrant with Nathan Kahn (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.3           Employment Agreement dated September 15, 1999 entered into by Registrant with Sandra Kahn (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).*

10.4           Employment Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).*

10.5           Restricted Stock Agreement dated September 15, 1999 entered into by Registrant with Harvey Wrubel (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).*

10.6           Third Modification and Extension of Lease for office space, dated as of the 17th of February, 2000, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.7           Registrant’s 1996 Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-9697).*

10.8           Form of Indemnification Agreement entered into by the Registrant with executive officers and directors (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).*

10.9           Credit Facility dated December 21, 2000 between the Registrant and The Chase Manhattan Bank, as Lead Arranger and Administrative Agent (incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

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

10.14         Amendment No. 4 to Credit Facility, dated December 13, 2004 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15         Agreement of purchase and sale of 6900 Quad Avenue dated May 31, 2004 between Dale W. Brougher, Trustee and Registrant. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16         Loan Agreement dated December 27, 2004 between 6900 Quad Avenue a subsidiary of the Registrant and JP MORGAN CHASE BANK, N.A. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17         Agreement of purchase and sale of extrusion equipment dated November 4, 2004 between Werner Co., and Registrant. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.18         Fourth Modification and Extension of Lease for office space, dated as of the 17th of November 2004, to the Lease between 400 Kelby Associates, as Landlord, and Registrant as Tenant. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19         Amendment No. 5 to Credit Facility, dated February 23, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent. (incorporated by reference from the Company’s Quarterly Report ended March 31, 2005).

10.20         Amendment No. 6 to Credit Facility, dated April 22, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent. (incorporated by reference from the Company’s Quarterly Report ended June 30, 2005).

10.21         Amendment No. 7 to Credit Facility, dated October 3, 2005 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.22         Amendment No. 8 to Credit Facility, dated February 9, 2006 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent. (incorporated by reference from the Company’s Quarterly Report ended March 31, 2006).

10.23         Amended and Restated Credit Agreement dated June 13, 2006 between the Registrant and JP Morgan Chase Bank, N.A. as Lead Arranger and Administrative Agent. (incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 8-K filed June 19, 2006).

11.1	Statement regarding computation of per share earnings.**

21.1	List of subsidiaries of the Registrant as of December 31, 2006.**

23.1	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contracts and compensatory plans or arrangements.
**	Filed Herewith

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.

By:	/s/ Nathan Kahn
Chief Executive Officer
April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Nathan Kahn
Nathan Kahn
Chief Executive Officer and Director
(Principal Executive Officer)
April 2, 2007

By:	/s/ Sandra Kahn
Sandra Kahn
Chief Financial Officer and Director
(Principal Financial and Principal
Accounting Officer)
April 2, 2007

By:	/s/ William Spier
William Spier, Director
April 2, 2007

By:	/s/ Jack Bendheim
Jack Bendheim, Director
April 2, 2007

By:	/s/ Peter G. Howard
Peter G. Howard, Director
April 2, 2007

By:	/s/ Nathan Mazurek
Nathan Mazurek, Director
April 2, 2007

By:	/s/ L. Rick Milner
L. Rick Milner, Director
April 2, 2007

By:	/s/ Morris J. Smith
Morris J. Smith, Director
April 2, 2007

By:	/s/ Harvey Wrubel
Harvey Wrubel, Director
April 2, 2007