Form 10-Q
period 2007-03-31
EMPIRE RESOURCES INC /NEW/
filed 2007-05-15
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Larger Accelerated Filer [  ]           Accelerated Filer [  ]           Non-Accelerated Filer [X]

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [  ]           No [X]

Common Stock, par value $0.01 per share	9,790,184
(Class)	(Outstanding on May 10, 2007)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

Introduction

          We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. Our results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$1,206	$1,243
Restricted cash	769	1,046
Trade accounts receivable (less allowance for doubtful accounts of
$191 and $191)	86,618	62,520
Inventories	110,069	124,249
Other current assets	3,132	2,680

Total current assets	201,794	191,738

Property and equipment, net	7,752	7,739
Deferred financing costs, net of accumulated amortization	372	408
	$209,918	$199,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$123,700	$114,250
Current maturities of long-term debt	119	117
Trade accounts payable	37,195	32,545
Accrued expenses and derivative liabilities	14,356	18,148
Dividends payable	490	2,055

Total current liabilities	175,860	167,115

Long-term debt, net of current maturities	2,140	2,171

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and
11,749,651 shares issued at March 31, 2007 and December 31, 2006	117	117
Additional paid-in capital	11,604	11,604
Retained earnings	22,826	20,905
Accumulated other comprehensive (loss) income	(344)	258
Treasury stock (1,959,467 shares)	(2,285)	(2,285)

Total stockholders' equity	31,918	30,599

	$209,918	$199,885

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended March 31,
	2007	2006
Net sales	$139,841	$99,569
Cost of goods sold	131,423	91,642

Gross profit	8,418	7,927
Selling, general and administrative expenses	2,516	2,625

Operating income	5,902	5,302
Interest expense	2,026	1,422

Income before income taxes	3,876	3,880
Income taxes	1,465	1,460

Net income	$2,411	$2,420

Weighted average shares outstanding:
Basic	9,790	9,752

Diluted	10,052	10,073

Earnings per share:
Basic	$0.25	$0.25

Diluted	$0.24	$0.24

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,411	$2,420
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	128	49
Deferred income taxes	36
Changes in:
Restricted cash	277	5,050
Trade accounts receivable	(24,098)	(1,387)
Inventories	14,180	595
Other current assets	(94)	1,006
Trade accounts payable	4,650	103
Accrued expenses	(4,772)	(5,785)
Net cash (used in) provided by operating activities	(7,282)	2,051
Cash flows used in investing activities:
Investment in marketable securities	(16)	(140)
Purchases of property and equipment	(105)	(347)
Net cash used in investing activities	(121)	(487)
Cash flows from financing activities:
Proceeds net of repayments from notes payable – banks	9,450	973
Repayments of mortgage payable	(29)
Dividends paid	(2,055)	(2,046)
Stock options exercised		22
Net cash provided by (used in) financing activities	7,366	(1,051)
Net increase (decrease) in cash	(37)	513
Cash at beginning of period	1,243	1,560
Cash at end of period	$1,206	$2,073
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,901	$1,521
Income taxes	$310	$395
Non Cash Financing Activities:
Dividend Declared but not yet paid	$490	$488

See Notes to Condensed Consolidated Financial Statements

Empire Resources, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company

          We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as independent sales agents who are located in North America and receive commissions on sales. We purchase products from suppliers located throughout the world. The majority of our business typically does not involve purchase of inventory for stock. In general, we place orders with our suppliers based upon orders that we have received from our customers.

          The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC (the company which owns our warehouse facility in Baltimore), Imbali Metals BVBA (our European subsidiary), and Empire Extrusions LLC (our extrusion business). All significant inter-company transactions and accounts have been eliminated on consolidation.

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

3. Concentrations

          One major customer accounted for approximately 12% of our consolidated net sales for the three month period ended March 31, 2007 and 15% for the same period ended March 31, 2006.

          We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., accounted for 51% of total purchases during the three month period ended March 31, 2007 and three other suppliers accounted for 32% of total purchases during that period. The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4. Stock Options

           We account for stock options using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date. As of January 1, 2007, we did not have any unvested employee stock options, and during the quarter ended March 31, 2007, we did not grant any stock options or any other stock-based awards.

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

          The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility. The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of March 31, 2007 and December 31, 2006, the credit utilized amounted to respectively, $131,865,000 and $135,486,000 (including $8,165,000 and $21,236,000 of outstanding letters of credit).

          Amounts borrowed under our credit agreement bear interest at LIBOR, Eurodollar, money market or base rates, at our option, plus an applicable margin. The applicable margin is determined by our leverage ratios. Borrowings under the credit agreement are collateralized by security interests in substantially all of our assets. The credit agreement contains financial and other covenants including, but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

          In connection with the revolving line of credit, we are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010. These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. We will pay a weighted average fixed rate of 5.14% plus a spread to the bank, and in return the bank pays us floating LIBOR rate plus a spread. This floating rate resets monthly.

          In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $2.3 million at March 31, 2007 and $2.3 million at December 31, 2006, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

7. Earnings Per Share

	Three months ended
	March 31,
	2007	2006

Weighted average shares	9,790	9,752
outstanding-basic

Dilutive effect of stock options	262	321

Weighted average shares	10,052	10,073
outstanding-diluted

Basic Earnings per Share	$.25	$.25

Diluted Earnings per Share	$.24	$.24

          Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

          On March 14, 2007, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on March 29, 2007. The dividend totaling $489,500 is reflected in dividends payable and was paid on April 25, 2007.

9. Commitments and Contingencies

          We have outstanding letters of credit to certain of our suppliers, which at March 31, 2007 amounted to approximately $8,165,000.

10. Derivative Financial Instruments and Risk Management

           Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board requires us to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. At March 31, 2007 and December 31, 2006, approximately $769,000 and

$1,046,000, respectively, was deposited with various brokers for margin in connection with derivative contracts. Such deposits are classified as restricted cash on the accompanying balance sheet.

          At March 31, 2007 and December 31, 2006, net unrealized losses on our open foreign exchange forward contracts amounted to approximately $732,000 and $731,000 respectively. Net unrealized losses on aluminum futures contracts at March 31, 2007 and December 31, 2006 amounted to approximately $12,400 and $3,311,000, respectively.

          These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments which were hedged. In March 2007, open derivative contracts are reflected in the accompanying balance sheet in derivative liabilities ($744,000). In December 2006, such amounts are reflected in the accompanying 2006 balance sheet in derivative liabilities ($4,042,000).

          For the three months ended March 31, 2007 and 2006, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

          We are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010. These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. At March 31, 2007 the fair value of the interest rate swaps amounted to ($654,000) and is included in derivative liabilities with a corresponding debit in accumulated other comprehensive income in the accompanying balance sheet. At December 31, 2006 the fair value of the interest rate swaps amounted to $340,000 and was included in other current assets with a corresponding credit in accumulated other comprehensive income in the 2006 balance sheet.

11. Comprehensive Income
(In thousands)

	Three months ended
	March 31,
	2007	2006

Net Income	$2,411	$2,420

Foreign currency translation (loss)	(2)	(111)

Change in fair value of marketable securities,	5
net of tax

Change in interest rate swap, net of tax	(605)	371

Comprehensive Income	$1,809	$2,680

12. Recent Accounting Pronouncements

           In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Our adoption of FIN 48 did not have a material impact on its consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. Generally, our state, local and foreign jurisdiction income tax returns for 2003 – 2006 remain subject to examination by various tax authorities, depending on the specific tax jurisdiction.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact FAS 157 may have on its consolidated financial statements.

          In February, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS

Forward Looking Statements

          The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our particular risks include those factors listed under “Risk Factors,” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2006. We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulett Aluminium Ltd.; failure to successfully integrate manufacturing and the sales of extrusions in the business of the Company; changes in the size and nature of the Company’s competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          The following MD&A is intended to help you understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

          We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and Europe and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulett Aluminium Ltd., furnished approximately 51% of our products in the first three months of 2007. We do not typically purchase inventory for stock. In general, we place orders with our suppliers based upon orders that we have received from our customers.

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

          Our long-term growth will continue to depend upon understanding our customers’ particular requirements and delivering a high-level of service and quality products that meet those requirements consistently. Our growth will also depend upon our ability to continue building our market knowledge and in particular our understanding of the production capabilities of our suppliers. We will also need to maintain, strengthen and expand our supplier relationships. Finally, we will need to succeed in identifying and executing on opportunities to provide our customers additional value added offerings.

Application of Critical Accounting Policies

          Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2006 Annual Report on Form 10-K. Except for the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have not adopted any significant new accounting policies during the three month period ended March 31, 2007.

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

Results of Operations for the Three Months Ended March 31, 2007 (in thousands)

          During the first quarter of 2007, net sales increased by $40,272 from $99,569 to $139,841, or a 40% increase from the first quarter of 2006. During this time period, prices for aluminum ingot grew by approximately 11%; the balance is due to increased shipments and product mix distribution to our customers. Gross profit increased by $491 to $8,418 during this period, or a 6% increase, from $7,927 in the first quarter of 2006. The gross profit margin has been impacted this quarter by a number of factors. Despite the sustained rise in aluminum pricing, the Company is experiencing continued price pressures from increased competition from both domestic and overseas mills. Second, we have not yet achieved full production at our manufacturing facility and this has had a negative impact on our extrusion conversion costs. Finally, we experienced a higher level of claims from one customer, including one particular claim for which we reached an agreement in principle, resulting in a non-recurring charge to earnings.

          Interest expense during first quarter 2007 grew by $604 to $2,026 from $1,422 during first quarter of 2006. This 42% increase in interest expense resulted from a continued upward trend in interest rates as well as an increase in overall borrowings of $38,200 from March 2006 to March 2007.

          Net income decreased from $2,420 to $2,411 due to the overall decline in our gross profit margin.

Liquidity and Capital Resources (in thousands, except per share data)

          Our cash flow used in operations during the first three months of 2007 was $7,282 as compared to cash provided by operations of $2,051 in the first three months of 2006. Net cash used in operations was primarily the result of increases in trade accounts receivable of $24,098, and decreases in accrued expenses and derivative liabilities of $4,772 offset by decreases in inventory and increases in trade accounts payable of $4,650. During the first three months of 2007 restricted cash decreased by $277 from $1,046 in December 2006 to $769 in March 2007. This represents reductions in margin deposits at our LME brokers that are related to our unrealized losses on derivative contracts.

          Cash flows from financing activities during the first three months of 2007 amounted to $7,366 made up primarily of increased borrowings under our line of credit, less dividends paid during the period.

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

          The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of March 31, 2007 and December 31, 2006, the credit utilized amounted to, respectively, $131,865,000 and $135,486,000 (including approximately $8,165,000 and $21,236,000 of outstanding letters of credit).

          On March 14, 2007, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on March 29, 2007. The dividend totaling $489,500 is reflected in dividends payable and was paid on April 25, 2007. The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

          Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility. We may require additional debt financing in connection with any future expansion of our operations.

Commitments and Contingencies

          We had outstanding letters of credit totaling $8,165,000 to certain of our suppliers and as of March 31, 2007, the credit utilized under our credit facility amounted to $131,865,000. Except as noted, there have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

          Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for more detailed disclosure about quantitative and qualitative disclosure of market risk. Quantitative and qualitative disclosure about market risk has not materially changed since December 31, 2006.

ITEM 4. Controls and Procedures

          As required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange

Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1      Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

--------------------
*	Filed herewith
**	Furnished herewith

SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

Dated: May 15, 2007	By: /s/ Sandra Kahn
Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her
capacity as Principal Financial and Principal
Accounting Officer)