Form 10-Q
period 2007-06-30
EMPIRE RESOURCES INC /NEW/
filed 2007-08-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Yes [X] No [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ] No [X]

Common Stock, par value $0.01 per share	9,790,184
(Class)	(Outstanding on August 10, 2007)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited)
	and December 31, 2006	2

	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months
	Ended June 30, 2007 and 2006	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2007 and 2006	4

	Unaudited Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	15

Item 6	Exhibits	15

	Signatures	16

Introduction

     We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. Our results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$1,525	$1,243
Restricted cash	327	1,046
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	75,160	62,520
Inventories	101,610	124,249
Other current assets, including derivatives in 2007	8,813	2,680
Total current assets	187,435	191,738
Property and equipment, net	7,676	7,739
Deferred financing costs, net of accumulated amortization	341	408
	$195,452	$199,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$126,462	$114,250
Current maturities of long-term debt	121	117
Trade accounts payable	26,609	32,545
Accrued expenses and derivative liabilities	6,468	18,148
Dividends payable	490	2,055

Total current liabilities	160,150	167,115

Long-term debt, net of current maturities	2,109	2,171
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and
11,749,651 shares issued at June 30, 2007 and December 31, 2006
	117	117
Additional paid-in capital	11,604	11,604
Retained earnings	23,462	20,905
Accumulated other comprehensive income	295	258
Treasury stock (1,959,467 shares)	(2,285)	(2,285)

Total stockholders' equity	33,193	30,599
	$195,452	$199,885

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$116,780	$110,338	$256,621	$209,907
Cost of goods sold	110,259	101,775	241,682	193,417
Gross profit	6,521	8,563	14,939	16,490
Selling, general and administrative expenses	2,708	2,760	5,224	5,385
Operating income	3,813	5,803	9,715	11,105
Interest expense	2,081	1,530	4,107	2,952
Income before income taxes	1,732	4,273	5,608	8,153
Income taxes	607	1,600	2,072	3,060
Net income	$1,125	$2,673	$3,536	$5,093
Weighted average shares outstanding:
Basic	9,790	9,761	9,790	9,764
Diluted	10,050	10,061	10,051	10,075
Earnings per share:
Basic	$0.11	0.27	$0.36	0.52
Diluted	$0.11	0.27	$0.35	0.51

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

In thousands

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,536	$5,093
Adjustments to reconcile net income to net cash (used in)
operating activities:
Depreciation and amortization	247	112
Dividend Income		(4)
Other	22	(58)
Changes in:
Restricted Cash	719	4,873
Trade accounts receivable	(12,640)	(8,750)
Inventories	22,639	4,072
Other current assets	(6,110)	130
Trade accounts payable	(5,936)	(2,395)
Accrued expenses and derivative liabilities	(11,674)	(8,297)

Net cash (used in) operating activities	(9,197)	(5,224)

Cash flows used in investing activities:
Additions to fixed assets	(117)	(659)
Investment in marketable securities and related activities	(14)	(140)
Net cash (used in) investing activities	$(131)	$(799)

Cash flows from financing activities:
Net proceeds from notes payable – banks	12,212	9,250
Principal payment of long term debt	(58)	(54)
Deferred financing costs		(399)
Proceeds - options exercised		68
Dividends paid	(2,544)	(2,536)

Net cash provided by financing activities	9,610	6,329

Net increase in cash	282	306
Cash at beginning of period	1,243	1,560

Cash at end of period	$1,525	$1,866

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,199	$3,357
Income taxes	$3,391	$2,276

Non Cash Financing Activities:
Dividend declared but not yet paid	$490	$489

See Notes to Condensed Consolidated Financial Statements

Empire Resources, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company

     We are engaged in the purchase, sale and distribution of principally aluminum semi-finished products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We also manufacture prime aluminum extruded products in our facility located in Baltimore, Maryland. We sell our products through our own marketing and sales personnel as well as through independent sales agents who are located in North America and in Europe and who receive commissions on sales. We purchase products from suppliers located throughout the world. The majority of our business typically does not involve purchase of inventory for stock. In general, we place orders with our suppliers based upon orders that we have received from our customers.

     The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC (the company which owns our warehouse facility in Baltimore), Imbali Metals Bvba (our European subsidiary) (“Imbali Metals”), and Empire Extrusions LLC (our extrusion business). All significant inter-company transactions and accounts have been eliminated on consolidation.

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

3. Concentrations

     One major customer accounted for approximately 9% of our consolidated net sales for the six month period ended June 30, 2007 and 14% for the same period ended June 30, 2006.

     We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulamin Ltd., accounted for 54% of total purchases during the six month period ended June 30, 2007, and three other suppliers accounted for 29% of total purchases during that period. The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4. Stock Options

      We account for stock options using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date. As of January 1, 2007, we did not have any outstanding unvested employee stock options, and during the six month period ended June 30, 2007, we did not grant any stock options or any other stock-based awards.

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

     The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility. The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of June 30, 2007 and December 31, 2006, the credit utilized under this agreement amounted to respectively, $138,178,000 and $135,486,000 (including $17,678,000 and $21,236,000 of outstanding letters of credit).

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

     On June 29, 2007, we amended our credit agreement to permit Imbali Metals to enter into a credit facility with Fortis Bank S.A./N.V., New York Branch, in which Imbali Metals was provided with a EUR 10 million commitment available for loans and documentary letters of credit. After completion of this amendment Imbali Metals entered into a secured credit arrangement which is unconditionally guaranteed by Empire Resources, Inc. The one year line of credit provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EUROBOR. The loan may be renewed subject to the agreement of the parties. As of June 30, 2007 the credit utilized under this agreement amounted to EUR 4.4 million (US $6.0).

     In addition, we are a party to a mortgage and related interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $2.2 million at June 30, 2007 and $2.3 million at December 31, 2006, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014. Under the interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

7. Earnings Per Share (In thousands, except per share amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average	9,790	9,761	9,790	9,764
shares outstanding-
basic
Dilutive effect of stock	260	300	261	311
options
Weighted average	10,050	10,061	10,051	10,075
shares outstanding-
diluted
Basic Earnings per	$0.11	$0.27	$0.36	$0.52
Share
Diluted Earnings per	$0.11	$0.27	$0.35	$0.51
Share

     Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

     On June 20, 2007, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on July 6, 2007. The dividend totaling $489,500 is reflected in dividends payable and was paid on July 20, 2007. The Board of Directors intends to review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to profitability, free cash flow and other requirements of the business.

9. Commitments and Contingencies

     We have outstanding letters of credit to certain of our suppliers, which at June 30, 2007 amounted to approximately $17,678,000.

10. Derivative Financial Instruments and Risk Management

     Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board requires us to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. At June 30, 2007 and December 31, 2006, approximately $327,000 and $1,046,000, respectively, was deposited with various brokers for margin in connection with derivative contracts. Such deposits are classified as restricted cash on the accompanying balance sheet.

     At June 30, 2007 and December 31, 2006, net unrealized losses on our open foreign exchange forward contracts amounted to approximately ($938,000) and ($731,000) respectively. Net unrealized gains on aluminum futures contracts at June 30, 2007 were approximately $3,088,000 and net unrealized losses at December 31, 2006 amounted to approximately ($3,311,000).

     These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments which were hedged. On June 30, 2007, open derivative contracts are reflected in the accompanying balance sheet in other current assets $3,088,000 and derivative liabilities ($938,000). In December 2006, open derivative contracts are reflected in the accompanying 2006 balance sheet in derivative liabilities ($4,042,000).

     For the six months ended June 30, 2007 and 2006, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

     We are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010. These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount. At June 30, 2007 and December 31, 2006, the fair value of the interest rate swaps amounted to $343,000 and $340,000, respectively, and is included in other current assets with a corresponding credit in accumulated other comprehensive income in the accompanying balance sheet.

11. Comprehensive Income
      (In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$1,125	$2,673	$3,536	$5,093

Foreign currency translation gain (loss)	8	53	6	(58)

Change in fair value of marketable securities,	7	—	12	—
net of tax

Change in fair value of interest rate swap, net of tax	624	186	19	557

Comprehensive Income	$1,764	$2,912	3,573	$5,592

12. Income Taxes

     On January 1, 2007 the Company adopted the provisions of “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The adoption of FIN 48 did not have any impact on our consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. Generally, our state, local and foreign jurisdiction income tax returns for 2003 – 2006 remain subject to examination by various tax authorities, depending on the specific tax jurisdiction.

     The Internal Revenue Service (“IRS”) is currently examining the Company’s 2005 federal income tax return. At this time, the IRS has not proposed any adjustments, nor does the Company expect any adjustments that would have a material impact on the results of operations or financial condition.

13. Recent Accounting Pronouncements

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

     The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our particular risks include those factors listed under “Risk Factors,” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented by Item 1A. of Part II of this report. We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulamin Ltd.; failure to successfully integrate manufacturing and the sales of extrusions in the business of the Company; changes in the size and nature of the Company’s competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     The following MD&A is intended to help you understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

     We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand. We also manufacture prime aluminum extruded products in our facility located in Baltimore, MD. We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and Europe and who receive commissions on sales. We purchase our products from suppliers located throughout the world. One supplier, Hulamin Ltd., furnished approximately 54% of our products in the first six months of 2007. We do not typically purchase inventory for stock. In general, we place orders with our suppliers based upon orders that we have received from our customers.

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

     Our long-term growth will continue to depend upon understanding our customers’ particular requirements and delivering a high-level of service and quality products that meet those requirements consistently. Our growth and profitability will also depend upon our ability to continue building our market knowledge and in particular our understanding of the production capabilities of our suppliers. We will also need to maintain, strengthen and expand our supplier relationships in light of continued pricing pressures. Finally, we will need to succeed in identifying and executing opportunities to provide our customers additional value added offerings, in both our existing markets and product offerings as well as in broader or new product groups and geographic areas.

     On August 13, 2007, we amended and restated our supply agreement with Hulamin, our largest supplier. Under the amended agreement, we will remain Hulamin's exclusive supplier in the U.S. and Canada. In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement. In requesting this amendment, Hulamin expressed a desire to improve their profitability and have stated their intention to review their route to market during the coming year which may result in our agreement being renewed or modified, or it may lapse. We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near. Accordingly, we plan in the meantime to continue working closely with Hulamin as well as seeking to expand and diversify our sources of supply, including with some of our long-term existing suppliers, and with others that we have developed more recently, as well as with others with whom we may not have dealt previously. We will also continue to work to diversify our business through the growth of our extrusion production and distribution as well as by seeking opportunities to consider acquisitions both in our traditional and in other lines of business. We believe that doing so remains strategically critical to the maintenance and growth of our business, whether or not the Hulamin agreement is renewed next August.

Application of Critical Accounting Policies

     Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2006

Annual Report on Form 10-K. Except for the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have not adopted any significant new accounting policies during the six month period ended June 30, 2007.

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

Results of Operations for the Six Months Ended June 30, 2007 (in thousands)

     During the first six months of 2007, net sales increased by $46,714 to $256,621 from $209,907, or a 22% increase from the first six months of 2006. This increase is due to increased volumes shipped as well as continued strong underlying aluminum ingot pricing. Gross profit declined by $1,551 to $14,939 from $16,490 for the period, or a 9% decrease, in the first six months of 2007 as compared to the first six months of 2006. Our gross profit margin has been impacted by continued price pressures from increased competition in North America from both domestic and overseas mills. This strong competition has depressed the fabrication premiums in the marketplace, which affects the pricing spreads we can charge to our customers. Additionally, we have not yet achieved full production at our extrusion manufacturing facility, and this has had a negative impact on our extrusion conversion costs.

     Interest expense during first six months of 2007 grew by $1,155 to $4,107 from $2,952 over the same period in 2006. This 39% increase in interest expense resulted primarily from the increase in overall borrowings from June 2006 to June 2007 and secondarily from small increases in interest rates during the same period.

     Net income decreased from $5,093 in the first six months of 2006 to $3,536 in the first six months of 2007 due to the overall decline in our gross profit and increased interest expense.

Results of Operations for the Three Months Ended June 30, 2007 (in thousands)

      Net sales increased $6,442 or 6% during the second quarter of 2007 from $110,338 in 2006 to $116,780 in 2007. This increase is primarily due to continued strong pricing in the underlying aluminum ingot. Gross profit decreased in the current three month period by $2,042 to $6,521 from $8,563 as compared to the same period in 2006, as a result of factors described above with respect to the six month periods.

     Interest expense increased during the three month period by $551 from $1,530 to $2,081. This 36% increase in interest expense is due to the growth in loans outstanding during the period and to a lesser extent to the continued upward trend in interest rates.

     Net income decreased by $1,548 from $2,673 to $1,125 for the three months ended June 30, 2007, a decrease of 58% due to the decline in our gross profit as well as the increase in interest costs.

Liquidity and Capital Resources (in thousands, except per share data)

     Our cash flow used in operations during the first six months of 2007 was $9,197 as compared to $5,224 in the first six months of 2006. Net cash used in operations was primarily the result of increases in trade accounts receivable of $12,640 and decreases in inventories of $22,639, accrued expenses and derivative liabilities of $11,674 and trade accounts payable of $5,936. During the first six months of 2007 restricted cash decreased by $719 from $1,046 in December 2006 to $327 in June 2007. This represents reductions in margin deposits at our LME brokers that are related to our unrealized losses on derivative contracts.

     Cash flows from financing activities during the first six months of 2007 amounted to $9,610 composed of a net increase in borrowings of $12,154 under our lines of credit and mortgage, less dividends paid during the period of $2,544.

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

     The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of June 30, 2007 and December 31, 2006, the credit utilized amounted to, respectively, $138,178 and $135,486 (including approximately $17,678 and $21,236 of outstanding letters of credit).

     In addition, our European subsidiary, Imbali Metals has entered into a separate credit facility for EUR 10 million, which includes a commitment to issues letters of credit with a commercial bank. Amounts borrowed bear interest at EUROBOR plus an applicable margin. The borrowings under this line of credit are secured by all of the assets of Imbali Metals and is unconditionally guaranteed by Empire Resources, Inc. This agreement contains financial and other covenants. The agreement has a one year term and may be renewed by mutual agreement of both Imbali Metals and the bank. As of June 30, 2007, the credit utilized under this agreement amounted to EUR 4.4 million (US $6.0).

     On June 20, 2007, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on July 6, 2007. The dividend totaling $490 is reflected in dividends payable and was paid on July 20, 2007. The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

     Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility. We may require additional debt financing in connection with any future expansion of our operations.

Commitments and Contingencies

     We had outstanding letters of credit totaling $17,678 to certain of our suppliers and as of June 30, 2007, the credit utilized under our credit facility amounted to $138,178.

     On June 29, 2007, we amended our credit agreement to permit Imbali Metals to enter into a credit facility with Fortis Bank S.A./N.V., New York Branch, in which Imbali Metals was provided with a EUR 10 million commitment available for loans and documentary letters of credit. After completion of this amendment Imbali Metals entered into a secured credit arrangement which is unconditionally guaranteed by Empire Resources, Inc. The one year line of credit provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EUROBOR. The loan may be renewed subject to the agreement of the parties.

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

Item 1A. Risk Factors

     As discussed in our MD&A overview under Part I and in Item 5 of this Part II, we have recently amended and restated our supply agreement with Hulamin, our largest supplier. Hulamin supplied approximately 52%, 54% and 54% of our product in 2006, 2005 and 2004, respectively, and approximately 54% during the six-month period ended June 30, 2007. Under the amended agreement, we will remain Hulamin's exclusive supplier in the U.S. and Canada. In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement. We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near. The non-renewal or substantial modification of the Hulamin agreement may have a material adverse effect on our business, financial position and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) We held our annual meeting of stockholders on June 20, 2007.

(b) Our current directors, being William Spier, Nathan Kahn, Sandra Kahn, Harvey Wrubel, Jack Bendheim, Peter J. Howard, Nathan Mazurek, L. Rick Milner and Morris J. Smith, were reelected as directors at the annual meeting.

(c) At the annual meeting, two matters were voted upon by shareholders. The results were as follows:

     Proposal 1 -- Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. There were no broker non-votes in the election of directors.

	FOR	WITHHELD
WILLIAM SPIER	9,215,211	179,569
NATHAN KAHN	9,217,529	177,251
SANDRA KAHN	9,217,449	177,331
HARVEY WRUBEL	9,218,894	175,886
JACK BENDHEIM	9,240,772	154,008
PETER G. HOWARD	9,217,551	177,229
NATHAN MAZUREK	9,241,742	153,038
MORRIS J. SMITH	9,240,195	154,585
L. RICK MILNER	9,240,065	154,715

Proposal 2 – Ratification of Eisner, LLP as independent accountants for the current fiscal year. The shareholders voted to ratify the selection of Eisner, LLP as our independent public accounting firm for the current fiscal year.

For:	9,299,172
Against:	37,411
Abstain:	58,195

Item 5. Other Information.

(a) On August 13, 2007, we amended and restated our supply agreement with Hulamin, our largest supplier. Hulamin supplied approximately 52%, 54% and 54% of our product in 2006, 2005 and 2004, respectively, and approximately 54% during the six-month period ended June 30, 2007.

     Under the amended agreement, we will remain Hulamin's exclusive supplier in the U.S. and Canada. In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement. The agreement otherwise remains substantially unchanged and continues to provide, among other things, that our transactions with Hulamin will be negotiated on a transaction by transaction basis and that we will continue to provide customer support services, including market research and planning.

     In requesting this amendment, Hulamin expressed a desire to improve their profitability, and have stated their intention to review their route to market during the coming year which may result in our agreement being renewed or modified, or it may lapse. We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near. Accordingly, we plan in the meantime to continue working closely with Hulamin as well as seeking to expand and diversify our sources of supply, including with some of our long-term existing suppliers, and with others that we have developed more recently, as well as with others with whom we may not have dealt previously. We will also continue to work to diversify our business through the growth of our extrusion production and distribution as well as by seeking opportunities to consider acquisitions both in our traditional and in other lines of business. We believe that doing so remains strategically critical to the maintenance and growth of our business, whether or not the Hulamin agreement is renewed next August. The non-renewal or substantial modification of the Hulamin agreement may have a material adverse effect on our business, financial position and results of operation.

(b)  None.

Item 6. Exhibits.

The following are included as exhibits to this report:

Exhibit No.	Description
10.24	Agreement, dated August 13, 2007, between Empire Resources, Inc. and Hulamin Rolled Products.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

-------------------------
* Filed herewith
** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

Dated: August 14, 2007	By:	/s/ Sandra Kahn
Sandra Kahn Chief Financial Officer

(signing both on behalf of the registrant and in her
capacity as Principal Financial and Principal
Accounting Officer)