Form 10-Q
period 2007-09-30
EMPIRE RESOURCES INC /NEW/
filed 2007-11-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Larger Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]	No [X]

Common Stock, par value $0.01 per share	9,806,184
(Class)	(Outstanding on November 9, 2007)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Introduction

We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading.  Our results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

Condensed Consolidated Balance Sheets
 In thousands, except share and per share amounts

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$2,421	$1,243
Restricted cash	0	1,046
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	67,436	62,520
Inventories	110,148	124,249
Other current and derivative assets	12,484	2,680
Total current assets	192,489	191,738

Property and equipment, net	7,711	7,739

Deferred financing costs, net of accumulated amortization	368	408
	$200,568	$199,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$115,414	$114,250
Current maturities of long-term debt	123	117
Trade accounts payable	28,559	32,545
Accrued expenses and derivative liabilities	21,441	18,148
Dividends payable	490	2,055
Total current liabilities	166,027	167,115

Long-term debt, net of current maturities	2,078	2,171

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2007 and December 31, 2006	117	117
Additional paid-in capital	11,604	11,604
Retained earnings	23,509	20,905
Accumulated other comprehensive (loss) income	(482)	258
Treasury stock (1,959,467 shares)	(2,285)	(2,285)
Total stockholders' equity	32,463	30,599
	$200,568	$199,885

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$109,907	$106,261	$366,528	$316,168
Cost of goods sold	104,783	98,839	346,465	292,256

Gross profit	5,124	7,422	20,063	23,912
Selling, general and administrative expenses	2,313	2,717	7,537	8,102

Operating income	2,811	4,705	12,526	15,810
Interest expense	1,955	1,557	6,062	4,509

Income before income taxes	856	3,148	6,464	11,301
Income taxes	319	1,180	2,391	4,240
Net income	$537	$1,968	$4,073	$7,061
Weighted average shares outstanding:
Basic	9,790	9,785	9,790	9,771
Diluted	10,035	10,058	10,046	10,069
Earnings per share:
Basic	$0.05	$0.20	$0.42	$0.72
Diluted	$0.05	$0.20	$0.41	$0.70

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,073	$7,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	308	195
Dividend income	(5)	(6)
Deferred tax	318	0
Gain on sale of marketable securities	(26)	0
Other	131	(59)
Changes in:
Restricted cash	1,046	4,815
Trade accounts receivable	(4,916)	(6,313)
Inventories	14,101	6,061
Other current and derivative assets	(9,717)	(882)
Trade accounts payable	(3,986)	(5,379)
Accrued expenses and derivative liabilities	1,918	(8,358)
Net cash provided by (used in) operating activities	3,245	(2,865)

Cash flows used in investing activities:
Additions to fixed assets	(240)	(1,054)
Proceeds from sale of marketable securities	130	(140)
Net cash (used in) investing activities	(110)	(1,194)

Cash flows from financing activities:
Net proceeds from notes payable – banks	1,164	6,750
Principal payment of long term debt	(87)	(81)
Deferred financing costs	0	(436)
Proceeds - options exercised	0	68
Excess tax benefit from options exercised	0	635
Dividends paid	(3,034)	(3,026)
Net cash (used in) provided by financing activities	(1,957)	3,910

Net increase (decrease) in cash	1,178	(149)
Cash at beginning of period	1,243	1,560
Cash at end of period	$2,421	$1,411

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,303	$4,732
Income taxes	$3,441	$4,091

Non Cash Financing Activities:
Dividend declared but not yet paid	$490	$489

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

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC (the company which owns our warehouse facility in Baltimore), Imbali Metals BVBA (our European subsidiary), and Empire Resources Extrusions LLC (our extrusion business). All significant inter-company transactions and accounts have been eliminated on consolidation.

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

One major customer accounted for approximately 11% of our consolidated net sales for the nine month period ended September 30, 2007 and 16% for the same period ended September 30, 2006.

We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulamin Ltd., accounted for 54% of total purchases during the nine month period ended September 30, 2007, and three other suppliers accounted for 31% of total purchases during that period.  The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4.  Stock Options

We account for stock options using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date. As of January 1, 2007, we did not have any outstanding unvested employee stock options, and during the nine month period ended September 30, 2007, we did not grant any stock options or any other stock-based awards.

5. Inventories

Inventories, which consist primarily of purchased semi-finished aluminum products, are stated at the lower of cost or market.  Cost is determined by the specific-identification method. Inventory is mostly purchased for specific customer orders.  The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

6. Notes Payable—Banks

We operate under a credit agreement with JPMorgan Chase Bank, N.A. as lenders’ agent, and Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp.

Our credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub-facility. The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011. As of September 30, 2007 and December 31, 2006, the credit utilized under this agreement amounted to respectively, $120,213,000 and $135,486,000 (including $18,963,000 and $21,236,000 of outstanding letters of credit).

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

In addition, we are a party to a mortgage and related interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse.  The mortgage loan, which had an outstanding balance of $2.2 million at September 30, 2007 and $2.3 million at December 31, 2006, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014.  Under the interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

In addition, Imbali Metals BVBA, our wholly owned Belgian subsidiary ("Imbali"), is party to a secured credit facility with Fortis Bank SA/NV, New York Branch, under which Imbali has a EUR 10 million commitment available for loans and documentary letters of credit.  This credit facility, which is unconditionally guaranteed by Empire Resources, Inc., provides that amounts may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EUROBOR.  The facility may be renewed subject to the agreement of both parties.  As of September 30, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $14,164,000).

7. Earnings Per Share (In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding-basic	9,790	9,785	9,790	9,771
Dilutive effect of stock options	245	273	256	298
Weighted average shares outstanding-diluted	10,035	10,058	10,046	10,069
Basic Earnings per Share	$0.05	$0.20	$0.42	$0.72
Diluted Earnings per Share	$0.05	$0.20	$0.41	$0.70

Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

During the nine month period ended September 30, 2007 our Board of Directors declared cash dividends aggregating $1,468,500 ($0.15 per share), including a cash dividend of $489,500 ($0.05 per share) declared on September 19, 2007 to stockholders of record at the close of business on September 28, 2007, which was paid on October 18, 2007.  The Board of Directors intends to review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to profitability, free cash flow and other requirements of the business.

9. Commitments and Contingencies

We have outstanding letters of credit to certain of our suppliers, which at September 30, 2007 amounted to approximately $18,963,000.

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

There were no deposits with brokers for margin in connection with derivative contracts at September 30, 2007.  At December 31, 2006, approximately $1,046,000 was deposited with various brokers in this connection. Such deposits are classified as restricted cash on the accompanying balance sheet.

At September 30, 2007 and December 31, 2006, net unrealized losses on our open foreign exchange forward contracts amounted to approximately ($2,162,000) and ($731,000) respectively. Net unrealized gains on aluminum futures contracts at September 30, 2007 were approximately $5,397,000 and net unrealized losses at December 31, 2006 amounted to approximately ($3,311,000).

These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments which were hedged.  On September 30, 2007, open derivative contracts are reflected in the accompanying balance sheet in derivative liabilities ($2,162,000) and in derivative assets $5,397,000.  On December 31, 2006, such amounts are reflected in the accompanying 2006 balance sheet in derivative liabilities ($4,042,000).

For the nine months ended September 30, 2007 and 2006, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

We are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010.  These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount.  At September 30, 2007 and December 31, 2006, the fair value of the interest rate swaps amounted to ($1,035,000) and $340,000, respectively, and is included in derivative liabilities with a corresponding debit and credit, respectively, net of deferred tax, in accumulated other comprehensive (loss) income in the accompanying balance sheet.

11.  Comprehensive Income
       (In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$537	$1,968	$4,073	$7,061
Foreign currency translation gain (loss)	111	(1)	117	41
Change in fair value of marketable securities, net of tax	(26)	(12)	(14)	(23)
Change in fair value of interest rate swap, net of tax	(862)	(368)	(843)	100
Comprehensive (loss) income	$(240)	$1,587	$3,333	$7,179

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our particular risks include those factors listed under “Risk Factors,” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented by Item 1A of Part II of this report.  We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulamin Ltd.; failure to successfully integrate manufacturing and the sales of extrusions in the business of the Company; changes in the size and nature of the Company’s competition; changes in interest rates, foreign currencies or spot prices of aluminum; counterparty defaults, loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The following MD&A is intended to help you understand our results of operations and financial condition.  This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand.  We also manufacture prime aluminum extruded products in our facility located in Baltimore, MD.  We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and Europe and who receive commissions on sales.  We purchase our products from suppliers located throughout the world.  One supplier, Hulamin Ltd., furnished approximately 54% of our products in the first nine months of 2007.  In our North American and Australian businesses we do not typically purchase inventory for stock, however we do maintain stock for sales to customers in Europe.  In the majority of our North American and Australian transactions we place orders with our suppliers based upon orders that we have received from our customers.

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

On August 13, 2007, we amended and restated our supply agreement with Hulamin, our largest supplier.  Under the amended agreement, we will remain Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  In requesting this amendment, Hulamin expressed a desire to improve their profitability and have stated their intention to review their route to market during the coming year which may result in our agreement being renewed or modified, or it may lapse.  We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration and it is unlikely that we will know until that time draws near.  Accordingly, we plan in the meantime to continue working closely with Hulamin as well as seeking to expand and diversify our sources of supply, including with some of our long-term existing suppliers, and with others that we have developed more recently, as well as with others with whom we may not have dealt previously.  We will also continue to work to diversify our business through the growth of our extrusion production and distribution as well as by seeking opportunities to consider acquisitions both in our traditional and in other lines of business.  We believe that doing so remains strategically critical to the maintenance and growth of our business, whether or not the Hulamin agreement is renewed next August.

Application of Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2006 Annual Report on Form 10-K.  Except for the adoption of   Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have not adopted any significant new accounting policies during the nine month period ended September 30, 2007.

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

Results of Operations for the Nine Months Ended September 30, 2007 (in thousands)

During the first nine months of 2007, net sales increased by $50,360 to $366,528 from $316,168, or a 16% increase, from the first nine months of 2006.  This increase is primarily due to stronger underlying aluminum ingot pricing.

Gross profit for the period was $20,063, a decline of $3,849, or 16%, from our gross profit of $23,912 in the first nine months of 2006.  Our gross profit margin has been negatively impacted by continued pricing pressures due to increased competition in our North American market from both domestic and overseas sources.  This strong competition has compressed the fabrication premiums which we in turn can charge our customers.  Additionally, our extrusion manufacturing facility continued to operate below capacity, which resulted in excessive fabrication costs and therefore diminished our overall profitability.  In the current year, certain expenses that were treated as selling, general and administrative expenses in the nine months ended September 30, 2006 are now part of production costs and are therefore in cost of goods sold.

Interest expense for the first nine months of 2007 was $6,062, an increase of $1,553, or 34%, from our interest expense of $4,509 in the comparable period of 2006.  This increase resulted primarily from an increase in our total borrowings.

Net income for this period was $4,073, a 42% decline from our net income of $7,061 in the first nine months of 2006.

Results of Operations for the Three Months Ended September 30, 2007 (in thousands)

Net sales for this quarter were $109,907, an increase of $3,646 or 3%, from our third quarter net sales of $106,261 in 2006.  This increase is primarily due to stronger pricing in the underlying aluminum ingot.

Gross profit for the quarter was $5,124, a decrease of $2,298, or 31%, from our third quarter gross profit of $7,422 in 2006.  As with our 2007 nine-month results discussed above, our gross profit margin for this quarter was hurt by continued price pressures from increased competition in North America from both domestic and overseas mills.  As discussed above, this strong competition has compressed the fabrication premiums in the marketplace, which has affected the pricing spreads we can charge to our customers.  Additionally, our extrusion manufacturing facility continued to operate below capacity, which resulted in excessive fabrication costs and therefore diminished our overall profitability.  In the current year, certain expenses that were treated as selling, general and administrative expenses in the three months ended September 30, 2006, are now part of production costs and are therefore in cost of goods sold.

Interest expense for the quarter was $1,955, an increase of $398, or 26%, from our third quarter interest expense of $1,557 in 2006.  This increase in interest expense is due to the growth in loans outstanding during the period.

Net income for the quarter was $537, a decrease of $1,431, or 73%, from our third quarter net income of $1,968 in 2006.

Liquidity and Capital Resources (in thousands, except per share data)

Our cash flow provided by operations during the first nine months of 2007 was $3,245, as compared to $2,865 used by operations during the first nine months of 2006.  Net cash provided by operations was primarily the result of decreases in inventories of $14,101, increases in accrued expenses and derivative liabilities of $1,918 and net income of $4,073 less increases in accounts receivable of $4,916, increases in other current assets of $9,717and decreases in trade accounts payable of $3,986.

Cash flows used in financing activities during the first nine months of 2007 amounted to $1,957 mainly consisting of dividends paid of $3,034, less a net increase in borrowings of $1,164 under our lines of credit.

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

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of September 30, 2007 and December 31, 2006, the credit utilized amounted to, respectively, $120,213 and $135,486 (including approximately $18,963 and $21,236 of outstanding letters of credit).

In addition, our European subsidiary, Imbali Metals has entered into a separate credit facility for EUR 10 million, which includes a commitment to issues letters of credit with a commercial bank.  Amounts borrowed bear interest at EUROBOR plus an applicable margin.  The borrowings under this line of credit are secured by all of the assets of Imbali Metals and are unconditionally guaranteed by Empire Resources, Inc.  This agreement contains financial and other covenants.  The agreement has a one year term and may be renewed only by mutual agreement of both Imbali Metals and the bank. As of September 30, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $14,164).

On September 19, 2007, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on September 28, 2007.  The dividend totaling $490 is reflected in dividends payable and was paid on October 18, 2007.  The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility.   We may require additional debt financing in connection with any future expansion of our operations.

Commitments and Contingencies

We had outstanding letters of credit totaling $18,963,000 to certain of our suppliers and as of September 30, 2007, the credit utilized under our credit facility amounted to $120,213,000.

As discussed above, we have unconditionally guaranteed the EUR 10 million, one-year renewable credit facility of our wholly owned Belgian subsidiary, Imbali.  Loans under the facility bear interest at a rate of 1.75% per annum in excess of EUROBOR, and as of September 30, 2007, there were loans of EUR 9.9 million (US $14,164,000) outstanding.

Except as noted, there have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We hedge metal pricing and foreign currency for the portion of our purchase and sales contracts that we deem appropriate. There is a risk of a counterparty default in fulfilling the hedge contract.  Should there be a counterparty default, we could be exposed to losses on the original hedged contract.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use financial instruments designated as fair value hedges to manage our exposure to commodity price risk and foreign currency exchange risk inherent in our operations.  It is our policy to hedge such risks, to the extent practicable.  We enter into high-grade aluminum futures contracts to limit our gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell aluminum denominated in international currencies. Our European subsidiary, which operates entirely in a Euro based environment typically does not hedge its Euro based commitments. We record “mark-to-market” adjustments on these futures and forward positions, and on the underlying firm purchase and sales commitments which they hedge, and reflect the net gains and losses currently in earnings.

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

Item 1A.  Risk Factors

As discussed in our MD &A overview under Part I and in Item 5 of this Part II, on August 13, 2007 we amended and restated our supply agreement with Hulamin, our largest supplier.  Hulamin supplied approximately 54%, 54% and 52% of our product in 2004, 2005 and 2006, respectively, and approximately 54% during the nine month period ended September 30, 2007.  Under the amended agreement, we will remain Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near.  The non-renewal or substantial modification of the Hulamin agreement may have a material adverse effect on our business, financial position and results of operation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a)  On August 13, 2007, we amended and restated our supply agreement with Hulamin, our largest supplier.  Hulamin supplied approximately 54%, 54% and 52% of our product in 2004, 2005 and 2006, respectively, and approximately 54% during the nine month period ended September 30, 2007.

Under the amended agreement, we will remain Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  The agreement otherwise remains substantially unchanged and continues to provide, among other things, that our transactions with Hulamin will be negotiated on a transaction by transaction basis and that we will continue to provide customer support services, including market research and planning.

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

(b) None.

Item 6. Exhibits.

The following are included as exhibits to this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

Dated:	November 14, 2007	By:	/s/	Sandra Kahn
Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)