Form 10-K
period 2007-12-31
EMPIRE RESOURCES INC /NEW/
filed 2008-03-31
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(MARK ONE)
[x]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-12127

EMPIRE RESOURCES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-3136782
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
One Parker Plaza Fort Lee, New Jersey (Address of Principal Executive Offices)	07024 (Zip code)

(201) 944-2200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ]	No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.	Yes [ ]	No [ X ]

The issuer’s revenues for the fiscal year ended December 31, 2007 were $475,473,000

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $56.2 million, based upon the closing price of the registrant’s common stock on the American Stock Exchange as of such date.  This calculation excludes shares held by each officer and director of the registrant and any person that owns 5% or more of the registrant’s outstanding common stock.  This determination of affiliate status is not necessarily a conclusive determination for all other purposes.

The number of shares of common stock outstanding as of March 21, 2008, was 9,826,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2008 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

EMPIRE RESOURCES, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

When used in this report, the terms “Company,” “we,” “our,” and “us” refers to Empire Resources, Inc. and its subsidiaries, consolidated for purposes of the Company’s financial statements.

Important Information Regarding Forward Looking Statements

Certain matters discussed under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K and the information incorporated by reference in this report may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our particular risks include those factors listed under “Risk Factors” (refer to Item 1A).  We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulamin Ltd.; failure to successfully integrate manufacturing extrusions in the business of the Company; changes in the size and nature of the Company’s competition; changes in interest rates, foreign currencies or spot prices of aluminum; loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure of the Company to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.                      BUSINESS

Overview

We are engaged in the purchase, sale and distribution of principally semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand.  We also manufacture prime aluminum extruded products in our facility located in Baltimore, Maryland.  We sell our products through our own marketing and sales personnel as well as through independent sales agents who are located in North America and in Europe and who receive commissions on sales.  We purchase products from suppliers located throughout the world.  One supplier, Hulamin Ltd., furnished approximately 55% of our products in 2007. While in general we place orders with our suppliers based upon orders that we have received from our customers, we also purchase material for our own stock, which we use for shorter term deliveries to our customers.

Growth Strategy

Our strategy for growth consists of the following key elements:

Provide Customers with a High Level of Service and Cost Effective, Quality Products.  We work closely with our customers to understand their specific requirements.  This enables us to provide each customer with cost-effective, quality materials matching that customer’s particular needs.  We also provide various ancillary services to our customers, such as

•	arranging for products to be stored in warehouse facilities for release to them on a just-in-time delivery basis,
•	providing them with timely information about market trends and product development,
•	upon their request, arranging for subsequent metal processing or finishing services, and
•	making material available from our own stock to meet our customers’ short term requirements.

Expand Volumes and Product Breadth with Existing Suppliers and Customers. We continually seek to build on our market knowledge.  We try to maintain a current understanding of our suppliers’ production capabilities and of our customers’ needs and markets.  This enables us to recognize opportunities to introduce new product lines to our customers and to increase volume from our suppliers.

Strengthen and Expand Our Supplier Relationships.  We endeavor to continue building our supply sources, both by expanding our relationships with existing suppliers and by adding new suppliers.  In cultivating supplier relationships, we emphasize our combination of market knowledge and customer base, which we believe makes us an effective marketing and distribution channel for our suppliers.  Conversely, we believe that our supplier relationships position us to offer our customers a wider range of products and services.

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

Provide Additional Products and Value Added Services  We believe that many of our current customers are potential customers for our aluminum extrusions products, which we manufacture at our Baltimore facility.  In addition, we may add capability to provide our customers with additional value-added services (such as processing, manufacturing, finishing, and distribution services) through establishing joint venture arrangements with existing service providers or by selectively making acquisitions.

The Industry

The industry in which we operate is the sale and distribution of semi-finished aluminum products.  These products are manufactured worldwide by rolling and extrusion facilities, many of which are owned by large integrated companies and others by independent producers.  The products we purchase are in turn sold to varied metal working industries including automotive, housing and packaging, as well as to distributors.

Although demand for aluminum products in the United States has been cyclical, over the longer-term demand has continued to increase.  We believe that this growth reflects (1) general population and economic growth and (2) the advantages of aluminum products, including light weight, high degree of formability, recyclability and resistance to corrosion. According to CRU Monitor, an industry publication, apparent consumption of aluminum sheet and plate in North America during 2007 decreased approximately 6.6% as compared to 2006.

Our Products

We derive substantially all of our revenues from the sale of semi-finished aluminum products.  Semi-finished aluminum products are produced by processing primary aluminum and/or aluminum scrap.  A product is considered “semi-finished” if it has not yet been converted into a final end-product. Semi-finished aluminum products include aluminum sheet, plate and foil, rod, bar and wire, extruded and cast products.  We offer most of these forms of semi-finished aluminum products to our customers. Demand for our products is not seasonal.

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

•	providing customers with information concerning market trends and product development; and
•	making available material from our own local stocks to meet customers’ short term requirements.

We carefully monitor the timing and processing of orders to meet customers’ needs and commit to deliver orders within a time-period mutually agreed with the customer, generally within a 30-day window.  We maintain constant and ongoing communication with our suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

We sell our products primarily through our own marketing and sales personnel.  In addition, we sell our products through independent sales agents located in North America and in Europe who receive a commission on sales.  Our inventory generally represents material that has been ordered by customers and is in transit or is being held pending delivery to such customers.

Suppliers

We enjoy exclusive representation arrangements with several foreign mills.  One supplier, Hulamin Ltd, furnished approximately 55% of our products in 2007.   See Item 7 for information about our relationship with Hulamin.

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

Customers

We serve more than 300 customers in diverse industries, such as distribution, transportation, automobile, housing, appliances and packaging.  In 2007, our top ten customers represented approximately 34% of our total revenues, with one customer, Ryerson Inc., accounting for 11% of total revenues. These customers included seven full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as producers of various consumer and industrial products.  Our customers are located throughout the United States, Canada, Australia, New Zealand and Europe.  Our U.S. customer base is not regional.

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

Competition

Our principal competitors are global aluminum producers and rolling mills, including for example, Alcoa Inc., which dominates the aluminum industry in North America.  These companies are significantly larger, have significantly greater financial resources, and are active in significantly more areas of the aluminum products business than we are, including mining, refining, smelting and recycling. These companies also have access to material produced and imported from their own subsidiaries, which compete with us.  We also compete with other importers and agents that act for or purchase from foreign aluminum producers.  Our principal means of competition is customer service, and the ability to offer competitive terms and product quality, including providing value-added services to our customers and providing a range of product offerings.  We also believe that agents of foreign mills are generally less capable of providing the same value-added services to our customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that we offer our customers.  We also believe that by offering our customers a full range of products from independent sources we enable our customers to avoid dependency in an increasingly concentrated domestic supply chain.

Employees

As of December 31, 2007, we had approximately 80 employees, all of whom were full-time employees.  We also had independent sales representatives located in the United States and in Europe.  None of our employees are represented under a collective bargaining agreement.

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

Our Belgian subsidiary, Imbali Metals BVBA, was incorporated in 2005 and began operations in that year.
Our extrusion manufacturing business, Empire Resources Extrusions LLC, commenced the manufacturing of aluminum extrusions in the third quarter of 2006.

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

The public may read and copy any materials filed by us with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room, located at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

ITEM 1A.                                RISK FACTORS

We are Highly Dependent on a Few Suppliers.

We purchased approximately 55% of our products from one supplier in 2007 and approximately 77% from our three largest suppliers.  Accordingly, the termination or limitation by one or more of our largest suppliers of their relationship with us could have a material adverse effect on our business and results of operations.  In addition, our loss of any one of our other suppliers (or material default by any of them in its obligations to us) due to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could have a material adverse effect on our business.

As discussed in our Overview of Management’s Discussion and Analysis, in August 2007 we amended and restated our supply agreement with Hulamin, our largest supplier.  Hulamin supplied approximately 55% and 52% of our product in 2007 and 2006 respectively.  Under the amended agreement, we remain Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on twelve months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near.  The non-renewal or substantial modification of the Hulamin agreement may have a material adverse effect on our business, financial position and results of operation.

Risk of Default by Our Suppliers.

We rely on our suppliers to fulfill contractual obligations.  The failure of any one of our suppliers to fulfill their obligations to us may expose us to serious losses by requiring us to purchase material at a loss in the open market and/or absorb losses for hedges applied to the defaulting supplier’s transaction.

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

We Are Highly Dependent on a Few Significant Customers.

Our sales are highly concentrated among a few customers.  In 2007, 34% of our revenues were derived from sales to 10 customers.  One major customer accounted for approximately 11% of our consolidated net sales for the year ended December 31, 2007.  Over the last several years, there have been consolidations in the industry that may increase our sales concentration and the related risks.  Any material reduction in sales to any of these customers could have a material adverse effect on our business.  Our sales contracts tend to be short term in nature.  We typically sell our products on monthly or quarterly customer commitments.

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

Our Supply Sources Are Subject to Substantial Risks.

We generally purchase aluminum products from foreign suppliers.  Thus, our operations could be materially and adversely affected by changes in economic, political and social conditions in the countries where we currently purchase or may in the future purchase such products.  Among other things, changes in laws, regulations, or the interpretation thereof, or restrictions on currency conversions and exports, could negatively affect our business.  Although the trend in the markets in which we operate for our sourcing has been towards open markets and trade policies and the fostering of private economic activity, no assurance can be given that the governments will continue to pursue these policies or that such policies may not be significantly altered, especially in the event of a change in the leadership, or as a result of social or political upheaval or unforeseen circumstances affecting economic, political or social life.  Additionally, should the economy in our suppliers' countries strengthen, our suppliers may divert part or a substantial part of their production to their domestic markets thus negatively affecting quantity available for shipment to us.

Changing Aluminum Prices Could Impact Our Profit Margins.

We rely on long-term relationships with our suppliers but generally have no long-term, fixed-price purchase contracts.  Instead we purchase at prevailing market prices at the time orders are placed, typically with discounts for quantity purchases.  The aluminum industry is highly cyclical and pricing can be volatile.  The prices that we pay for aluminum and the prices we charge will be influenced by a variety of factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, and currency fluctuations.

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

Increased Tariffs Could Adversely Affect Our Financial Condition.

During 2007, approximately 73% of our purchases of aluminum products were from countries that were considered developing countries whose exports were eligible for preferential tariff treatment upon import into the United States under the generalized system of preferences (“GSP”). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after it expires December 31, 2008. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy.  To the extent these increased costs could not be passed on to our customers, our profit margins could be negatively affected.  This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

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

Our Business Could be Adversely Affected by Economic Downturns.

     Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operations.

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

Failure by our Suppliers to Honor Claims for Defective Material.

From time to time we lodge claims against our suppliers for defective material. Failure by any one of our suppliers to honor or remit against such claims may cause us to suffer substantial losses.

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

We Are Exposed to Increased Energy Costs.

To the extent that we utilize both over-the-road and ocean transportation, the imposition of any additional fuel or bunker surcharges may adversely affect our results.  Should we be unable to pass along any such charges to our customers, our results would be adversely affected.

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

We own a distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland, which also houses our extrusion press.

We believe that our facilities are adequate to meet our current and proposed needs.

ITEM 3.                      LEGAL PROCEEDINGS

A. W. Financial Services, S.A., a French company ("AWF"), has filed a complaint against us, as well as against the transfer agent for our shares, American Stock Transfer & Trust Company ("AST"), and AST's agent or sub-contractor, Affiliated Computer Services, Inc. ("ACS"), in the U.S. District Court, Southern District of New York, claiming that 30,426 shares of the Company's common stock owned by AWF, as well as related dividends, were improperly delivered to the State of Delaware as unclaimed (escheated) property.  AWF alleges that the escheatment resulted from, among other things, the negligence of each defendant and a breach of fiduciary duty by us.  In addition, AWF alleges that through the escheatment we and the other defendants converted its property.  AWF claims that it has suffered damages of not less than $870,000, reflecting in general the difference between the value of the shares when liquidated by the State of Delaware (or its agent, ACS) and when AWF claims to have first inquired about selling the shares in the spring of 2006, plus dividends that it would have received in that period, plus interest.  AWF is also seeking specific performance, namely that we deliver to it a stock certificate in its name representing 30,426 shares of the Company's common stock.  Since the initial complaint, AST has filed cross-claims against us and ACS seeking indemnity for any losses resulting to it from AWF's claims. We first received actual notice of this lawsuit on March 5, 2008.  On March 18, 2008, we filed an answer to the complaint denying its material allegations and asserting affirmative defenses; our time to respond to the cross-claim asserted by AST has been extended.  AWF has been given until April 4, 2008 to file an amended complaint.  We believe that we have meritorious defenses to the complaint and the cross-claim and intend to defend against these claims vigorously.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter of 2007.

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

	Common Stock			Common Stock
	2007			2006
Period	High	Low	Cash Dividend	High	Low	Cash Dividend
1st Quarter	$12.45	$9.31	$0.05	$32.97	$10.25	$0.05
2nd Quarter	$11.97	$9.30	$0.05	$64.20	$11.50	$0.05
3rd Quarter	$10.50	$5.35	$0.05	$18.60	$8.10	$0.05
4th Quarter	$6.94	$3.40	$0.05	$16.90	$8.20	$0.21

On March 24, 2008, the closing price of our common stock on the American Stock Exchange was $3.90, and there were 29 holders of record of our common stock and approximately 8,300 beneficial holders of our common stock.

Dividends

During 2007, our Board of Directors declared quarterly dividends on our common stock.  The Board of Directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities.  The Board of Directors declared a regular cash dividend of $0.05 per share on March 14, 2007, June 20, 2007, September 19, 2007 and December 12, 2007. The Board of Directors intends to review our dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business.  There can be no assurance that dividends will be paid in the future.

Share Repurchase

We did not complete any repurchases of equity securities during fiscal 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding the only compensation plan, our 2006 Stock Option Plan (the “2006 Plan”), under which our common stock is authorized for issuance.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	258,000	1.71	577,000

Equity compensation plans not approved by security holders	-	-	-

Total	258,000	1.71	577,000

ITEM 6.                                SELECTED FINANCIAL DATA

No response required, because of registrant’s filing status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States, Canada, Europe, Australia and New Zealand.  We also manufacture prime aluminum extruded products in our facility located in Baltimore, MD.  We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and Europe and who receive commissions on sales.  We purchase our products from suppliers located throughout the world.  One supplier, Hulamin Ltd., furnished approximately 55% of our products in during 2007.

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

We do not typically purchase inventory for stock.  Instead we place orders with aluminum suppliers based upon orders that we have received from our customers. Inherent in our business is the risk of matching the timing of our contracts. We buy and sell aluminum products which are based on a constantly moving terminal market price determined by the London Metal Exchange (“LME”).  Were we not to hedge such exposures we could be exposed to significant losses due to the continually changing aluminum prices.

We use aluminum future contracts to manage our exposure to commodity price risk inherent in our activities.  It is our policy to hedge such risks, to the extent practicable.  We enter into hedges to limit our exposure to volatile price fluctuations in metals which would impact our gross margins on firm purchase and sales commitments.  As an example, we may enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers. We will utilize the futures market to match the terms of the purchase and sale through hedging our fixed purchase commitment by entering into a futures contract and selling the aluminum for future delivery in the month where the aluminum is to be priced and delivered to the customer.   We use hedges for no purpose other than to avoid exposure to changes in aluminum prices and foreign currency rates between when we buy a shipment of aluminum from a supplier and when we deliver it to a customer.

If the underlying metal price increases since a sales contract is initiated, we would suffer a hedging loss and have a derivative liability, but the sales price to the customer would be based on a higher market price and offset the loss.  Conversely, if the metal price decreases, we would have a hedging gain and recognize a derivative asset, but the sales price to the customer would be based on the lower market price and offset the gain.

We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to sell non-ferrous metals denominated in some international currencies.  In such cases, we will sell the foreign currency through a bank for an approximate date when we anticipate receiving payment from the foreign customer. When payment is received, we will deliver the foreign currency to the bank and receive U.S. dollar equivalent based upon our hedged rate.

In accordance with Financial Accounting Standards No. 133, we designate these derivative contracts as fair value hedges and recognize them on our balance sheet at fair value as well as offsetting changes in the fair value of the related hedged firm purchase and sales commitment attributable to the hedged risk. The fair value adjustment related to the hedged commitment is recognized in earnings upon revenue recognition which occurs at the time of delivery to our customers.

As disclosed in our Risk Factors, the potential for losses using our hedging methodology is based on either counterparty defaults with banks for our foreign exchange hedging, the LME for our aluminum hedges, or customer defaults.  LME or foreign exchange counterparty default could impact our results of operations in the event that we had a derivative asset and were owed monies by these counterparties. In the event of customer defaults we may be forced to sell the material in the open market and absorb losses for metal or foreign exchange hedges that were applied to the defaulting customers’ transactions. Results of operations could be materially impacted in these instances as our hedge would effectively be cancelled due to the default.

Our derivatives are straightforward hedging and are held for price protection and not for purposes of trading in the futures market.  We earn our gross profit margin on the underlying physical product and not on the movement of aluminum prices. Utilizing this strategy, we insulate our results to the extent practicable from changes in market prices.

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

On August 13, 2007, we amended and restated our supply agreement with Hulamin, our largest supplier.  Under the amended agreement, we will remain Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on twelve months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  In requesting this amendment, Hulamin expressed a desire to improve their profitability and have stated their intention to review their route to market during the coming year which may result in our agreement being renewed or modified, or it may lapse.  We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near.  Accordingly, we plan in the meantime to continue working closely with Hulamin as well as seeking to expand and diversify our sources of supply, including with some of our long-term existing suppliers, and with others that we have developed more recently, as well as with others with whom we may not have dealt previously.  We will also continue to work to diversify our business through the growth of our extrusion production and distribution as well as by seeking opportunities to consider acquisitions both in our traditional and in other lines of business.  We believe that doing so remains strategically critical to the maintenance and growth of our business, whether or not the Hulamin agreement is renewed in August 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note B to our financial statements.  Except for the adoption of   Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have not adopted any significant new accounting policies during 2007.

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

 Allowance for Doubtful Account

As of December 31, 2007, we had $63,188,000 in trade receivables including an allowance for doubtful accounts of $191,000.  We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash.  We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary.  We maintain a credit insurance policy on the majority of our customers.  In general, this policy has a 10% co-insurance; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.  In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure the same.

Accruals for Inventory Claims

Generally, our exposure on claims for defective material is small as we refer all claims on defects back to the mill supplying the material.  If we do not believe the mill will honor a claim, we will record an allowance for inventory adjustments.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2007 and 2006 (in thousands)

Our business in 2007 was characterized by strong revenues but lower gross margins.  Our business was negatively impacted by various factors including increased competition from local mills and the decline in the value of the US dollar against certain other world currencies.  This decline weakened our negotiating position with several of our suppliers.  Our extrusion press did not operate at full capacity, and this had a negative impact on our earnings as well.  We did, however, experience strong performance from both our European distribution business and our Australian sales.

Our ability to manage the competitive economic environment through the expansion and upgrading of our service to our suppliers and customers is essential in the strong competitive environment in which we operate.  This includes our ability to ship material on a just-in-time basis from both our private and public warehouses, the expansion and upgrading of our service to our suppliers and customers, and our use of proprietary on-line service modules for customers to track their shipments. By carefully deploying our warehoused inventory, we are able to ship material to our customers with a good on time rate even when shipments from our suppliers are late.  We continue to use our customer relationships to leverage sales per employee by developing long term relationships with our customers and understanding their needs.

During 2007 our sales increased by $49,493 from $425,980 to $475,473, or 12% above sales in 2006. Our sales growth during 2007 was driven by increases in our volume in Europe and Australia. Our domestic and foreign sales during 2007 were $329,105 and $146,368 respectively, as compared to $348,046 and $77,934 respectively, during 2006. Our top ten customers represented 34% of our sales in 2007, compared to 39% in 2006.  Our sales volume has been, and will continue to be, a function of our ongoing ability to secure quality aluminum products from our suppliers.  While we have long term supply relationships with several foreign mills, one supplier accounted for approximately 55% of our purchases for the year ended December 31, 2007, and our three largest suppliers accounted for 77% of 2007 purchases as compared to 69% in 2006. As a result, the termination or limitation by one or more of our largest suppliers could have a material adverse affect on our business and results of operations.

Our gross profit margin decreased from 7.3% in 2006 to 5.4% in 2007. Gross margin declined by $5,431 from $31,714 to $25,743, or 17%.  Our gross margin was adversely affected by ongoing pressure on pricing premiums from domestic and overseas mills.  Additionally, we experienced a negative impact on our gross profit margin as a result of our extrusions operations.

Our selling, general and administrative expenses declined by 2.4%, primarily due to reduced compensation expense of senior management.

Our interest expense increased by $1,676 to $7,873, or 27% above interest expense in 2006. This increase is a result of continued interest rate increases and loan balances that were generally larger throughout 2007 as compared to 2006.

Net income for 2007 was $4,544 as compared to $8,739 for 2006, a decline in our net income of 48% for the year. Net income for 2007 from foreign operations was $2,014 as compared to $389 in 2006.  The largest component of the decline in net income is attributable to the decline in gross profit margin as discussed above.

Liquidity and Capital Resources (in thousands)

Unrestricted cash increased from $1,243 in 2006 to $2,228 in 2007, or by a net of $985 for the year ended December 31, 2007.  Net cash of $12,244 was provided by operating activities, while $10,876 of net cash was used in financing activities, primarily repayments of bank loans.  Decreases in inventory for the year ended December 31, 2007 was the most significant contributor to cash flows from operating activities.

As most recently amended on January 30, 2008, our amended and restated credit agreement  with JPMorgan Chase Bank, N.A. for itself and as the agent for Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp. provides for a $175 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility.  The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of December 31, 2007 the credit utilized under this agreement amounted to $112,735 (including $19,485 of outstanding letters of credit).

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

In addition, our wholly owned Belgian subsidiary, Imbali Metals BVBA ("Imbali"), is party to a credit facility with Fortis Bank S.A./N.V., New York Branch, which provides a EUR 10 million commitment for loans and documentary letters of credit.  This secured credit arrangement is unconditionally guaranteed by us.  The one year line of credit provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EURIBOR.  The facility may be renewed subject to the agreement of both parties.  As of December 31, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $14,617).

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse.  The mortgage loan, which had an outstanding balance of $2.2 million at December 31, 2007 and $2.3 million at December 31, 2006, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014.  Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

Management believes that cash from operations, together with funds available under our credit facility, will be sufficient for the next twelve months, to fund the cash requirements relating to our existing operations.  We may require additional debt or equity financing in connection with the future expansion of our operations.

We have commitments in the form of letters of credit to some of our suppliers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2007.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response required, because of registrant’s filing status as a smaller reporting company

ITEM 8.                                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Empire Resources, Inc.
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 25, 2008

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$2,228	$1,243
Restricted cash	0	1,046
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	63,188	62,520
Inventories	105,129	124,249
Other current assets, including derivatives of $2,865 and $340	9,078	2,680
Total current assets	179,623	191,738
Property and equipment, net	7,751	7,739
Deferred financing costs, net of accumulated amortization of $106 and $64	357	408
Total Assets	$187,731	$199,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$107,867	$114,250
Current maturities of long-term debt	125	117
Trade accounts payable	35,495	42,915
Accrued expenses and derivative liabilities	9,940	7,778
Dividends payable	491	2,055
Total current liabilities	153,918	167,115
Long-term debt, net of current maturities	2,056	2,171
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2007 and 2006	117	117
Additional paid-in capital	11,709	11,604
Retained earnings	23,490	20,905
Accumulated other comprehensive (loss) income	(1,320)	258
Treasury stock (1,923,467 and 1,959,467 shares)	(2,239)	(2,285)
Total stockholders' equity	31,757	30,599
Total Liabilities and Stockholders' equity	$187,731	$199,885

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share amounts

	Year Ended December 31,
	2007	2006
Net sales	$475,473	$425,980
Cost of goods sold	449,730	394,806
Gross profit	25,743	31,174
Selling, general and administrative expenses	10,756	11,017
Operating income	14,987	20,157
Interest expense	7,873	6,197
Income before income taxes	7,114	13,960
Income taxes	2,570	5,221
Net income	$4,544	$8,739
Weighted average shares outstanding:
Basic	9,796	9,775
Diluted	10,035	10,061
Earnings per share:
Basic	$0.46	$0.89
Diluted	$0.45	$0.87

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Acumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Total Comprehensive Income
Balance at December 31, 2005	11,750	$117	$10,690	$15,687	$92	$(2,353)	$24,233
Stock options exercised			5			68	73
Tax benefit applicable to exercise of stock options			909				909
Net change in cumulative translation adjustment					58		58	58
Increase in value of interest rate swap derivative contract, net of deferred tax of $68					96		96	96
Increase in value of investment in marketable securities, net of deferred tax of $7					12		12	12
Dividends ($.36 per share)				(3,521)			(3,521)
Net income for 2006				8,739			8,739	8,739
								$8,905
Balance at December 31, 2006	11,750	$117	$11,604	$20,905	$258	$(2,285)	$30,599
Stock options exercised			4			46	50
Tax Benefit applicable to exercise of stock options			101				101
Net change in cumulative translation adjustment					174		174	174
Decrease in value of interest rate swap derivative contract, net of deferred tax ($1,055)					(1,736)		(1,736)	(1,736)
Decrease in value of investment in marketable securities, net of deferred tax ($10)					(16)		(16)	(16)
Dividends ($.20 per share)				(1,959)			(1,959)
Net income for 2007				4,544			4,544	4,544
								$2,966
Balance at December 31, 2007	11,750	$117	$11,709	$23,490	$(1,320)	$(2,239)	$31,757

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (In Thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,544	$8,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	429	354
Deferred income taxes	294	(305)
Foreign exchange loss	(309)
Gain on sale of marketable securities	(26)
Changes in:
Restricted cash	1,046	4,004
Trade accounts receivable	(552)	(11,034)
Inventories	20,091	(33,868)
Other current assets	(6,818)	(798)
Trade accounts payable	(7,030)	12,402
Accrued expenses	575	(5,044)
Net cash provided by (used in) operating activities	12,244	(25,550)
Cash flows used in investing activities:
Proceeds from sale of marketable securities	130
Investment in marketable securities		(140)
Purchases of property and equipment	(390)	(1,266)
Net cash used in investing activities	(260)	(1,406)
Cash flows from financing activities:
(Repayments) proceeds from notes payable – banks	(7,397)	29,750
Repayments - mortgage payable	(107)	(109)
Dividends paid	(3,523)	(3,512)
Deferred financing costs		(472)
Excess tax benefit from stock options exercised	101	909
Stock options exercised	50	73
Net cash (used in) provided by financing activities	(10,876)	26,639
Net increase (decrease) in cash	1,108	(317)
Effect of exchange rate	(123)
Cash at beginning of period	1,243	1,560
Cash at end of period	$2,228	$1,243
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,151	$6,400
Income taxes	$4,079	$4,275
Non Cash Financing Activities:
Dividend declared but not yet paid	$491	$2,055

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Note A - BUSINESS

Empire Resources, Inc (“the Company”) is engaged principally in the purchase, sale and distribution of value added semi finished aluminum products to a diverse customer base located throughout North America, Australia, Europe and New Zealand.  The Company also manufactures prime aluminum extruded products in its own facility located in Baltimore, Maryland. The Company sells its products through its own marketing and sales personnel and through its independent sales agents located in the U.S. and Europe who receive commissions on sales.  The Company purchases from several suppliers located throughout the world.  See B [12].

Note B - Summary of Significant Accounting Policies

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated on consolidation.

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

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations.  It is the Company’s policy to hedge such risks, to the extent practicable.  The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metals content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to sell non-ferrous metals denominated in international currencies.  The Company recognizes in the balance sheet derivative contracts at fair value, as well as changes in the fair value of the related hedged firm purchase and sales commitments of inventory attributable to the hedged risk and reflects any net gains and losses currently in earnings (See Note E).

[6]	Foreign currency translation:

The functional currency of Empire Resources Pacific Ltd., a wholly-owned subsidiary which acts as a sales agent in Australia and New Zealand, is the Australian dollar.  The Company also has a wholly owned subsidiary in Belgium which sells semi finished aluminum products in Europe.  The functional currency of this subsidiary is the Euro. Cumulative translation adjustments, which are charged or credited to accumulated other comprehensive income, arise from translation of functional currency amounts into U.S. dollars.

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

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which was adopted by the Company effective January 1, 2006 using modified prospective transition method, requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date. As of January 1, 2007, the Company did not have any unvested employee stock options, and  did not grant any stock options or any other stock-based awards during the years ended December 31, 2007 and 2006.

[10]	Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management expects the adoption of FAS 157 will not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007.  Management expects the adoption of FAS 159 will not have a material effect on the Company’s consolidated financial statements.

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

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

[12]	Significant customers and concentration of suppliers:

One major customer accounted for approximately 11% and 14% of the Company’s consolidated net sales for the years ended December 31, 2007 and 2006, respectively.

The Company’s purchase of nonferrous metal is from a limited number of suppliers located throughout the world. One supplier, Hulamin Ltd., accounted for 55% and 52%, of total purchases during the years ended December 31, 2007, and 2006, respectively. The top three suppliers accounted for 77% and 69%, respectively, of total purchases during such years. The Company’s loss of any of its three largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business. In August 2007 the Company amended and restated its supply agreement with Hulamin.  Under the amended agreement, the Company remains Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  We do not know whether we and Hulamin will agree to renew or to further modify the contract upon or prior to its expiration, and it is unlikely that we will know until that time draws near.

Note C – Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and variable rate mortgage payable approximate fair value as of December 31, 2007 and 2006 because such financial instruments reflect market changes to interest rates.  Derivative financial instruments are carried at fair value. (See Note E)

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Note D – Property and Equipment

Property and equipment are summarized as follows: (in thousands)

	December 31, 2007	December 31, 2006	Estimated Useful Life
Cost:
Land	$1,180	$1,180
Buildings and improvements	3,165	3,095	40 and 10 years
Extrusion equipment	3,482	3,356	15 years
Other equipment	1,168	974	3 to 5 years
	8,995	8,605
Less: Accumulated depreciation	1,244	866
Net Book Value	$7,751	$7,739

Depreciation expense was $378 and $290 for the years ended December 31, 2007 and 2006, respectively.

Note E – Derivative Financial Instruments and Risk Management

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, issued by the FASB requires the Company to recognize all derivatives in the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge).  The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.  At December 31, 2007 there were no deposits with brokers for margin calls.  As of December 31, 2006 approximately $1,046,000 was deposited with various brokers for margin calls.  Such deposits are classified as restricted cash on the accompanying 2006 balance sheet.

At December 31, 2007 and 2006 net unrealized loss on the Company’s foreign exchange forward contracts amounted to approximately $890,000 and $731,000 respectively.   Net unrealized gains on aluminum futures contracts at December 31, 2007 were $2,865,000.  Net unrealized losses on aluminum futures contracts at December 31, 2006 were $3,311,000.

These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments and the dollar equivalent of foreign currency denominated accounts receivable which were hedged.  In 2007 open derivative contracts valued at $2,865,000 and $890,000 are reflected in the accompanying 2007 balance sheet in other current assets and derivative liabilities, respectively.  In 2006, open derivative contracts valued at $4,042,000 are reflected in the accompanying 2006 balance sheet in accrued expenses and derivative liabilities.

For the years ended December 31, 2007, and 2006, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

As discussed in Note G, the Company has entered into interest rate swaps to convert a mortgage and a portion of the revolving credit facility from a variable rate to a fixed rate obligation.  These swaps have been designated as cash flow hedges.  At December 31, 2007, the fair value of the interest rate swaps amounted to $2,463,000 and is included in accrued expenses and derivative liabilities with a corresponding debit, net of deferred taxes, in accumulated other comprehensive loss in the accompanying balance sheet. At December 31, 2006, the fair value of the interest rate swaps amounted to $340,000 and is included in other current assets with a  corresponding credit, net of deferred taxes,  in accumulated other comprehensive income net of deferred taxes in the accompanying 2006 balance sheet.

Note F – Accrued expenses and derivative liabilities

Accrued expenses and derivative liabilities consist of the following:

	December 31,
	2007	2006
Derivative liabilities	$3,353,000	$4,042,000
Other accrued expenses	6,587,000	3,736,000
	$9,940,000	$7,778,000

Amounts previously reflected in accrued expenses in our 2006 balance sheet for payables for receipt of inventory for which invoices had not been recorded aggregating $10,370,000 have been reclassified.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

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

The following are the future maturities of the mortgage at December 31, 2007 (in thousands):

Year ending December 31,

2008	135
2009	133
2010	141
2011	151
2012	161
Thereafter	1,460
$2,181

Note H - Notes Payable - Banks

On June 13, 2006 the Company entered into an amended and restated credit agreement with five commercial banks.   JPMorgan Chase Bank, N.A. acted as the agent for the lenders.

The credit agreement provides for a $150 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility.  The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of December 31, 2007, the credit utilized under this credit agreement amounted to $112,735,000 (including $19,485,000 of outstanding letters of credit).

Amounts borrowed by the Company bear interest at LIBOR, Eurodollar, money market or base rates, at the Company’s option, plus an applicable margin.  The applicable margin is determined by the Company’s leverage ratios.  Borrowings under the credit agreement are collateralized by security interests in substantially all of the Company’s assets. The credit agreement contains financial and other covenants including, but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

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

On June 29, 2007, we amended our credit agreement to permit Imbali Metals BVBA, (“Imbali”) a Belgian entity and wholly owned subsidiary to enter into a credit facility with Fortis Bank S.A./N.V., New York Branch, in which Imbali was provided with a EUR 10 million commitment available for loans and documentary letters of credit.  After completion of this amendment, Imbali entered into a secured credit arrangement which is unconditionally guaranteed by the Company.  The one year line of credit provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EURIBOR.  The loan may be renewed subject to the agreement of both parties.  As of December 31, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $14,617,000).

On January 30, 2008 we further amended our credit agreement to increase the overall facility to $175 million subject to the all the standard terms and provisions of our June 2006 agreement.

Note I - Stock Options

The Company’s 2006 Stock Option Plan (the “2006 Plan”), as amended, which was approved by the Company’s shareholders on June 26, 2006 provides for the granting of options to purchase not more than an aggregate of 559,000 shares of common stock. Under the 2006 Plan, all canceled or terminated options are available for grants. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 2006 Plan.  Some or all of the options may be “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended. The 2006 Plan replaces the Company’s 1996 Stock Option Plan as no options could be granted under such Plan after July 29, 2006.

The 2006 Plan provides that it is to be administered by the Board of Directors, or by a committee appointed by the Board, which will be responsible for determining, subject to the provisions of the 2006 Plan, to whom the options are granted, the number of shares of common stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option.  No options may be granted under the 2006 Plan after June 26, 2016.  The Company did not grant any options during 2007 or 2006.

The following is a summary of stock option activity under the above Plan for the years ended December 31, 2007 and 2006:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	359,000	$1.65	4.00	$3,316,230
Options granted	-	-
Options exercised	(47,000)	$1.56
Options canceled	(2,000)	$3.64
Options outstanding at December 31, 2006	310,000	$1.65	2.89	$2,878,698
Options granted	-	-
Options exercised	(36,000)	$1.38
Options canceled	(16,000)	$1.40625
Options outstanding and exercisable at December 31, 2007	258,000	$1.71	2.02	$738,530
Options available for grant under 2006 Plan at December 31, 2007	577,000

Options exercised during 2006 and 2007 had an intrinsic value of $1,492,000 and $127,000 respectively.  Excess tax benefits related to options excesses of $909,000 and $101,000, respectively were credited to additional paid in capital.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Note J - Common Stock

The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock at prices not to exceed $1.50 per share.  The Company has repurchased a total of 2,267,400 shares under the repurchase program for an aggregate cost of $2,731,050.

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Note K – accumulated other  comprehensive (loss) income

Components of accumulated other comprehensive (loss) income included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2007		2006
Foreign currency translation adjustment		$224		$50
Unrealized (loss)/gain on interest-rate swap derivative contract, net of tax $(924) and $131, respectively		$(1,540)		$196
Unrealized (loss)/gain on investment in marketable securities, net of tax $(3) and $7, respectively	(a)	(4)	(a)	12
		$(1,320)		$258

    (a)Relates to marketable securities classified as available for sale, carried at market value of $30 and $159 at December 31, 2007 and 2006 respectively and is included in other current assets.

Note L - Income Taxes

The components of income before taxes on income were as follows (in thousands):

	Year Ended December 31,
	2007	2006
U.S.	$4,024	$13,344
Foreign	3,090	616
	$7,114	$13,960

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2007	2006
Current
U.S. Federal	$925	$4,736
State and local	261	563
Foreign	1,090	227
	$2,276	$5,526
Deferred
U.S. Federal	260	(271)
State and local	34	(34)
Foreign	0	0
	$294	$(305)
	$2,570	$5,221

The U.S. statutory rate of 34% in 2007 and 35% in 2006 can be reconciled to the effective tax rate as follows (In Thousands):

	Year Ended December 31,
	2007	2006
Provision for taxes at statutory rate	2,419	4,859
State and local taxes, net of federal tax benefit	172	351
Permanent differences and other adjustments to prior year accruals	(21)	11
	$2,570	$5,221

Deferred tax assets and liabilities are composed of the following:

	Year Ended December 31,
	2007	2006
Deferred tax assets
Allowance for doubtful accounts	74	74
Accrued expenses	102	266
Inventories	1,072	1,033
Marketable Securities	3	0
Derivative contracts	924	0
	$2,175	$1,373
Deferred tax liabilities
Marketable Securities	0	(7)
Property and Equipment	(355)	(186)
Derivative contracts	0	(131)
	$(355)	$(324)
Net deferred tax assets (included in other current assets)	$1,820	$1,049

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Income from foreign subsidiaries and related foreign income taxes primarily relate to Imbali, the Company’s Belgian subsidiary.  For US income tax purposes, the Company has elected to treat Imbali as a disregarded entity and include its taxable income in the Company’s consolidated federal income tax return and separate state income tax returns.  Federal income taxes attributable to Imbali’s taxable income are offset by tax credits for foreign taxes paid by Imbali.  Undistributed earnings of Imbali amounted to approximately $2,455 at December 31, 2007.  Upon distribution of the earnings in the form of dividends, Imbali would be required to pay Belgian withholding tax at the rate of 5%.  As the Company intends to indefinitely reinvest such earnings, no provision for such withholding tax has been provided.  For federal income tax purposes, foreign tax credits will be available to the Company for the withholding tax, subject to limitations.   Undistributed earnings of the Company’s Australian subsidiary, which are also intended to be indefinitely reinvested, are not material.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board, (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”).  This interpretation was issued in July 2006 to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date or December 31, 2007.  Accordingly, the adoption of FIN 48 had no effect on the Company’s 2007 financial statements.  Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively, on the consolidated statement of operations.  The Company files Federal, State, local and foreign income tax returns.  The Company’s tax years 2003 through 2007 remain subject to examination for most taxing authorities.

Note M - Employee Retirement Benefits

The Company has implemented a salary reduction employee benefit plan, under Section 401 (k) of the Internal Revenue Code.  Employees may contribute up to 15% of their eligible compensation and the Company will provide a matching contribution of 50% of employee contributions limited to 2% of employee compensation.  The plan covers all employees who have attained age 18, and most of the eligible employees have elected to participate.

Each employee’s pre-tax contributions are immediately vested upon participation in the plan.  The employees’ vesting of the Company’s matching contribution is based upon length of service as follows:

Years of service	Vested %
1	25%
2	50%
3	75%
4	100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions.  Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage.  Company matching contributions amounted to $61,000 in 2007 and $54,000 in 2006.

Note N – Earnings Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006
Numerator:
Net Income	$4,544	$8,739
Denominator:
Computation of basic earnings per share:
Weighted average shares outstanding – basic	9,796	9,775
Basic earnings per share	$0.46	$0.89
Computation of diluted earnings per share:
Weighted average shares outstanding – basic	9,796	9,775
Potentially dilutive shares:
Shares issuable upon exercise of
dilutive options	239	286
Weighted average shares outstanding – diluted	10,035	10,061
Diluted earnings per share	$0.45	$0.87

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Note O – Business Segment and Geographic Area Information

The Company sells and distributes non-ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows:

	2007	2006
United States	$329,082	$348,046
Australia	$50,517	$26,117
Europe, Canada & New Zealand	$95,824	$51,817
	$475,423	$425,980

No other country other than the United States and Australia represented more than 10% of the Company’s sales.

Note P – Summary of Quarterly Results (unaudited)

	2007
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Net sales	$139,841	$116,780	$109,907	$108,945
Gross profit	8,418	6,521	5,124	5,680
Operating income	5,902	3,813	2,811	2,461
Net income	$2,411	$1,125	$537	$471
Income per common share-
Basic and diluted
Basic	$0.25	$0.11	$0.05	$0.05
Diluted	$0.24	$0.11	$0.05	$0.05
Weighted average shares outstanding
Basic	9,790	9,790	9,790	9,812
Diluted	10,052	10,050	10,035	10,001

	2006
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Net sales	$99,569	$110,338	$106,261	$109,812
Gross profit	7,927	8,563	7,422	7,262
Operating income	5,302	5,803	4,705	4,347
Net income	$2,420	$2,673	$1,968	$1,678
Income per common share-
Basic and diluted
Basic	$0.25	$0.27	$0.20	$0.17
Diluted	$0.24	$0.27	$0.20	$0.16
Weighted average shares outstanding
Basic	9,752	9,761	9,785	9,785
Diluted	10,073	10,061	10,058	10,053

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Note Q - Commitments and Contingencies

[1]	Lease:

The Company leases office facilities under a lease expiring in 2015.  The minimum non-cancelable scheduled rentals under such lease are as follows (in thousands):

Year Ending December 31,
2008	$274
2009	274
2010 2011	274 284
2012	284
Thereafter	643
$2,033

Rent expense for the years ended December 31, 2007 and 2006, was $280,000 and $276,000, respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2007 amounted to approximately $19.5 million all of which expire prior to April 30, 2008.

[3]	Employment agreements:

The Company has an employment agreement with one of its executive officers expiring in December 2008.   The agreement provides that the Company may terminate the agreement upon the disability of the executive or for cause (as such terms are defined in the agreement).  Base salary under this agreement is $500,000 per annum. The amount may be increased, but not decreased, by the Board of Directors.

The Company has an employment agreement with another officer, expiring in December 2008.  The minimum base salary is $322,600 and is subject to possible upward annual adjustments based upon changes in a designated cost of living index.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of December 31, 2007 (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting.  This report is furnished with this Annual Report on Form 10-K pursuant to Item 308T of Regulation S−K and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of that section, unless the Company specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended.

Management established and maintains adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f).  As of December 31, 2007, our management had evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                OTHER INFORMATION

None.

PART III

ITEM 10.                                Directors, Executive Officers, and Corporate Governance.

The information required by this Item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 11.                                EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the material responsive to such item in our definitive proxy statement relating to the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS

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

(3) Exhibits:

2.1
Agreement and Plan of Merger among the Registrant, Empire Resources Inc., Empire Resource Pacific, Ltd., Nathan Kahn and Sandra Kahn, dated as of February 22, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed March 9, 1999)

3.1
Certificate of Merger of Empire Resources, Inc. into Integrated Technology USA, Inc. (incorporated by reference from the correspondingly numbered exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.24	Agreement dated August 13, 2007, between Empire Resources, Inc. and Hulamin Rolled Products. (incorporated by reference from the Company’s Quarterly Report ended June 30, 2007).

10.25
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 29, 2007 between the Registrant and JPMorgan Chase Bank, N.A., as Lead Arranger and Administrative Agent. (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed July 6, 2007).

10.26	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of September 28, 2007 between the Registrant and JPMorgan Chase Bank, N.A., as Lead Arranger and Administrative Agent. **
10.27	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 14, 2007 between the Registrant and JPMorgan Chase Bank, N.A., as Lead Arranger and Administrative Agent. **

10.28	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 30, 2008 between the Registrant and JPMorgan Chase Bank, N.A., as Lead Arranger and Administrative Agent.**

10.29	Registrant’s 2006 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement filed April 28, 2006).

11.1	Statement regarding computation of per share earnings.**

14.1	Code of Business Conduct and Ethics of the Registrant, adopted June 20, 2007. (incorporated by reference to Exhibit 14.1 to the Registrant’s Report on Form 8-K filed July 18, 2007).

21.1	List of subsidiaries of the Registrant as of December 31, 2007.**

23.1	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*   Management contracts and compensatory plans or arrangements.
** Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Resources, Inc.

By:           /s/ Nathan Kahn_________
Nathan Kahn
Chief Executive Officer
March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           /s/ Nathan Kahn
Nathan Kahn
Chief Executive Officer and Director
(Principal Executive Officer)
March 31, 2008

By:           /s/ Sandra Kahn
Sandra Kahn
Chief Financial Officer and Director
(Principal Financial and PrincipalAccounting Officer)
March 31, 2008

By:           /s/ William Spier
William Spier, Director
March 31, 2008

By:           /s/ Jack Bendheim
Jack Bendheim, Director
March 31, 2008

By:           /s/ Peter G. Howard
Peter G. Howard, Director
March 31, 2008

By:           /s/ Nathan Mazurek
Nathan Mazurek, Director
March 31, 2008

By:           /s/ L. Richard Milner
L. Richard Milner, Director
March 31, 2008

By:           /s/ Morris J. Smith
Morris J. Smith, Director
March 31, 2008

By:           /s/ Harvey Wrubel
Harvey Wrubel, Director
March 31, 2008