Form 10-Q
period 2008-03-31
EMPIRE RESOURCES INC /NEW/
filed 2008-05-15
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Common Stock, par value $0.01 per share	9,826,184
(Class)	(Outstanding on May 9, 2008)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Introduction

We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. Our results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
 In thousands, except share and per share amounts

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$3,071	$2,228
Restricted cash	3,116	0
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	80,522	63,188
Inventories	90,655	105,129
Other current assets, including derivatives	8,307	9,078
Total current assets	185,671	179,623
Property and equipment, net	7,664	7,751
Deferred financing costs, net of accumulated amortization of $117 and $106	411	357
Total Assets	$193,746	$187,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$108,930	$107,867
Current maturities of long-term debt	127	125
Trade accounts payable	30,264	35,495
Accrued expenses and derivative liabilities	20,615	9,940
Dividends payable	491	491
Total current liabilities	160,427	153,918
Long-term debt, net of current maturities	2,014	2,056
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2008 and December 31, 2007	117	117
Additional paid-in capital	11,709	11,709
Retained earnings	24,111	23,490
Accumulated other comprehensive loss	(2,393)	(1,320)
Treasury stock (1,923,467 shares)	(2,239)	(2,239)
Total stockholders' equity	31,305	31,757
Total Liabilities and Stockholders' equity	$193,746	$187,731

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts
	Three Months Ended March 31,
	2008	2007
Net sales	$119,029	$139,841
Cost of goods sold	112,819	131,423
Gross profit	6,210	8,418
Selling, general and administrative expenses	2,776	2,516
Operating income	3,434	5,902
Interest expense	1,659	2,026
Income before income taxes	1,775	3,876
Income taxes	663	1,465
Net income	$1,112	$2,411
Weighted average shares outstanding:
Basic	9,826	9,790
Diluted	9,972	10,052
Earnings per share:
Basic	$0.11	$0.25
Diluted	$0.11	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,112	$2,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109	128
Deferred income taxes	42	36
Other	(437)
Changes in:
Restricted cash	(3,116)	277
Trade accounts receivable	(16,651)	(24,098)
Inventories	15,659	14,180
Other current assets	1,460	(94)
Trade accounts payable	(5,239)	4,650
Accrued expenses	8,452	(4,772)
Net cash provided by (used in) operating activities	1,391	(7,282)
Cash flows used in investing activities:
Investment in marketable securities		(16)
Purchases of property and equipment	(10)	(105)
Net cash used in investing activities	(10)	(121)
Cash flows from financing activities:
Proceeds from notes payable – banks		9,450
Repayments - mortgage payable	(40)	(29)
Dividends paid	(491)	(2,055)
Deferred financing costs	(65)
Net cash (used in) provided by financing activities	(596)	7,366
Net increase (decrease) in cash	785	(37)
Effect of exchange rate on cash	58
Cash at beginning of period	2,228	1,243
Cash at end of period	$3,071	$1,206
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,620	$1,901
Income taxes	$(65)	$310
Non Cash Financing Activities:
Dividend declared but not yet paid	$491	$490

See Notes to Unaudited Condensed Consolidated Financial Statements

Empire Resources, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., which acts as a sales agent in Australia, 6900 Quad Avenue LLC (the company which owns our warehouse facility in Baltimore), Imbali Metals BVBA (our European subsidiary), and Empire Resources Extrusions LLC (our extrusion business). All significant inter-company transactions and accounts have been eliminated on consolidation.  We purchase, sell and extrude semi-finished aluminum products.

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

One major customer accounted for approximately 11% of our consolidated net sales for the three month period ended March 31, 2008 and 12% for the same period ended March 31, 2007.

We purchase aluminum from a limited number of suppliers located throughout the world. One supplier, Hulamin Ltd., accounted for 55% of total purchases during the three month period ended March 31, 2008 as compared to 51% during the three month period ended March 31, 2007. Our supply agreement with Hulamin Ltd. expires on August 9, 2008 and may be extended or amended by mutual agreement.  Three other suppliers accounted for 23% of total purchases during the first quarter of 2008 as compared to 32% during the first quarter of 2007.  The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4.  Stock Options

We account for stock options using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date.  We do not have any outstanding unvested employee stock options, and during the three month period ended March 31, 2008, we did not grant any stock options or any other stock-based awards.

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

Our credit agreement provides for a $175 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub-facility.  The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of March 31, 2008 and December 31, 2007, the credit utilized under this agreement amounted to respectively, $135,312,000 and $112,735,000 (including $42,062,000 and $19,485,000 of outstanding letters of credit).

Amounts borrowed under our credit agreement bear interest at LIBOR, Eurodollar, money market or base rates, at our option, plus an applicable margin.  The applicable margin is determined by our leverage ratios.  Borrowings under the credit agreement are collateralized by security interests in substantially all of our assets. The credit agreement contains financial and other covenants including, but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and on dispositions of assets.

In connection with the revolving line of credit, we are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010.  These swaps are designated as cash flow hedges of the variable interest on that portion of the credit agreement up to the notional amount.  We will pay a weighted average fixed rate of 5.14% plus a spread to the bank, and in return the bank pays us floating LIBOR rate plus a spread.  This floating rate resets monthly.

In addition, we are a party to a mortgage and related interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse.  The mortgage loan, which had an outstanding balance of $2.14 million at March 31, 2008 and $2.18 million at December 31, 2007, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014.  Under the interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

In addition, Imbali Metals BVBA, our wholly owned Belgian subsidiary ("Imbali"), is party to a secured credit facility with Fortis Bank SA/NV, New York Branch, under which Imbali has a EUR 10 million commitment available for loans and documentary letters of credit.  The credit facility expires June 30, 2008, however management expects to extend the facility prior to its expiration.  This credit facility, which is unconditionally guaranteed by Empire Resources, Inc., provides that amounts may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EURIBOR.  The facility may be renewed subject to the agreement of both parties.  As of March 31, 2008 and December 31, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $15,680,000 and US$14,617,000).

7. Earnings Per Share (In thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Weighted average shares outstanding-basic	9,826	9,790
Dilutive effect of stock options	146	262
Weighted average shares outstanding-diluted	9,972	10,052
Basic Earnings per Share	$0.11	$0.25

Diluted Earnings per Share	$0.11	$0.24

Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus dilutive potential common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

On March 18, 2008 our Board of Directors declared cash dividends aggregating $0.05 per share or $491,300  to stockholders of record at the close of business on March 31, 2008, which was paid on April 14, 2008.  The Board of Directors intends to review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to profitability, free cash flow and other requirements of the business.

9. Commitments and Contingencies

We have outstanding letters of credit to certain of our suppliers, which at March 31, 2008 amounted to approximately $42,062,000.

A. W. Financial Services, S.A., a French company ("AWF"), filed a complaint against us, as well as against the transfer agent for our shares, American Stock Transfer & Trust Company ("AST"), and AST's agent or sub-contractor, Affiliated Computer Services, Inc. ("ACS"), on September 28, 2007, in the U.S. District Court, Southern District of New York, claiming that 30,426 shares of the Company's common stock owned by AWF, as well as related dividends, were improperly delivered to the State of Delaware as unclaimed (escheated) property.  AWF alleges that the escheatment resulted from, among other things, the negligence of each defendant and a breach of fiduciary duty by us.  In addition, AWF alleges that through the escheatment we and the other defendants converted its property.  AWF claims that it has suffered damages of not less than $870,000, reflecting in general the difference between the value of the shares when liquidated by the State of Delaware (or its agent, ACS) and when AWF claims to have first inquired about selling the shares in the spring of 2006, plus dividends that it would have received in that period, plus interest, plus an amount reflecting the loss in value of the dollar against the euro.  AWF is also seeking specific performance, namely that we deliver to it a stock certificate in its name representing 30,426 shares of the Company's common stock.  Since the initial complaint, AST has filed cross-claims against us and ACS seeking indemnity for any losses resulting to it from AWF's claims. We first received actual notice of this lawsuit on March 5, 2008.  On March 18, 2008, we filed an answer to the complaint denying its material allegations and asserting affirmative defenses.  On April 4, 2008, AWF filed an amended complaint.  Counsel for AST has agreed that as a result, its cross-claim is currently moot.  On May 2, 2008, we filed a motion to dismiss the amended complaint for failure to state a claim.  The briefing of that motion is ongoing.  We believe that we have meritorious defenses to the complaint and the cross-claim and intend to defend against these claims vigorously.

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

As of March 31, 2008 there were deposits of $3,116,000 with brokers for margin in connection with derivative contracts at March 31, 2008.  At December 31, 2007, there were no such deposits with brokers. Such deposits are classified as restricted cash on the accompanying balance sheet.

At March 31, 2008 and December 31, 2007, net unrealized losses on our open foreign exchange forward contracts amounted to approximately $1,495,000 and $890,000 respectively. Net unrealized losses on aluminum futures contracts at March 31, 2008 were approximately $6,403,000 and net unrealized gains on aluminum futures contracts at December 31, 2007 amounted to approximately $2,865,000.

These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments and the dollar equivalent of foreign currency denominated accounts receivable which were hedged.  On March 31, 2008, open derivative contracts are reflected in the accompanying balance sheet in derivative liabilities ($7,898,000).  On December 31, 2007, such amounts are reflected in the accompanying 2007 balance sheet in derivative assets $2,865,000 and in derivative liabilities ($890,000).

For the three months ended March 31, 2008 and 2007, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

We are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010.  These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount.  At March 31, 2008 and December 31, 2007, net unrealized losses on interest rate swaps amounted to $4,519,000 and $2,463,000  respectively, which are included in derivative liabilities with a corresponding debit, net of deferred tax benefit, in accumulated other comprehensive loss in the accompanying balance sheet.

11.  Comprehensive Income
       (In thousands)

	Three months ended March 31,
	2008	2007
Net Income	$1,112	$2,411
Foreign currency translation gain (loss)	213	(2)
Change in fair value of marketable securities, net of tax		5
Change in fair value of interest rate swap, net of tax	(1,286)	(605)
Comprehensive (loss) income	$39	$1,809

12. Recent Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3—Inputs that are both significant to the fair value measurement and unobservable.  We do not hold any assets or liabilities that would be classified as Level 3.

The following section describes the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

 Derivative contracts are valued using quoted market prices and significant other observable inputs. Such financial instruments consist of aluminum, foreign currency contracts, or interest rates swaps. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Major categories of assets and liabilities measured at fair value are classified as follows:

	Level 1	Level 2
Assets:
Inventory	$90,655
Liabilities:
Foreign Currency Derivatives	$1,495
Derivative Contracts	$6,403
Interest Rate Swaps		$4,519

On January 1, 2008, Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) became effective for us. SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities and derivative contracts at fair value.  We did not elect to value any other financial instruments at fair value and accordingly, the adoption of SFAS 159 had no effect on our financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our particular risks include those factors listed under “Risk Factors,” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2007.  We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulamin Ltd.; failure to successfully integrate manufacturing and the sales of extrusions into our business; changes in the size and nature of our competition; changes in interest rates, foreign currencies or spot prices of aluminum; counterparty defaults, loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The following MD&A is intended to help you understand our results of operations and financial condition.  This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand.  We also manufacture prime aluminum extruded products in our facility located in Baltimore, MD.  We sell our products through our own marketing and sales personnel and our independent sales agents who are located in North America and Europe and who receive commissions on sales.  We purchase our products from suppliers located throughout the world.  One supplier, Hulamin Ltd., furnished approximately 55% of our products in the first three months of 2008.  In our North American and Australian businesses we do not typically purchase inventory for stock, however we do maintain stock for sales to customers in Europe.  In the majority of our North American and Australian transactions we place orders with our suppliers based upon orders that we have received from our customers.

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

We use aluminum future contracts to manage our exposure to commodity price risk inherent in our activities.  It is our policy to hedge such risks, to the extent practicable.  We enter into hedges to limit our exposure to volatile price fluctuations in metals which would impact our gross margins on firm purchase and sales commitments.  As an example, we may enter into fixed price contracts with our suppliers and variable price sales contracts with our customers. We will utilize the futures market to match the terms of the purchase and sale through hedging our fixed purchase commitment by entering into a futures contract and selling the aluminum for future delivery in the month where the aluminum is to be priced and delivered to the customer.   We use hedges for no purpose other than to avoid exposure to changes in aluminum prices and foreign currency rates between when we buy a shipment of aluminum from a supplier and when we deliver it to a customer.

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

As disclosed in our 2007 10-K Risk Factors, the potential for losses using our hedging methodology is based on either counterparty defaults with banks for our foreign exchange hedging, the LME for our aluminum hedges, or customer defaults.  LME or foreign exchange counterparty default could impact our results of operations in the event that we had a derivative asset and were owed monies by these counterparties. In the event of customer defaults we may be forced to sell the material in the open market and absorb losses for metal or foreign exchange hedges that were applied to the defaulting customers’ transactions. Results of operations could be materially impacted in these instances as our hedge would effectively be cancelled due to the default.

Our derivatives are straightforward hedging and are held for price protection and not for purposes of trading in the futures market.  We earn our gross profit margin on the underlying physical product and not on the movement of aluminum prices. Utilizing this strategy, we insulate our results to the extent practicable from changes in market prices.

Our long-term growth will continue to depend upon understanding our customers’ particular requirements and delivering a high level of service and quality products that meet those requirements consistently.  Our growth and profitability will also depend upon our ability to continue building our market knowledge and in particular our understanding of the production capabilities of our suppliers.  We will also need to maintain, strengthen and expand our supplier relationships in light of continued pricing pressures.  Finally, we will need to succeed in identifying and executing opportunities to provide our customers additional value added offerings, in both our existing markets and product offerings as well as in broader or new product groups and geographic areas.

On August 13, 2007, we amended and restated our supply agreement with Hulamin, our largest supplier.  Under the amended agreement, we will remain Hulamin's exclusive distributor in the U.S. and Canada.  In contrast to the original agreement, which had no term but was terminable by either party on 12 months' written notice, the amended agreement provides for a fixed term that expires on August 9, 2008 and may be extended by mutual agreement.  In requesting this amendment, Hulamin expressed a desire to improve their profitability and have stated their intention to review their route to market this year which may result in our agreement being renewed or modified, or it may lapse.  Although the outcome is not entirely clear, we anticipate that Hulamin may sell directly to some of our larger customers on a direct basis while also continuing to distribute their product through us.  In the meantime, we plan to continue working closely with Hulamin as well as seeking to expand and diversify our sources of supply, including with some of our long-term existing suppliers, and with others that we have developed more recently, as well as with others with whom we may not have dealt previously.  We will also continue to work to diversify our business through distribution as well as by seeking opportunities to consider acquisitions both in our traditional and in other lines of business.  We believe that doing so remains strategically critical to the maintenance and growth of our business, whether or not the Hulamin agreement is renewed in August.

Application of Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2007 Annual Report on Form 10-K.  Except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) we have not adopted any significant new accounting policies during the three month period ended March 31, 2008.

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

Results of Operations for the Three Months Ended March 31, 2008 (in thousands)

During the first three months of 2008, net sales decreased by $20,812 to $119,029 from $139,841, or a 15% decrease from  the first three months of 2007.  This decrease was primarily due to lower shipment volumes in our North
American  market.

 Gross profit for the period ended March 31, 2008 was $6,210, a decline of $2,208, or 26%, as compared to our gross profit of $8,418 in the first three months of 2007.  Our gross profit margin was negatively impacted by lower sales as well as continued pricing pressures due to increased competition in our North American market from both domestic and overseas sources.  This strong competition compressed the fabrication premiums which we in turn can charge our customers.  Additionally, our extrusion manufacturing facility continued to operate significantly below capacity, which resulted in excessive fabrication costs and diminished our overall profitability.

SG&A increased by $260 from $2,516 to $2,776 or an increase of about 10%.  The main components of the increases were insurance premiums, consulting fees, and travel costs.

Interest expense for the first three months of 2008 was $1,659, a decrease of $367, or 18%, from our interest expense of $2,026 in the comparable period of 2007.  The decrease is mainly attributable to reduced loan balances as a result of the decrease in inventory and accounts receivable in the first quarter of 2008 as compared to the first quarter of 2007.

Net income for the first quarter of 2008 was $1,112, a 54% decline from our net income of $2,411 in the first quarter of 2007.

Liquidity and Capital Resources (in thousands, except per share data)

Our cash flow provided by operations during the first three months of 2008 was $1,391,  as compared to $7,282 used by operations during the first three months of 2007.  Net cash provided by operations was primarily the result of decreases in inventories of $15,659,  increases in accrued expenses of $8,452 and net income of $1,112 less increases in accounts receivable of $16,651, and decreases in trade accounts payable of $5,239.

Cash flows used in financing activities during the first three months of 2008 amounted to $596 as compared to $7,366 provided by financing during the first three months of 2007.  The cash used in financing activities consists mainly of payment of $491 in dividends.

We currently operate under a $175 million revolving line of credit, including a commitment to issue letters of credit, with five commercial banks.  Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin.  The applicable margin is determined by our leverage ratios.  Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.  This facility will expire on June 30, 2011.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of March 31, 2008 and December 31, 2007, the credit utilized amounted to, respectively, $135,312 and $112,735 (including approximately $42,062 and $19,485 of outstanding letters of credit).

In addition, our European subsidiary, Imbali Metals has entered into a separate credit facility for EUR 10 million, which includes a commitment to issues letters of credit with a commercial bank.  Amounts borrowed bear interest at EUROBOR plus an applicable margin.  The borrowings under this line of credit are secured by all of the assets of Imbali Metals and are unconditionally guaranteed by Empire Resources, Inc.  This agreement contains financial and other covenants.  The agreement has a one year term and may be renewed only by mutual agreement of both Imbali Metals and the bank. As of March 31, 2008 the credit utilized under this agreement amounted to EUR 9.9 million (US $15,680).

On March 18, 2008, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on March 31, 2008.  The dividend totaling $491 is reflected in dividends payable and was paid on April 14, 2008.  The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

Management believes that cash from operations, together with funds available under our credit facility, will be sufficient to fund the anticipated cash requirements relating to our existing operations through the expiration of our current credit facility.   We may require additional debt financing in connection with any future expansion of our operations.

Commitments and Contingencies (in thousands)

We had outstanding letters of credit totaling $42,061 to certain of our suppliers as of March 31, 2008.

As discussed above, we have unconditionally guaranteed the EUR 10 million, one-year renewable credit facility of our wholly owned Belgian subsidiary, Imbali.  Loans under the facility bear interest at a rate of 1.75% per annum in excess of EURIBOR, and as of March 31, 2008, there were loans of EUR 9.9 million (US $15,680) outstanding.

Except as noted, there have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

We hedge metal pricing and foreign currency for the portion of our purchase and sales contracts that we deem appropriate. There is a risk of a counterparty default in fulfilling the hedge contract.  Should there be a counterparty default, we could be exposed to losses on the original hedged contract.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No response required because of registrant’s filing status as a smaller reporting company.

Item 4A (T). Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of March 31, 2008 (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings.

 A. W. Financial Services, S.A., a French company ("AWF"), filed a complaint against us, as well as against the transfer agent for our shares, American Stock Transfer & Trust Company ("AST"), and AST's agent or sub-contractor, Affiliated Computer Services, Inc. ("ACS"), on September 28, 2007, in the U.S. District Court, Southern District of New York, claiming that 30,426 shares of the Company's common stock owned by AWF, as well as related dividends, were improperly delivered to the State of Delaware as unclaimed (escheated) property.  AWF alleges that the escheatment resulted from, among other things, the negligence of each defendant and a breach of fiduciary duty by us.  In addition, AWF alleges that through the escheatment we and the other defendants converted its property.  AWF claims that it has suffered damages of not less than $870,000, reflecting in general the difference between the value of the shares when liquidated by the State of Delaware (or its agent, ACS) and when AWF claims to have first inquired about selling the shares in the spring of 2006, plus dividends that it would have received in that period, plus interest, plus an amount reflecting the loss in value of the dollar against the euro.  AWF is also seeking specific performance, namely that we deliver to it a stock certificate in its name representing 30,426 shares of the Company's common stock.  Since the initial complaint, AST has filed cross-claims against us and ACS seeking indemnity for any losses resulting to it from AWF's claims. We first received actual notice of this lawsuit on March 5, 2008.  On March 18, 2008, we filed an answer to the complaint denying its material allegations and asserting affirmative defenses.  On April 4, 2008, AWF filed an amended complaint.  Counsel for AST has agreed that, as a result, its cross-claim is currently moot.  On May 2, 2008, we filed a motion to dismiss the amended complaint for failure to state a claim.  The briefing of that motion is ongoing.  We believe that we have meritorious defenses to the complaint and the cross-claim and intend to defend against these claims vigorously.

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
-------------------------
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

Dated:	May 15, 2008	By:	/s/	Sandra Kahn
Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)