Form 10-Q
period 2008-06-30
EMPIRE RESOURCES INC /NEW/
filed 2008-08-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Common Stock, par value $0.01 per share	9,826,184
(Class)	(Outstanding on August 8, 2008)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

Introduction

We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. Our results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

PART I                     FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
 In thousands, except share and per share amounts

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$3,803	$2,228
Restricted cash	9	0
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	71,575	63,188
Inventories	121,635	105,129
Other current assets, including derivatives	7,995	9,078
Total current assets	205,017	179,623
Property and equipment, net	7,600	7,751
Deferred financing costs, net of accumulated amortization of $117 and $106	409	357
Total Assets	$213,026	$187,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$110,179	$107,867
Current maturities of long-term debt	129	125
Trade accounts payable	53,971	35,495
Accrued expenses and derivative liabilities	13,235	9,940
Dividends payable	491	491
Total current liabilities	178,005	153,918
Long-term debt, net of current maturities	1,981	2,056
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2008 and December 31, 2007	117	117
Additional paid-in capital	11,709	11,709
Retained earnings	24,688	23,490
Accumulated other comprehensive loss	(1,235)	(1,320)
Treasury stock (1,923,467 shares)	(2,239)	(2,239)
Total stockholders' equity	33,040	31,757
Total Liabilities and Stockholders' equity	$213,026	$187,731

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$104,264	$116,780	$223,293	$256,621
Cost of goods sold	97,981	110,259	210,800	241,682
Gross profit	6,283	6,521	12,493	14,939
Selling, general and administrative expenses	2,756	2,708	5,532	5,224
Operating income	3,527	3,813	6,961	9,715
Interest expense	1,798	2,081	3,457	4,107
Income before income taxes	1,729	1,732	3,504	5,608
Income taxes	661	607	1,324	2,072
Net income	$1,068	$1,125	$2,180	$3,536
Weighted average shares outstanding:
Basic	9,826	9,790	9,826	9,790
Diluted	9,977	10,050	9,974	10,051
Earnings per share:
Basic	$0.11	$0.11	$0.22	$0.36
Diluted	$0.11	$0.11	$0.22	$0.35

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows(Unaudited)
In thousands

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,180	$3,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	269	247
Deferred income taxes	118
Other	(557)	22
Changes in:
Restricted cash	(9)	719
Trade accounts receivable	(7,745)	(12,640)
Inventories	(15,248)	22,639
Other current assets	1,029	(6,110)
Trade accounts payable	18,413	(5,936)
Accrued expenses	3,046	(11,674)
Net cash provided by (used in) operating activities	1,496	(9,197)
Cash flows used in investing activities:
Investment in marketable securities		(14)
Purchases of property and equipment	(43)	(117)
Net cash used in investing activities	(43)	(131)
Cash flows from financing activities:
Proceeds from notes payable – banks	1,250	12,212
Repayments - mortgage payable	(71)	(58)
Dividends paid	(983)	(2,544)
Deferred financing costs	(125)
Net cash provided by financing activities	71	9,610
Net increase in cash	1,524	282
Effect of exchange rate on cash	51
Cash at beginning of period	2,228	1,243
Cash at end of period	$3,803	$1,525
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,385	$4,199
Income taxes	$300	$3,391
Non Cash Financing Activities:
Dividend declared but not yet paid	$491	$490

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

3. Concentrations

One major customer accounted for approximately 13% and 12% of our consolidated net sales, respectively, for the three and six month period ended June 30, 2008 as compared to 6% and 9% for the three and six month periods ended June 30, 2007.

                We purchase aluminum from a number of suppliers located throughout the world. One supplier, Hulamin Ltd., accounted for 49% of total purchases during the six month period ended June 30, 2008 as compared to 54% during the six month period ended June 30, 2007.  On June 25, 2008, we signed a new agreement, effective August 10, 2008, with Hulamin Ltd., our principal supplier.  As of August 10, 2008, Hulamin may conclude sales of its products to those North American customers who wish to procure directly from Hulamin. Subject to the availability of product, the agreement calls for Hulamin to continue to work closely with Empire in satisfying market requirements, recognizing that Empire remains an important customer for Hulamin. This arrangement is of an evergreen nature and can be terminated by either party on twelve months written notice.

We do not know whether or to what extent our new arrangement with Hulamin will affect our business.  If it results in a significant degree of effective new competition or disruption to our supply of products and we are unable to replace the volume from other sources, it would have a material adverse effect on our business, financial condition and results of operation.

  Three other suppliers accounted for 33% of total purchases during the six months of 2008 as compared to 29% during the first six months of 2007.  The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4.  Stock Options

We account for stock options using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date.  We do not have any outstanding unvested employee stock options, and during the six month period ended June 30, 2008, we did not grant any stock options or any other stock-based awards.

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

Our credit agreement provides for a $175 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub-facility.  The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of June 30, 2008 and December 31, 2007, the credit utilized under this agreement amounted to respectively, $144,557,000 and $112,735,000 (including $50,057,000 and $19,485,000 of outstanding letters of credit).

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

In addition, we are a party to a mortgage and related interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse.  The mortgage loan, which had an outstanding balance of $2.11  million at June 30, 2008 and $2.18 million at December 31, 2007, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014.  Under the interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

In addition, Imbali Metals BVBA, our wholly owned Belgian subsidiary ("Imbali"), is party to a secured credit facility with Fortis Bank SA/NV, New York Branch, under which Imbali has a EUR 12 million commitment available for loans and documentary letters of credit.  The credit facility expires June 30, 2009.  This credit facility, which is unconditionally guaranteed by Empire Resources, Inc., provides that amounts may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EURIBOR.  The facility may be renewed subject to the agreement of both parties.  As of June 30, 2008 and December 31, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $15,679,000 and US$14,617,000).

7. Earnings Per Share (In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding-basic	9,826	9,790	9,826	9,790
Dilutive effect of stock options	151	260	148	261
Weighted average shares outstanding-diluted	9,977	10,050	9,974	10,051
Basic Earnings per Share	$0.11	$0.11	$0.22	$0.36
Diluted Earnings per Share	$0.11	$0.11	$0.22	$0.35

Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus potential dilutive common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

On June 24, 2008 our Board of Directors declared cash dividends $0.05 per share or $491,300 to stockholders of record at the close of business on July 8, 2008, which was paid on July 16, 2008.  The Board of Directors intends to review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to profitability, free cash flow and other requirements of the business.

9. Commitments and Contingencies

We have outstanding letters of credit to certain of our suppliers, which at June 30, 2008 amounted to approximately $50,057,000.

A. W. Financial Services, S.A., a French company ("AWF"), filed a complaint against us, as well as against the transfer agent for our shares, American Stock Transfer & Trust Company ("AST"), and AST's agent or sub-contractor, Affiliated Computer Services, Inc. ("ACS"), on September 28, 2007, in the U.S. District Court, Southern District of New York, claiming that 30,426 shares of the Company's common stock owned by AWF, as well as related dividends, were improperly delivered to the State of Delaware as unclaimed (escheated) property.  AWF alleges that the escheatment resulted from, among other things, the negligence of each defendant and a breach of fiduciary duty by us.  In addition, AWF alleges that through the escheatment we and the other defendants converted its property.  AWF claims that it has suffered damages of not less than $870,000, reflecting in general the difference between the value of the shares when liquidated by the State of Delaware (or its agent, ACS) and when AWF claims to have earlier inquired about selling the shares in the spring of 2006, plus dividends that it would have received in that period, plus interest, plus an amount reflecting the loss in value of the dollar against the euro.  AWF is also seeking specific performance, namely that we deliver to it a stock certificate in its name representing 30,426 shares of the Company's common stock.  Since the initial complaint, AST has filed cross-claims against us and ACS seeking indemnity for any losses resulting to it from AWF's claims. We first received actual notice of this lawsuit on March 5, 2008.  On March 18, 2008, we filed an answer to the complaint denying its material allegations and asserting affirmative defenses.  On April 4, 2008, AWF filed an amended complaint.  Counsel for AST has agreed that, as a result, its cross-claim is moot.  On May 2, 2008, we filed a motion to dismiss the amended complaint for failure to state a claim.  The briefing of that motion is ongoing.  We believe that we have meritorious defenses to the complaint and intend to defend against its claims vigorously.

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

At June 30, 2008 and December 31, 2007, net unrealized losses on our open foreign exchange forward contracts amounted to approximately $1,542,000 and $890,000, respectively. Net unrealized losses on aluminum futures contracts at June 30, 2008 were approximately $1,855,000 and net unrealized gains on aluminum futures contracts at December 31, 2007 amounted to approximately $2,865,000.

These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments and the dollar equivalent of foreign currency denominated accounts receivable which were hedged.  On June 30, 2008, open derivative contracts are reflected in the accompanying balance sheet in derivative liabilities ($3,397,000).  On December 31, 2007, such amounts are reflected in the accompanying 2007 balance sheet in derivative assets $2,865,000 and in derivative liabilities ($890,000).

For the six months ended June 30, 2008 and 2007, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

In connection with our revolving line of credit, we are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010.  In addition, we are a party to an interest rate swap for $2.11 million in connection with the mortgage on our Baltimore warehouse.  These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount.  At June 30, 2008 and December 31, 2007, net unrealized losses on interest rate swaps amounted to $2,614,000 and $2,463,000  respectively, which are included in derivative liabilities with a corresponding debit, net of deferred tax benefit, in accumulated other comprehensive loss in the accompanying balance sheet.

11.  Comprehensive Income
       (In thousands)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$1,068	$1,125	$2,180	$3,536
Foreign currency translation gain (loss)	(31)	8	182	6
Change in fair value of marketable securities, net of tax	(3)	7	(3)	12
Change in fair value of interest rate swap, net of tax	1,192	624	(94)	19
Comprehensive (loss) income	$2,226	$1,764	$2,265	$3,573

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

The following section describes the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Derivative contracts are valued using quoted market prices and significant other observable inputs. Such financial instruments consist of aluminum contracts, foreign currency contracts, or interest rates swaps. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Major categories of financial assets and liabilities measured at fair value at June 30, 2008 are classified as follows:

	Level 1	Level 2
Assets:
Marketable Securities	$27
Liabilities:
Foreign Currency Future Contracts	$1,542
Aluminum Future Contracts	$1,855
Interest Rate Swap Contracts		$2,614

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact SFAS No. 161 may have on the required disclosures in its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our particular risks include those factors listed under “Risk Factors,” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2007.  We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulamin Ltd.; failure to successfully integrate manufacturing and the sales of extrusions into our business; changes in the size and nature of the our competition; changes in interest rates, foreign currencies or spot prices of aluminum; counterparty defaults, loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The following MD&A is intended to help you understand our results of operations and financial condition.  This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand.  We also manufacture prime aluminum extruded products in our facility located in Baltimore, MD.  We sell our products through our own marketing and sales personnel and independent sales agents who are located in North America and Europe and who receive commissions on sales.  We purchase our products from suppliers located throughout the world.  One supplier, Hulamin Ltd., furnished approximately 49% of our products in the first six months of 2008.  In our North American and Australian businesses we do not typically purchase inventory for stock, however we do maintain stock for sales to customers in Europe.  In the majority of our North American and Australian transactions we place orders with our suppliers based upon orders that we have received from our customers.

The industry in which we operate is the sale and distribution of semi-finished aluminum products.  These products are manufactured worldwide by rolling and extrusion facilities, many of which are owned by large integrated companies and others by independent producers.  The products we purchase are in turn sold to varied metal working industries including automotive, housing, packaging, as well as to distributors.

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

We use aluminum futures contracts to manage our exposure to commodity price risk inherent in our activities.  It is our policy to hedge such risks, to the extent practicable.  We enter into hedges to limit our exposure to volatile price fluctuations in metals which would impact our gross margins on firm purchase and sales commitments.  As an example, we may enter into fixed price contracts with our suppliers and variable price sales contracts with our customers. We will utilize the futures market to match the terms of the purchase and sale through hedging our fixed purchase commitment by entering into a futures contract and selling the aluminum for future delivery in the month where the aluminum is to be priced and delivered to the customer.   We use hedges for no purpose other than to avoid exposure to changes in aluminum prices between when we buy a shipment of aluminum from a supplier and when we deliver it to a customer.

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

As disclosed in our 2007 Form 10-K Risk Factors, the potential for losses using our hedging methodology is based on either counterparty defaults with banks for our foreign exchange hedging, the LME for our aluminum hedges, or customer or supplier defaults.  LME or foreign exchange counterparty default could impact our results of operations in the event that we had a derivative asset and were owed monies by these counterparties. In the event of customer defaults we may be forced to sell the material in the open market and absorb losses for metal or foreign exchange hedges that were applied to the defaulting customers’ transactions. In the event of a supplier default, we may be forced to purchase material in the open market and absorb losses for metal hedges that were applied to the defaulting suppliers’ transactions. Results of operations could be materially impacted in these instances as our hedge would effectively be cancelled due to the default.

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

On June 25, 2008 we announced that we signed a new agreement with Hulamin Ltd., our principal supplier, which became effective on August 10, 2008.  As of August 10, 2008, Hulamin may conclude sales of its products to those North American customers who wish to procure directly from Hulamin. Subject to the availability of product, the agreement calls for Hulamin to continue to work closely with Empire in satisfying market requirements, recognizing that Empire remains an important customer for Hulamin. This arrangement is of an evergreen nature and can be terminated by either party on twelve months written notice.

We do not know whether or to what extent our new arrangement with Hulamin will affect our business, and we may not know for some time to come.  However, if it results in a significant degree of effective new competition or disruption to our supply of products and we are unable to replace the volume from other sources, it would have a material adverse effect on our business, financial condition and results of operation.

Application of Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2007 Annual Report on Form 10-K.  Except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) we have not adopted any significant new accounting policies during the six month period ended June 30, 2008.

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

Results of Operations for the Six Months Ended June 30, 2008 (in thousands)

                During the first six months of 2008, net sales decreased by $33,328 from $256,621 to $223,293, or a 13% decrease from the first six months of 2007. This decrease was due to lower unit volumes shipped in North America. Gross profit declined by $2,446 to $12,493 from $14,939 for the period, or a 16% decrease, in the first six months of 2008 as compared to the first six months of 2007.  Additionally, the Company continued to face challenges in bringing its extrusion production facility to full capacity utilization, negatively impacting the gross profit margins.

Interest expense decreased during the three month period by $283 from $2,081 to $1,798. This 14% decrease in interest expense is due to the lower interest rate environment during the period.

                Net income decreased from $3,536 in the first six months of 2007 to $2,180 in the first six months of 2008 primarily due to the decline in our sales during the period.

Results of Operations for the Three Months Ended June 30, 2008 (in thousands)

                 Net sales decreased by $12,516 or 11% during the second quarter of 2008 from $116,780 in 2007 to $104,264 in 2008. This decrease is due to lower unit volumes shipped within North America. Gross profit decreased in the current three month period by $238 from $6,521 to $6,283 as compared to the same period in 2007, nevertheless the gross profit margin was positively impacted by sales of a favorable product mix.  However, the Company continued to face challenges in bringing its extrusion production facility to full capacity utilization, negatively impacting the gross profit margins.

Interest expense decreased during the three month period by $283 from $2,081 to $1,798. This 14% decrease in interest expense is due to the lower interest rate environment during the period.

                Net income decreased by $57, or 5%, from $1,125 to $1,068 for the three months ended June 30, 2008.

Liquidity and Capital Resources (in thousands, except per share data)

Our cash flow provided by operations during the first six months of 2008 was $1,496, as compared to $9,197 used by operations during the first six months of 2007.  Net cash provided by operations was primarily the result of increases in accounts payable of $18,413 and accrued expenses of $3,046 and net income of $2,180, offset by increases in inventories of $15,248 and accounts receivables of $7,745.

Cash flows provided by financing activities during the first six months of 2008 amounted to $71 as compared to $9,610 during the first six months of 2007.  The cash provided by financing activities consists mainly of payment of $983 in dividends and $1,250 in proceeds from notes payable.

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

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of June 30, 2008 and December 31, 2007, the credit utilized amounted to, respectively, $144,557 and $112,735 (including approximately $50,057 and $19,485 of outstanding letters of credit).

In addition, our European subsidiary, Imbali Metals has entered into a separate credit facility for EUR 12 million, which includes a commitment to issues letters of credit with a commercial bank.  Amounts borrowed bear interest at EUROBOR plus an applicable margin.  The borrowings under this line of credit are secured by all of the assets of Imbali Metals and are unconditionally guaranteed by Empire Resources, Inc.  This agreement contains financial and other covenants.  The agreement has a one year term and may be renewed only by mutual agreement of both Imbali Metals and the bank. As of June 30, 2008 the credit utilized under this agreement amounted to EUR 9.9 million (US $15,679).

On June 24, 2008, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on June 30, 2008.  The dividend totaling $491 is reflected in dividends payable and was paid on July 16, 2008.  The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

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

Commitments and Contingencies (in thousands)

We had outstanding letters of credit totaling $50,057 to certain of our suppliers as of June 30, 2008.

As discussed above, we have unconditionally guaranteed the EUR 12 million, one-year renewable credit facility of our wholly owned Belgian subsidiary, Imbali.  Loans under the facility bear interest at a rate of 1.75% per annum in excess of EURIBOR, and as of June 30, 2008, there were loans of EUR 9.9 million (US $15,679) outstanding.

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

Item 4A (T). Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of June 30, 2008 (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings.

 A. W. Financial Services, S.A., a French company ("AWF"), filed a complaint against us, as well as against the transfer agent for our shares, American Stock Transfer & Trust Company ("AST"), and AST's agent or sub-contractor, Affiliated Computer Services, Inc. ("ACS"), on September 28, 2007, in the U.S. District Court, Southern District of New York, claiming that 30,426 shares of the Company's common stock owned by AWF, as well as related dividends, were improperly delivered to the State of Delaware as unclaimed (escheated) property.  AWF alleges that the escheatment resulted from, among other things, the negligence of each defendant and a breach of fiduciary duty by us.  In addition, AWF alleges that through the escheatment we and the other defendants converted its property.  AWF claims that it has suffered damages of not less than $870,000, reflecting in general the difference between the value of the shares when liquidated by the State of Delaware (or its agent, ACS) and when AWF claims to have earlier inquired about selling the shares in the spring of 2006, plus dividends that it would have received in that period, plus interest, plus an amount reflecting the loss in value of the dollar against the euro.  AWF is also seeking specific performance, namely that we deliver to it a stock certificate in its name representing 30,426 shares of the Company's common stock.  Since the initial complaint, AST has filed cross-claims against us and ACS seeking indemnity for any losses resulting to it from AWF's claims. We first received actual notice of this lawsuit on March 5, 2008.  On March 18, 2008, we filed an answer to the complaint denying its material allegations and asserting affirmative defenses.  On April 4, 2008, AWF filed an amended complaint.  Counsel for AST has agreed that, as a result, its cross-claim is moot.  On May 2, 2008, we filed a motion to dismiss the amended complaint for failure to state a claim.  The briefing of that motion is ongoing.  We believe that we have meritorious defenses to the complaint and intend to defend against its claims vigorously.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           We held our annual meeting of stockholders on June 24, 2008.

(b)           Our current directors, being William Spier, Nathan Kahn, Sandra Kahn, Harvey Wrubel, Jack Bendheim, Peter J. Howard, Nathan Mazurek, L. Rick Milner and Morris J. Smith, were re-elected as directors at the annual meeting.

(c)           At the annual meeting, two matters were voted upon by shareholders.  The results were as follows:

Proposal 1 -- Election of Directors.  By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.  There were no broker non-votes in the election of directors.
	FOR	WITHHELD
WILLIAM SPIER	8,223,981	592,071
NATHAN KAHN	8,228,183	587,869
SANDRA KAHN	8,221,911	594,141
HARVEY WRUBEL	8,229,171	586,881
JACK BENDHEIM	8,552,900	263,152
PETER G. HOWARD	8,228,729	587,323
NATHAN MAZUREK	8,555,100	260,952
MORRIS J. SMITH	8,553,700	262,352
L. RICK MILNER	8,554,390	261,662

Proposal 2 -- Ratification of Eisner, LLP as independent accountants for the current fiscal year.  The shareholders voted to ratify the selection of Eisner, LLP as our independent public accounting firm for the current fiscal year.

For:	8,673,310
Against:	121,498
Abstain:	21,241

Item 5. Other Information.

None.

Item 6. Exhibits.

The following are included as exhibits to this report:

Exhibit No.	Description
10.30	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 30, 2008 between the Registrant and JPMorgan Chase Bank, N.A., as Lead Arranger and Administrative Agent.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
-------------------------
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPIRE RESOURCES, INC.

Dated:	August 14, 2008	By:	/s/	Sandra Kahn
Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)