Form 10-Q
period 2008-09-30
EMPIRE RESOURCES INC /NEW/
filed 2008-11-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Common Stock, par value $0.01 per share	9,526,184
(Class)	(Outstanding on November 10, 2008)

EMPIRE RESOURCES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Introduction

We have prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. Our results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  We urge you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

PART I                      FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
 In thousands, except share and per share amounts

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$ 2,685	$ 2,228
Trade accounts receivable (less allowance for doubtful accounts of $191 and $191)	76,404	63,188
Inventories	103,459	105,129
Other current assets, including derivatives	19,405	9,078
Total current assets	201,953	179,623
Property and equipment, net	7,507	7,751
Deferred financing costs, net of accumulated amortization of $129 and $106	396	357
Total Assets	$ 209,856	$ 187,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$ 136,340	$ 107,867
Current maturities of long-term debt	130	125
Trade accounts payable	29,715	35,495
Accrued expenses and derivative liabilities	7,951	9,940
Dividends payable	487	491
Total current liabilities	174,623	153,918
Long-term debt, net of current maturities	1,947	2,056
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2008 and December 31, 2007	117	117
Additional paid-in capital	11,709	11,709
Retained earnings	25,328	23,490
Accumulated other comprehensive loss	(1,426)	(1,320)
Treasury stock (1,988,967 and 1,923,467 shares)	(2,442)	(2,239)
Total stockholders' equity	33,286	31,757
Total Liabilities and Stockholders' equity	$ 209,856	$ 187,731

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$124,510	$109,907	$347,803	$366,528
Cost of goods sold	118,236	104,783	329,036	346,465
Gross profit	6,274	5,124	18,767	20,063
Selling, general and administrative expenses	2,605	2,313	8,137	7,537
Operating income	3,669	2,811	10,630	12,526
Interest expense	1,897	1,955	5,354	6,062
Income before income taxes	1,772	856	5,276	6,464
Income taxes	645	319	1,969	2,391
Net income	$1,127	$537	$3,307	$4,073
Weighted average shares outstanding:
Basic	9,818	9,790	9,823	9,790
Diluted	9,935	10,035	9,961	10,046
Earnings per share:
Basic	$0.11	$0.05	$0.34	$0.42
Diluted	$0.11	$0.05	$0.33	$0.41

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,307	$4,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	328	308
Deferred income taxes	202	318
Other	(210)	100
Changes in:
Restricted cash	0	1,046
Trade accounts receivable	(13,270)	(4,916)
Inventories	1,674	14,101
Other current assets	(10,494)	(9,717)
Trade accounts payable	(5,769)	(3,986)
Accrued expenses	(2,133)	1,918
Net cash (used in) provided by operating activities	(26,365)	3,245
Cash flows used in investing activities:
Investment in marketable securities		130
Purchases of property and equipment	(44)	(240)
Net cash used in investing activities	(44)	(110)
Cash flows from financing activities:
Proceeds from notes payable – banks	28,750	1,164
Repayments - mortgage payable	(103)	(87)
Dividends paid	(1,474)	(3,034)
Deferred financing costs	(75)
Treasury stock purchases	(203)
Net cash provided by (used in) financing activities	26,895	(1,957)
Net increase in cash	486	1,178
Effect of exchange rate on cash	(29)
Cash at beginning of period	2,228	1,243
Cash at end of period	$2,685	$2,421
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,132	$6,303
Income taxes	$422	$3,441
Non Cash Financing Activities:
Dividend declared but not yet paid	$487	$490

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

3. Concentrations

One major customer accounted for approximately 14% of our consolidated net sales for the nine month period ended September 30, 2008 as compared to 11% for the nine month period ended September 30, 2007.

                We purchase aluminum from a number of suppliers located throughout the world. One supplier, Hulamin Ltd., accounted for 48% of total purchases during the nine month period ended September 30, 2008 as compared to 54% during the nine month period ended September 30, 2007.  On June 25, 2008, we signed a new agreement, effective August 10, 2008, with Hulamin Ltd., our principal supplier.   Hulamin may conclude sales of its products to those North American customers who wish to procure directly from Hulamin. Subject to the availability of product, the agreement calls for Hulamin to continue to work closely with Empire in satisfying market requirements, recognizing that Empire remains an important customer for Hulamin. This arrangement is of an evergreen nature and can be terminated by either party on twelve months written notice.

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

  Three other suppliers accounted for 35% of total purchases during the nine months of 2008 as compared to 31% during the first nine months of 2007.  The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us would have a material adverse effect on our business.

4.  Stock Options

We account for stock options using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires recognition of stock-based compensation expense for an award of equity instruments, including stock options, over the vesting period based on the fair value of the award at the grant date.  We do not have any outstanding unvested employee stock options, and during the nine month period ended September 30, 2008, we did not grant any stock options or any other stock-based awards.

5. Inventories

Inventories, which consist primarily of purchased semi-finished aluminum products, are stated at the lower of cost or market.  Cost is determined by the specific-identification method. Inventory is mostly purchased for specific customer orders.  The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

6. Notes Payable—Banks

We operate under a credit agreement with JPMorgan Chase Bank, N.A. as lenders’ agent, and Rabobank International, New York branch, Citicorp USA, Inc., Fortis Capital Corp. and Brown Brothers Harriman & Co.

Our credit agreement provides for a $175 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub-facility.  The credit agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of September 30, 2008 and December 31, 2007, the credit utilized under this agreement amounted to respectively, $150,309,000 and $112,735,000 (including $28,309,000 and $19,485,000 of outstanding letters of credit).

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

In addition, we are a party to a mortgage and related interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse.  The mortgage loan, which had an outstanding balance of $2.08 million at September 30, 2008 and $2.18 million at December 31, 2007, requires monthly payments of approximately $21,600, including interest at LIBOR + 1.75%, and matures in December 2014.  Under the interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

In addition, Imbali Metals BVBA, our wholly owned Belgian subsidiary ("Imbali"), is party to a secured credit facility with Fortis Bank SA/NV, New York Branch, under which Imbali has a EUR 12 million commitment available for loans and documentary letters of credit.  The credit facility expires June 30, 2009.  This credit facility, which is unconditionally guaranteed by Empire Resources, Inc., provides that amounts may be borrowed, repaid and re-borrowed, subject to a borrowing base test. The loans under the facility bear interest at a rate equal to 1.75% per annum in excess of EURIBOR.  The facility may be renewed subject to the agreement of both parties.  As of September 30, 2008 and December 31, 2007 the credit utilized under this agreement amounted to EUR 9.9 million (US $14,340,000 and US$14,617,000).

7. Earnings Per Share (In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding-basic	9,818	9,790	9,823	9,790
Dilutive effect of stock options	117	245	138	256
Weighted average shares outstanding-diluted	9,935	10,035	9,961	10,046
Basic Earnings per Share	$.11	$0.05	$.34	$0.42
Diluted Earnings per Share	$.11	$0.05	$.33	$0.41

Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus potential dilutive common shares from assumed exercise of the outstanding stock options using the treasury stock method.

8. Dividends

On September 18, 2008 our Board of Directors declared a cash dividend of $0.05 per share or $487,000 to stockholders of record at the close of business on September 30, 2008, which was paid on October 16, 2008.  The Board of Directors intends to review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to profitability, free cash flow and other requirements of the business.

9. Commitments and Contingencies

We have outstanding letters of credit to certain of our suppliers, which at September 30, 2008 amounted to approximately $28,309,000.

A. W. Financial Services, S.A., a French company ("AWF"), filed a complaint against us, as well as against the transfer agent for our shares, American Stock Transfer & Trust Company ("AST"), and AST's agent or sub-contractor, Affiliated Computer Services, Inc. ("ACS"), on September 28, 2007, in the U.S. District Court, Southern District of New York, claiming that 30,426 shares of the Company's common stock owned by AWF, as well as related dividends, were improperly delivered to the State of Delaware as unclaimed (escheated) property.  AWF alleges that the escheatment resulted from, among other things, the negligence of each defendant and a breach of fiduciary duty by us.  In addition, AWF alleges that through the escheatment we and the other defendants converted its property.  AWF claims that it has suffered damages of not less than $870,000, reflecting in general the difference between the value of the shares when liquidated by the State of Delaware (or its agent, ACS) and when AWF claims to have earlier inquired about selling the shares in the spring of 2006, plus dividends that it would have received in that period, plus interest, plus an amount reflecting the loss in value of the dollar against the euro.  AWF is also seeking specific performance, namely that we deliver to it a stock certificate in its name representing 30,426 shares of the Company's common stock.  Since the initial complaint, AST has filed cross-claims against us and ACS seeking indemnity for any losses resulting to it from AWF's claims. We first received actual notice of this lawsuit on March 5, 2008.  On March 18, 2008, we filed an answer to the complaint denying its material allegations and asserting affirmative defenses.  On April 4, 2008, AWF filed an amended complaint.  Counsel for AST has agreed that, as a result, its cross-claim is moot.  On May 2, 2008, we and the other defendants filed motions to dismiss the amended complaint for failure to state a claim.  The briefing of those motions has been completed but the court has not yet ruled.   We believe that we have meritorious defenses to the complaint and intend to defend against its claims vigorously.

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

At September 30, 2008 and December 31, 2007, net unrealized gains and losses on our open foreign exchange forward contracts amounted to approximately $968,000 and ($890,000), respectively. Net unrealized gains on aluminum futures contracts at September 30, 2008 and December 31, 2007, were approximately $15,302,000 and $2,865,000 respectively.

These amounts, which represent the fair value of the open derivative contracts, were offset through earnings by like amounts for the changes in the fair value of inventories and commitments and the dollar equivalent of foreign currency denominated accounts receivable which were hedged.  On September 30, 2008, open derivative contracts are reflected in the accompanying balance sheet in derivative assets $16,270,000.  On December 31, 2007, such amounts are reflected in the accompanying 2007 balance sheet in derivative liabilities ($2,865,000) and in derivative liabilities $890,000.

For the nine months ended September 30, 2008 and 2007, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

In connection with our revolving line of credit, we are a party to interest rate swaps with a total notional amount of $70 million terminating in 2010.  In addition, we are a party to an interest rate swap for $2.08 million in connection with the mortgage on our Baltimore warehouse.  These swaps are designated as a cash flow hedge of the variable interest on that portion of the credit agreement up to the notional amount.  At September 30, 2008 and December 31, 2007, net unrealized losses on interest rate swaps amounted to $2,590,000 and $2,463,000  respectively, which are included in derivative liabilities with a corresponding debit, net of deferred tax benefit, in accumulated other comprehensive loss in the accompanying balance sheet.

11.  Comprehensive Income
       (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$1,127	$537	$3,307	$4,073
Foreign currency translation (loss) gain	(204)	111	(22)	117
Change in fair value of marketable securities, net of tax	(2)	(26)	(5)	(14)
Change in fair value of interest rate swap, net of tax	15	(862)	(79)	(843)
Comprehensive (loss) income	$936	$(240)	$3,201	$3,333

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

Major categories of financial assets and liabilities measured at fair value at September 30, 2008 are classified as follows:

	Level 1	Level 2
Assets:
Foreign Currency Future Contracts	$968
Aluminum Future Contracts	$15,302

Liabilities:
Interest Rate Swap Contracts		$2,590

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussions set forth below and elsewhere herein contain certain statements that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our particular risks include those factors listed under “Risk Factors,” beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2007.  We are also subject to many other uncertainties, such as changes in general, national or regional economic conditions; an act of war or terrorism that disrupts international shipping; changes in laws, regulations and tariffs; the imposition of anti-dumping duties on the products imported, including those produced by Hulamin Ltd.; failure to successfully integrate manufacturing and the sales of extrusions into our business; changes in the size and nature of the our competition; changes in interest rates, foreign currencies or spot prices of aluminum; counterparty defaults, inability of our banks to fund as per our agreement, loss of one or more foreign suppliers or key executives; loss of one or more significant customers; increased credit risk from customers; failure to grow internally or by acquisition and to integrate acquired businesses; and failure to improve operating margins and efficiencies.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The following MD&A is intended to help you understand our results of operations and financial condition.  This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to them.

We are engaged principally in the purchase, sale and distribution of semi-finished aluminum products to a diverse customer base located throughout the United States and Canada, Europe, Australia and New Zealand.  We also manufacture prime aluminum extruded products in our facility located in Baltimore, MD.  We sell our products through our own marketing and sales personnel and independent sales agents who are located in North America and Europe and who receive commissions on sales.  We purchase our products from suppliers located throughout the world.  One supplier, Hulamin Ltd., furnished approximately 48% of our products in the first nine months of 2008.  In our North American and Australian businesses we do not typically purchase inventory for stock, however we do maintain stock for sales to customers in Europe.  In the majority of our North American and Australian transactions we place orders with our suppliers based upon orders that we have received from our customers.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note B to our financial statements included in our 2007 Annual Report on Form 10-K.  Except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) we have not adopted any significant new accounting policies during the nine month period ended September 30, 2008.

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

Results of Operations for the Nine Months Ended September 30, 2008 (in thousands)

                During the first nine months of 2008, net sales decreased by $18,725 from $366,528 to $347,803, or a 5% decrease from the first nine months of 2007. This decrease was due to lower unit volumes shipped in North America during the nine month period.  Gross profit declined by $1,296 to $18,767 from $20,063 for the period, or a 6% decrease, in the first nine months of 2008 as compared to the first nine months of 2007.  Additionally, the Company continued to face challenges in bringing its extrusion production facility to full capacity utilization, negatively impacting the gross profit margins.

                During the first nine months of 2008, interest expense declined by $708 to $5,354 from $6,062 over the same nine month period in 2007.  This 12% reduction in interest expense resulted from the lower interest rate environment during the nine month period.

                Net income decreased from $4,073 in the first nine months of 2007 to $3,307 in the first nine months of 2008 primarily due to the decline in sales and increase in sales, general and administrative expense, of insurance, legal, and payroll costs, during the nine month period.

Results of Operations for the Three Months Ended September 30, 2008 (in thousands)

                Net sales increased by $14,603 or 13% during the third quarter of 2008 from $109,907 in 2007 to $124,510 in 2008. This increase is due to higher underlying aluminum ingot pricing. Gross profit increased in the current three month period by $1,150 from $5,124 to $6,274 as compared to the same period in 2007.  The gross profit margin was positively impacted by sales of a favorable product mix.  However, the Company continues to face challenges in bringing its extrusion production facility to full capacity utilization, negatively impacting the gross profit margins.

Interest expense decreased during the three month period by $58 from $1,955 to $1,897. This 3% decrease in interest expense is due to the lower interest rate environment during the period.

                Net income increased by $590, or 110%, from $537 to $1,127 for the three months ended September 30, 2008 as a result of increased sales as well as favorable product mix.

Liquidity and Capital Resources (in thousands, except per share data)

Our cash flow used in operations during the first nine months of 2008 was $26,365, as compared to cash provided by operations during the first nine months of 2007 of $3,245.  Net cash used in operations was primarily the result of increases in accounts receivable of $13,270, decreases in accounts payable of $5,769,   increases in other current assets of $10,494 and net income of $3,307.

Cash flows provided by financing activities during the first nine months of 2008 amounted to $26,895 as compared to cash used in financing activities during the first nine months of 2007 of $1,957.  The cash provided by financing activities consists primarily of $28,750 in proceeds from notes payable.

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

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  As of September 30, 2008 and December 31, 2007, the credit utilized amounted to, respectively, $150,309 and $112,735 (including approximately $28,309 and $19,485 of outstanding letters of credit).

In addition, our European subsidiary, Imbali Metals has entered into a separate credit facility for EUR 12 million, which includes a commitment to issues letters of credit with a commercial bank which expires on June 30, 2009.  Amounts borrowed bear interest at EUROBOR plus an applicable margin.  The borrowings under this line of credit are secured by all of the assets of Imbali Metals and are unconditionally guaranteed by Empire Resources, Inc.  This agreement contains financial and other covenants.  The agreement has a one year term and may be renewed only by mutual agreement of both Imbali Metals and the bank. As of September 30, 2008 the credit utilized under this agreement amounted to EUR 9.9 million (US $14,340).

On September 24, 2008, our Board of Directors declared a cash dividend of $0.05 per share to stockholders of record at the close of business on September 30, 2008.  The dividend totaling $487 is reflected in dividends payable and was paid on October 16, 2008.  The Board of Directors will review its dividend policy on a quarterly basis, and a determination by the Board of Directors will be made subject to the profitability and free cash flow and the other requirements of our business.

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

Commitments and Contingencies (in thousands)

We had outstanding letters of credit totaling $28,309 to certain of our suppliers as of September 30, 2008.

As discussed above, we have unconditionally guaranteed the EUR 12 million, one-year renewable credit facility of our wholly owned Belgian subsidiary, Imbali.  Loans under the facility bear interest at a rate of 1.75% per annum in excess of EURIBOR, and as of September 30, 2008, there were loans of EUR 9.9 million (US $14,430) outstanding.

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

Item 4A (T). Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of September 30, 2008 (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EMPIRE RESOURCES, INC.

Dated:	November 14, 2008	By:	/s/	Sandra Kahn
Sandra Kahn
Chief Financial Officer

(signing both on behalf of the registrant and in her capacity as Principal Financial and Principal Accounting Officer)