Form 10-Q
period 2012-03-31
EMPIRE RESOURCES INC /NEW/
filed 2012-05-15
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-179245

EMPIRE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3136782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Parker Plaza
Fort Lee, New Jersey 07024
(Address of principal executive offices)
(Zip Code)

(201) 944-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 9, 2012: 9,196,125

TABLE OF CONTENTS

		Page
	PART I
ItemItem 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ItemItem 4.	Controls and Procedures	20
	PART II
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
ItemItem 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$1,770	$4,274
Trade accounts receivable (less allowance for doubtful accounts of $529 and $527)	67,335	56,504
Inventories	172,574	184,113
Deferred tax assets	3,398	3,384
Other current assets	6,280	11,053
Total current assets	251,357	259,328
Advance to supplier, net of imputed interest of $789 and $521, respectively	9,211	4,479
Preferrential supply agreement	962	521
Long-term financing costs, net of amortization	1,229	1,360
Property and equipment, net	4,030	4,040
Total assets	$266,789	$269,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$158,613	$154,424
Current maturities of mortgage payable	163	160
Trade accounts payable	41,749	50,054
Income taxes payable	4,652	4,060
Accrued expenses and derivative liabilities	3,834	4,089
Dividends payable	230	231
Total current liabilities	209,241	213,018

Mortgage payable, net of current maturities	1,419	1,461
Subordinated convertible debt net of unamortized discount of $2,358 and $2,499 respectively	9,642	9,501
Derivative liability for embedded conversion option	2,178	1,934
Deferred taxes payable	135	212
Total Liabilities	222,615	226,126

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2012 and December 31, 2011	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	35,872	35,271
Accumulated other comprehensive loss	(122)	(214)
Treasury stock 2,551,326 and 2,511,245 shares at March 31, 2012 and December 31, 2011	(3,630)	(3,509)
Total stockholders' equity	44,174	43,602
Total liabilities and stockholders' equity	$266,789	$269,728

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$145,609	$113,527
Cost of goods sold	139,255	107,804
Gross profit	6,354	5,723
Selling, general and administrative expenses	3,452	2,772
Operating income	2,902	2,951
Other expenses
Change in value of derivative liability	(244)	0
Interest expense, including amortization of debt discount	(1,328)	(407)
Income before income taxes	1,330	2,544
Income taxes	499	966
Net income	$831	$1,578
Weighted average shares outstanding:
Basic	9,221	9,259
Diluted	9,422	9,551
Earnings per share:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$831	$1,578
Other comprehensive income before tax
Foreign currency translation adjustments	84	153
Decrease in value of interest rate swap liability	11	22
Increase/(decrease) in value of marketable securities	1	(3)
Other comprehensive income before tax	96	172
Income tax related to components of other comprehensive income	(4)	(7)
Other comprehensive income, net of tax	92	165
Comprehensive income	$923	$1,743

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$831	$1,578
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	163	28
Change in value of derivative liability	244	0
Amortization of convertible note discount	141	0
Imputed interest on vendor advance	(173)	0
Provision for doubtful accounts	0	210
Deferred income taxes	(94)	(66)
Foreign exchange loss, and other	(57)	(276)
Changes in:
Restricted cash	0	(64)
Trade accounts receivable	(10,730)	(173)
Inventories	11,824	8,908
Other current assets	4,773	801
Trade accounts payable	(8,311)	205
Income taxes payable	592	1,033
Accrued expenses and derivative liabilities	(258)	(8,553)
Net cash (used in)/provided by operating activities	(1,055)	3,631
Cash flows used in investing activities:
Advance related to supply agreement	(5,000)	0
Purchases of property and equipment	(20)	(19)
Net cash used in investing activities	(5,020)	(19)
Cash flows provided by/(used in) financing activities:
Proceeds from/(repayments) of notes payable – banks	3,949	(4,712)
Repayments - mortgage payable	(39)	(37)
Dividends paid	(231)	0
Deferred financing costs	(2)	0
Treasury stock purchased	(121)	0
Net cash provided by /(used in) financing activities	3,556	(4,749)
Net decrease in cash	(2,519)	(1,137)
Effect of exchange rate	15	7
Cash at beginning of year	4,274	1,270
Cash at end of the year	$1,770	$140
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,058	$454
Income taxes	$743	$36
Non cash financing activities:
Dividend declared but not yet paid	$230	$231

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	11,750	$117	$11,937	$35,271	$(214)	$(3,509)	$43,602
Treasury stock acquired						(121)	(121)
Net change in cumulative translation adjustment					84		84
Decrease in value of interest rate swap liability, net of deferred tax of $4					7		7
Increase in value of marketable securities					1		1
Dividends ($0.025 per share)				(230)			(230)
Net income				831			831

Balance at March 31, 2012	11,750	$117	$11,937	$35,872	$(122)	$(3,630)	$44,174

See notes to unaudited consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of the warehouse facility in Baltimore, Maryland and Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe.  All significant inter-company transactions and accounts have been eliminated on consolidation.  We purchase and sell semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

2. Interim Financial Statements

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on May 3, 2012.

The Company’s management is responsible for interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011.   Interim results may not be indicative of the results that may be expected for the year.

3. Use of Estimates

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

4. Newly Effective Accounting Pronouncements

In May 2011, the FASB issued new guidance which amends fair value disclosures for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures.  The Company adopted the new disclosure guidance effective January 1, 2012.

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012.

5. Concentrations

Two customers accounted for approximately 9.4% and 9.2% of our consolidated net sales for the three month period ended March 31, 2012, as compared to 12.2% and 8.5% for the period ended March 31, 2011.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world.  Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 63% of total purchases during the three month period ended March 31, 2012 as compared to 53% during the same period ended March 31, 2011.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options is recognized as an expense, over the vesting period based on the fair value of the award at the grant date.  As of March 31, 2012, there are outstanding employee stock options to acquire 416,000 common shares, all of which had vested in years prior to 2011, and during the three month periods ended March 31, 2012 and 2011, we did not grant any stock options or any other stock-based awards.

7. Inventories

Inventories, which consist of purchased semi-finished metal products, are stated at the lower of cost or market value.  Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders.  The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

8. Notes Payable—Banks

On April 28, 2011 the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200 million secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s previous $175 million credit agreement which would have matured on June 30, 2011. The Agreement also allows additional increases in the line of credit of up to $50 million, subject to certain restrictions. Amounts borrowed bear interest (0.20% at March 31, 2012) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of March 31, 2012, the Company was in compliance with the covenants.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of March 31, 2012 and December 31, 2011, the credit utilized amounted to, respectively, $196,193 and $179,791 (including approximately $45,693 and $33,791 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8 million commitment for loans and documentary letters of credit.  Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of March 31, 2012 the outstanding loan amounted to EUR 6,080 (US $8,113), as compared to EUR 6,500 (US $8,424) on December 31, 2011.

9. Mortgage Payable

We are a party to a related interest rate swap which we entered into in 2004 in connection with the purchase of our Baltimore warehouse.  The mortgage loan, which had outstanding balances of $1.6 million at March 31, 2012 and December 31, 2011, requires monthly payments of approximately $21.6, including interest at LIBOR + 1.75%, and matures in December 2014.  Under the interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

10. Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of March 31, 2012, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 222.60 shares of common stock per $1 thousand principal amount of notes (equivalent to a conversion price of $4.49 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects four adjustments for dividends declared on common stock subsequent to the issuance of the notes through such date.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The note contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

The majority of proceeds of the convertible subordinated debt was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (PT. Alumindo), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  The agreements also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan is to be repaid to the Company beginning on January 1, 2013 in monthly installments of $278. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016.  The specific parties to the agreement, PT. Alumindo, Southern Aluminum Industry and Fung Lam Trading Company, are related parties controlled by the Maspion Group - Indonesia.  The Fung Lam Trading Company Ltd, which is wholly owned by the Maspion Group, is a holding company for the group’s investments in China, including 70% ownership of Southern Aluminum Industry. The loan was made to Fung Lam Trading Company Ltd at the request of Maspion Group – Indonesia.  The purpose of the loan was to allow the Maspion Group - Indonesia to increase their overall production capacity, specifically for regional markets and for distribution in China. As consideration for this loan the Maspion Group - Indonesia agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience.  The supply agreement calls for increased supply and minimum tonnages.

Interest, at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement will be amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply is due to begin.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the period ended March 31, 2012, the change in the fair value of the derivative liability resulted in a loss of $244 and amortization of the discount amounted to $141.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Equity value	$28,891	$25,897
Volatility	70%	70%
Risk free return	0.78%	0.83%
Dividend Yield	3.18%	3.57%
Strike Price	$4.49	$4.57

11. Earnings per Share

Basic earnings per share are based upon weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, plus potential dilutive common shares from assumed exercise of the outstanding stock options using the treasury stock method. Assumed conversion of subordinated debt has an anti-dilutive effect during the three months ended March 31, 2012 and accordingly is not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$831	$1,578
Numerator for diluted earnings per share	$831	$1,578

Denominator:
Weighted average shares outstanding-basic	9,221	9,259
Dilutive effect of stock options	201	292
Weighted average shares outstanding-diluted	9,422	9,551
Basic Earnings per Share	$0.09	$0.17
Diluted Earnings per Share	$0.09	$0.17

12. Dividends

On March 22, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 6, 2012.  The dividend, totaling $230, is reflected in dividends payable on the accompanying balance sheet at March 31, 2012 and was paid on April 20, 2012.  The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of our business.

13. Derivative Financial Instruments and Risk Management

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations.  It is the Company’s policy to hedge such risks to the extent practicable.  The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metal content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to buy and sell metals denominated in international currencies.

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	March 31, 2012	December 31, 2011
Asset derivatives:
Aluminum futures contracts	Other current assets	1,935	$4,915
Total		$1,935	$4,915

Liability derivatives:
Foreign currency futures contracts	Accrued expenses and derivative liabilities	$170	$315
Aluminum futures contracts	Accrued expenses and derivative liabilities	69	0
Total		$239	$315

For the periods ended March 31, 2012 and 2011, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert its mortgage from a variable rate to a fixed rate obligation.  The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value is as follows:

Derivatives designated as cash flow hedges	Balance Sheet Location	March 31, 2012	December 31, 2011
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$150	$161

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging relationships		Location of Gain or (Loss) Recognized	Three Months Ended March 31,
			2012	2011
Foreign currency futures	(a)	Cost of Goods Sold	$(357)	$774
Interest rate swaps	(b)	Interest Expense	(17)	(19)
Aluminum futures	(c)	Cost of Goods Sold	2,887	(2,081)
Total			$2,513	$(1,326)

(a)	Fair value hedge: the related hedged item is accounts receivable and an offsetting gain in 2012 and loss in 2011 is included in cost of goods sold in the same respective amounts.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss.

(c)	Fair value hedge: the related hedged item is inventory and offsetting loss in 2012 and gains in 2011 are included in cost of goods sold in 2012 and 2011 in the same respective amounts.

14. Fair Value

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy consists of three broad levels, as described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Derivative contracts consisting of aluminum contracts, foreign currency contracts, and interest rates swaps are valued using quoted market prices and significant other observable inputs.  These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Major categories of financial assets and liabilities measured at fair value at March 31, 2012 and December 31, 2011 are classified as follows:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$167,282			$172,068
Aluminum futures contracts	1,935			4,915
Liabilities:
Foreign currency futures contracts	170			315
Interest rate swap contracts		$150			$161
Aluminum futures contracts	69
Embedded conversion option			$2,178			$1,934

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value (level 2) as of March 31, 2012 and December 31, 2011, because these notes reflect market changes to interest rates.  The fair value (level 2) of the subordinated convertible debt approximates its principal amount of $12 million at March 31, 2012 and December 31, 2011 which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value (level 2) of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals.  Sales are attributed to countries based on location of customers.  Sales to domestic and foreign customers were as follows:

	Three Months Ended March 31,
	2012	2011
United States	$99,718	$79,641
Canada	15,846	14,679
Europe	4,805	8,989
Brazil	12,279	1,741
Australia & New Zealand	12,961	8,477
	$145,609	$113,527

17. Commitments and Contingencies

We have outstanding letters of credit to certain of our suppliers, which at March 31, 2012 amounted to approximately $45,693.

On October 31, 2011 MF Global UK Limited (“MFG”), one the Company’s London Metal Exchange (“LME”) clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK.  As of this date the Company had no cash balances with MFG. The majority of the positions traded through MFG were transferred to another LME broker, however, for the contracts not transferred, the Company has a claim of approximately $800 against MFG, representing the fair value of the contracts on such date. Of such amount, unsettled contracts valued at $742, which hedged inventory which was sold prior to March 31, 2012, has been written off to cost of goods sold based on the uncertainty of recoverability from MFG.

An active market is developing in the trade of these claims and the Company is in discussions to explore the sale of its claim against MFG.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 3, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	loss or default of one or more suppliers;

•	loss or default of one or more significant customers;

•	default by the counterparties to our derivative financial instruments;

•	changes in general, national or regional economic conditions;

•	an act of war or terrorism that disrupts international shipping;

•	changes in laws, regulations and tariffs;

•	the imposition of anti-dumping duties on the products we import;

•	changes in the size and nature of our competition;

•	changes in interest rates, foreign currencies or spot prices of aluminum;

•	loss of one or more key executives;

•	increased credit risk from customers;

•	our failure to grow internally or by acquisition; and

•	failure to improve operating margins and efficiencies.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties set forth under the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 3, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located throughout the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through independent sales agents who are located in North America and Europe and who receive commissions on sales. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 63% of our products during the first quarter of 2012 as compared to 53% of our products during the same period in 2011. While in general we place orders with our suppliers based upon orders that we have received from our customers, we also purchase material for our own stock, which typically we use for shorter term deliveries to our customers.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our financial statements. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts and accruals for inventory claims. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of March 31, 2012, we had $67,335 in trade receivables, including an allowance for doubtful accounts of $529. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

Accruals for Inventory Claims

Generally, our exposure on claims for defective material is relatively immaterial, as we generally refer all claims on defects back to our supplier. If we do not believe that a supplier will honor a claim for defective product in a material amount, we will record an allowance for inventory adjustments.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011 (in thousands)

During the three months ended March 31, 2012, net sales increased by $32,082, from $113,527 to $145,609, or an increase of 28% from the same period in 2011.  This increase was due to increased volume shipments in our American and Pacific markets as forward and spot market sales increased and was somewhat offset by a decline in European sales.

Gross profit increased by $631, from $5,723 during the three months ended March 31, 2011  to $6,354 in the same period of 2012, representing an 11% increase.  This increase resulted from higher sales volume during the period but was offset by pressure on margins due to a highly competitive landscape in difficult economic conditions.  Our customers typically solicit many offers for a smaller volume of business, resulting in lower margins for successful bidders.  We are engaged in the purchase, sale and distribution of semi finished aluminum and steel products which we purchase from producing mills around the world.  The market prices of materials we purchase, as well as the market price of materials we sell, fluctuate constantly in world markets.  Our cost of sales is composed of metal content, which is determined on world metal exchanges, plus a unique fabrication premium charged by each producer to convert the raw metal to a semi-finished product.  In turn, we typically sell to our customers based on metal content plus a premium which includes supplier fabrication margin, and costs of importation, warehousing, and delivery of material to customers.  Since metal content costs are the largest component of cost of sales and selling price, our sales pricing trends and cost of sales trends generally track consistently.  During the three months ended March 31, 2012, in order to maintain market share in a highly competitive and difficult economic environment, we reduced our premiums over metal prices.  Accordingly, as of March 31, 2012 our cost of sales increased from 95% in 2011 to 95.6% of sales.

Selling, general and administrative expenses increased by $680, from $2,772 during the first three months ended March 31, 2011, to $3,452 in the same period 2011.  Sales commissions resulting from our higher sales volume is the largest component of this increase for the quarter. Additionally, costs from our S-1 registration filings during the quarter as well as higher bank fees made up the balance of the increase in our selling, general and administrative expenses.

During the three months ended March 31, 2012, interest expense increased by $921, from $407 to $1,328 for the same period in 2011.  Under our new credit agreement, which we entered into in April 2011, the premium (over the Eurodollar, money market or base rate) charged by our banks increased to 2.5% from 1.5% under our former credit agreement, resulting in the payment of $566 additional interest during the three months ended March 31, 2012.   Additionally, during the three months ended March 31, 2012 our interest expense included $441 of interest expense on our 10% Convertible Senior Subordinated Notes Due June 1, 2016, and  amortization of the debt discount in connection with the notes.

Net income decreased from $1,578 during the three months ended March 31, 2011 to $831 during the three months ended March 31, 2012, which decrease was attributable to the competitive pressures of maintaining market share, leading to lower gross profit margins.  Net income for the three months ended March 31, 2012 included a non-cash, non-operating loss of $244 resulting from the mark to market of the derivative element of our 10% Convertible Senior Subordinated Notes Due June 1, 2016.

Liquidity and Capital Resources

Overview (in thousands)

At March 31, 2012, we had cash of $1,770, accounts receivable of $67,335, total senior secured debt of $158,613 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Three Months Ended March 31, 2012 and 2011 (in thousands)

Net cash used in operating activities was $1,055 during the three months ended March 31, 2012 as compared to cash provided by operating activities of $3,631 during the three months ended March 31, 2011.  Our use of cash in operating activities during the three months ended March 31, 2012 was primarily in increased accounts receivable and decreased trade accounts payable. Accounts receivable increased by $10,730 in the first quarter of 2012 as a result of increased sales in the first quarter of 2012.  Inventory levels decreased by $11,824 from December 31, 2011 as a result of increased focus on increasing inventory turns and improving cash flows.  The days payable outstanding decreased from 34 days at December 31, 2011 to 29 days at March 31, 2012.

We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of March 31, 2012, our days’ sales outstanding rate was approximately 42 days, as compared to 40 days as of December 31, 2011.

During the first quarter of 2012, our inventory turn rate was about 3.4 times (or 3.6 months on hand), compared to our 2011 annual rate of about 2.8 times (or 4.3 months on hand). Our turns improved as sales during the first quarter of 2012 increased reducing outstanding inventories.  During 2012, we intend to stay focused on decreasing inventory and improving inventory turns while maintaining our current sales volume, which we believe will lead to positive operating cash flows.

Cash flows used in investing activities during the three months ended March 31, 2012 was primarily the $5,000 advance related to our supply agreement with PT. Alumindo Light Metal Industry and its affiliates.

Cash flows provided by financing activities during the three months ended March 31, 2012 amounted to $3,556, as compared to cash used in financing activities of $4,749 during the same period in 2011. We paid dividends to our stockholders of $231 in the first quarter of 2012.

As of March 31, 2012, our committed line of credit totaled $200,000.  The agreement also allows additional increases in the line of credit of up to $50 million, subject to certain restrictions.  Our direct borrowings amounted to $150,500 and letters of credit amounted to $45,693, leaving an availability of approximately $3,807 on our line of credit, or approximately 2%.  These letters of credit will expire on or before June 21, 2012.

Credit Agreements and Other Debt (in thousands)

We were a party to an amended and restated credit agreement with JPMorgan Chase Bank, N.A. for itself and as the agent for Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp., which provided for a $175 million revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2011. The credit agreement provided that amounts under the facility could be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  Amounts borrowed by us bore interest of LIBOR, Eurodollar, money market, or base rates, at our option, plus an applicable margin. The applicable margin was determined by our leverage ratios. Borrowings under the credit agreement were collateralized by security interests in substantially all of our assets. The credit agreement contained financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

On April 28, 2011 we entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200 million secured, asset-based credit facility matures on June 30, 2014 and refinanced our $175 million credit agreement. The agreement also allows additional increases in the line of credit of up to $50 million, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25 million plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of March 31 2012, we had borrowings of $150.5 million outstanding under the credit agreement, bearing interest at 2.7% and we were in compliance with all financial covenants.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8 million commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of March 31, 2012, we had borrowings of EUR 6,080 ($8,113) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1.6 million at March 31, 2012, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12 million principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 222.60 shares of common stock per $1 thousand principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects four adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

Derivative Financial Instruments

Inherent in our business is the risk of matching the timing of our purchase and sales contracts. The prices of the aluminum products we buy and sell are based on a constantly moving terminal market price determined by the London Metal Exchange. Were we not to hedge such exposures, we could be exposed to significant losses due to the continually changing aluminum prices.

We use aluminum futures contracts to manage our exposure to this commodity price risk inherent in our activities. It is generally our policy to hedge such risks to the extent practicable. We enter into hedges to limit our exposure to volatile price fluctuations that we believe would impact our gross margins on firm purchase and sales commitments. As an example, if we enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers, we will generally enter into a futures contract to sell the aluminum for future delivery in the month when the aluminum is to be priced and delivered to the customer and repurchase this position once the pricing has been fixed with our customer.  If the underlying metal price increases, we suffer a hedging loss and have a derivative liability, but the sales price to the customer is based on a higher market price and offsets the loss. Conversely, if the metal price decreases, we have a hedging gain and recognize a derivative asset, but the sales price to the customer is based on the lower market price and offsets the gain.

We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell metals denominated in some international currencies. In such cases, we will purchase or sell the foreign currency through a bank for an approximate date when we anticipate making a payment to a supplier or receiving payment from the foreign customer.

In accordance with Generally Accepted Accounting Principles, we designate these derivative contracts as fair value hedges and recognize them on our balance sheet at fair value.  We also recognize offsetting changes in the fair value of the related firm purchase and sales commitment to which the hedge is attributable in earnings upon revenue recognition, which occurs at the time of delivery to our customers.

As further described under “Risk Factors,” the potential for losses related to our hedging activities, given our hedging methodology, arises from counterparty defaults with banks for our foreign exchange hedging, the London Metal Exchange for our aluminum hedges, or customer defaults. In the event of a customer default, we might be forced to sell the material in the open market and absorb losses for metal or foreign exchange hedges that were applied to the defaulting customers’ transactions. Our results of operations could be materially impacted by any counterparty or customer default, as we might not be able to collect money owed to us and/or our hedge might effectively be cancelled.

We use hedges for no purpose other than to avoid exposure to changes in aluminum prices and foreign currency rates between when we buy a shipment of aluminum from a supplier and when we deliver it to a customer.  Our derivatives are not for purposes of trading in the futures market. We earn our gross profit margin through our business operations and not from the movement of aluminum prices.

As part of our business we also engage in the purchase, sale and distribution of steel products. If we do not have a matching sales contract related to such products, (for example, any steel products that are unsold in our inventory), we have price risk that we currently do not or are unable to hedge. As such, any decline in pricing for such products may adversely impact our profitability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Related to Our Business and Industry

We are highly dependent on a few suppliers.

Our two largest suppliers year to date in 2012 were PT. Alumindo Light Metal Industry and Hulamin Ltd., from whom we purchased approximately 63% of our products.  Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business.

An interruption in the sources of our metal supply could have a material adverse effect on our results of operations.

We rely on our suppliers to fulfill contractual obligations.  The failure of any one of our suppliers to fulfill their obligations to us may expose us to serious losses by requiring us to purchase material at a loss in the open market and/or absorb losses for hedges applied to the defaulting supplier’s transaction.  Our primary suppliers could curtail or discontinue their delivery of metals to us in the quantities we need with little or no notice.  If our suppliers experience production problems, lack of capacity or transportation disruptions, we may be unable to obtain sufficient amounts of metal on a timely basis, or we may not be able to obtain metal from alternate sources at competitive prices to meet our delivery schedules.

In addition, in recent years, the metal producing supply base has experienced significant consolidation, with a few domestic producers accounting for a majority of the domestic metal market.  The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metal suppliers. Although we have in the past successfully replaced suppliers lost as a result of industry consolidations, there can be no assurance that we would be able to replace the volume of production or the type of products supplied by any of our current vendors if they were acquired or their operations terminated or were interrupted.

The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are highly dependent on a few significant customers.

Our sales are highly concentrated among a few customers. During the period ended March 31, 2012 and 2011, 46% and 43%, respectively, of our revenues were derived from sales to ten customers. Two major customers, Ryerson Inc. and Samuel Son & Co., Ltd., accounted for approximately19% and 21% of our consolidated net sales for the period ended March 31, 2012 and 2011, respectively. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments.  As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

The counterparties to our commodity derivative instruments may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

In order to minimize risk associated with fluctuations in commodity prices and foreign currency, we use derivative instruments to hedge metal pricing and foreign currency risk as we deem appropriate for a majority of our purchase and sales contracts. We are exposed to the risk of a counterparty default in fulfilling these derivative instruments. Should there be a counterparty default, we could be exposed to losses on the original derivative instrument or be unable to recover anticipated gains from the transactions, which could result in decreased gross margins, profitability and/or outright losses.

In particular, on October 31, 2011 MF Global UK Limited, one of our London Metal Exchange clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK.  On October 31, 2011 we had no cash balances with MF Global UK Limited. The majority of the positions cleared through MF Global UK Limited were transferred to another London Metal Exchange broker. There were some unsettled contracts that were not transferred at that time.  For the contracts not transferred, we have a claim of approximately $800,000 against MF Global UK Limited, representing the fair value of the contracts on October 31, 2011. Of such amount, unsettled contracts valued at $742,000, which hedged inventory  sold prior to March 31, 2012, has been written off to cost of goods sold based on the uncertainty of recoverability from October 31, 2011.  An active market is developing in the trade of these claims and we are in discussions to explore the sale of our claim against MF Global UK Limited.

Although we expect to finance our future and in-process growth initiatives through borrowings under our credit facility, we may have to find additional sources of funding, which could be difficult. Additionally, increased leverage could adversely impact our business and results of operations.

We expect to finance our future and in-process growth initiatives through borrowings under our $200 million secured, asset-based credit facility, which matures on June 30, 2014. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

Additionally, if we incur substantial additional debt, including under our credit facility, to finance future growth, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that are less leveraged; and

•	limit our flexibility in planning for, or reacting to, changes in our business.

We may not be able to generate sufficient cash flow to meet our existing debt service obligations.

Our annual debt service obligations until June 30, 2014, when our senior credit facility is scheduled to mature, will be primarily limited to interest and principal payments on our 10% Convertible Senior Subordinated Notes Due June 1, 2016, with an aggregate principal amount of $12 million, and borrowings under our $200 million credit facility with outstanding borrowings of $150.5 million as of March 31, 2012. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us, and these transactions may not be permitted under the terms of our various debt instruments then in effect.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

We service industries that are highly cyclical, and any downturn in our customers’ demand could reduce our sales, margins and profitability.

Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies (including those that would limit or reduce defense spending) and other factors beyond our control. When one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries.

We are vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.

We are exposed to various interest rate risks as a result of our indebtedness under our credit facility. Market risk arises from changes in variable interest rates of our borrowings, which are primarily short-term LIBOR or money market based loans, which are subject to change. If interest rates significantly increase, we could be unable to service our debt which could have a material adverse effect on our operating results.

We are dependent on our executive officers and key employees.

We are highly dependent on the management and leadership skills of our executive officers and other key employees, including Nathan Kahn, our chief executive officer, president and a director, Sandra Kahn, our vice president, chief financial officer and a director, and Harvey Wrubel, our vice president of sales/director of marketing and a director.  There can be no assurance that these individuals will continue to provide services to us.  The loss of any of our executive officers or other key employees or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Failure of the supplier to honor the terms of our supply and pre-payment advance agreements could have a material adverse effect on us.

We are a party to a supply agreement and a pre-payment advance agreement with one of our largest suppliers, which provide for the sale to us of certain aluminum products and our advance of $10 million to finance the expansion of the supplier’s production capacity.  We are exposed to the risk of failure of our supplier to honor its obligations under these agreements.  The supplier’s failure to provide the supply of materials as contemplated could negatively impact our results of operations.  The supplier’s failure to repay any or all of the advance could result in a material loss to us.

Many of our suppliers and customers are located in international markets, which expose us to a number of risks.

We generally purchase metal products from foreign suppliers, and our customers are principally located throughout the Americas, Australia, New Zealand and Europe.  Thus, our operations could be materially and adversely affected by changes in economic, political and social conditions in the countries where we currently purchase or sell or may in the future purchase or sell such products, including the potential for adverse change in the local political or social climate or in government policies, laws and regulations, restrictions on imports and exports or sources of supply, and change in duties and taxes.

In addition, an act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing our products into the U.S. or increase the costs required to do so. Acts of crime or violence in these international markets could also adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. Our failure to adequately anticipate and respond to these risks and the other risks inherent in international operations could have a material adverse effect on our operating results.

Our future operating results could be impacted by the volatility of the prices of metals, which could cause our results to be adversely affected.

The metal industry is highly cyclical and pricing can be volatile. The prices we pay for metals and the prices we charge our customers may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. We rely on long-term relationships with our suppliers but generally have no long-term, fixed-price purchase contracts. Instead we purchase at prevailing market prices at the time orders are placed, typically with discounts for quantity purchases. To the extent metals prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes and the ability to pass price changes on to our customers. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain financial covenants in our loan facilities, as well as result in us incurring impairment charges.

If suppliers fail to provide products of sufficient quality, customer relationships and prices could be negatively affected.

Our relationships with our customers depend, in part, on our ability to deliver products of the quality specified by those customers. We rely on certifications from our suppliers that attest to the quality of the metals received from those suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals.  In the event that metal purchased from suppliers is deemed defective material or deemed to not meet quality specifications as set forth in the certifications or customer specifications, we may be forced to buy products of the specified quality from another source to fulfill the customer’s order.  While we would then be left with a claim against the supplier for any loss sustained by us, we may not be able to bring these claims successfully, particularly in foreign jurisdictions.  In addition, we could suffer damage to our reputation that may arise from sub-standard products and possible losses of customers.

We are exposed to credit risk from our customers.

We do not require collateral for customer receivables. We have significant balances owing from customers that operate in cyclical industries and under leveraged conditions, which may impair our collection of these receivables. We carry credit insurance with a 10% deductible covering the majority of our customers, and we have set specific limits on each customer’s receivables. However, we sometimes elect to exceed these specific credit limits, and in selected instances the co-pay may be increased.  Our failure to collect a significant portion of the amount due on our receivables directly from customers or through insurance claims (or other material default by customers) could have a material adverse effect on our financial condition and results of operations.

We are subject to the risk of default by our customers.

We rely on our customers to fulfill contractual obligations. The failure of our customers to do so may expose us to serious losses and may force us to sell material at a loss in the open market and/or absorb losses for metal hedges applied to the defaulting customer’s transaction.  A default by a single customer or multiple customers could have a material adverse effect on our financial condition and results of operations.

We could be held liable for any product failures related to the products we manufactured at our extrusion facility.

As a result of the production that took place at our extrusion facility prior to September 2009, when we ceased production at the facility, we may be exposed to potentially serious risks such as product failure following distribution in the market.  While we are not aware of any defects in our aluminum extrusion products, defects in the products that we manufactured may result in serious and potentially fatal accidents which may in turn result in substantial losses to us.

Significant changes to international trade regulations could adversely affect our results of operations.

During 2011 and 2010, approximately 54% and 42%, respectively, of our purchases of aluminum products were from countries that were considered developing countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the generalized system of preferences (“GSP”)or duty free. There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the generalized system of preference will be renewed after its expiration on June 30, 2013.  If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. One of our suppliers, PT. Alumindo Light Metal Industry, has exceeded the quota of imports permitted under the GSP statute during 2011, and as such has triggered the Competitive Needs Limit (“CNL”) of the GSP program..  As a result its continued qualification for GSP benefits is contingent upon its securing a waiver from the U.S. government.  Applications for this waiver have been filed and a decision is expected on or about June 30, 2012.  Should this waiver not be granted material imported from PT Alumindo Light Metal Industry will be subject to a 3% duty effective on or about July 1, 2012, and could adversely affect our profit margins.  To the extent these and similar increased costs could not be passed on to our customers, our profit margins could be negatively affected. This could result in higher costs to us and have a material adverse effect on our business, financial condition and results of operations.

Antidumping and other duties could be imposed on us, our suppliers and our products.

The imposition of an antidumping or other increased duty on any products that we import could have a material adverse effect on our financial condition. For example, under U.S. law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the U.S. at less than fair value. Second, the International Trade Commission must determine that the U.S. industry is materially injured or threatened with material injury by reason of the imports. The International Trade Commission’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury.  The International Trade Commission is required to analyze the volume of imports, the effect of imports on U.S. prices for like merchandise, and the effects the imports have on U.S. producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.

General global economic, credit and capital market conditions have had and could continue to have an adverse impact on our business, operating results and financial condition.

We are susceptible to macroeconomic downturns in the U.S. and abroad which have had, and in the future may continue to have, an adverse effect on demand for our products and consequently our operating results, financial condition and cash flows. Future negative economic conditions, as well as a slow recovery period from the current economic downturn, could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue.

Disruption of the capital and credit markets may negatively impact our business, including our ability to access additional financing at a time when we would like, or need, to access those markets to run or expand our business. These events may also make it more costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The diminished availability of credit and other capital could also affect the industries we serve and could result in reduction in sales volumes and increased credit and collection risks.

Our industry is highly competitive, which may force us to lower our prices and may have an adverse effect on our operating results.

The principal markets that we serve are highly competitive.  Competition is based principally on price, service, quality, processing capabilities, inventory availability and timely delivery.  Many of our competitors are significantly larger than us, and many have captive sources of supply and significantly greater access to capital and other resources. Increased competition could lower our margins or reduce our market share and have a material adverse effect on our financial performance. Additionally, if our sources of supply were interrupted, our competitors could be in a position to capture our customers.

Increases in energy prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices.

If our energy costs increase disproportionately to our revenues, our earnings could be reduced. We use energy to process and transport our products. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher energy prices. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass all of the increases on to our customers.

Rising freight rate costs and lack of adequate cargo space may affect our operations.

Substantially all of the products we distribute require transportation, either via ocean vessels, rail or trucks. Increasing freight rates may materially adversely affect our profit margin and lack of cargo space may affect our ability to deliver products in a timely manner.

The failure of our key computer-based systems could have a material adverse effect on our business.

We currently maintain computer-based systems in the operation of our business and we depend on these systems to a significant degree for all areas of business operations. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. The destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

We may face risks associated with current or future litigation and claims.

Although we do not believe that we currently face any material litigation or claims, there can be no guarantee that we will not, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. While it is not feasible to predict the outcome of any pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have an adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Risks Related our Common Stock

The interests of our controlling stockholders may not coincide with yours and such controlling stockholder may make decisions with which you may disagree.

As of May 9, 2012, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 42.3% of our outstanding common stock (40.2% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 5.8% (4.7% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016). In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) 16.2% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

There is relatively limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. In addition, our common stock currently trades on the OTCQX, which generally lacks the liquidity, research coverage and institutional investor following of a national stock exchange like the NYSE Amex Equities, the New York Stock Exchange or the Nasdaq Stock Market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	additions or departures of key personnel;

•	sales of our common stock, including management shares;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments; and

•	general domestic or international economic, market and political conditions.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 3,100,384 shares of common stock issuable upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

In addition, 416,000 shares are issuable upon exercise of options. If any options are exercised, the shares issued upon exercise will also be restricted, but may be sold under Rule 144 after the applicable holding period has been satisfied. Sales under Rule 144 may be subject to volume limitations and other conditions.

In addition to the possibility that actual sales of significant amounts of our common stock in the public market could harm our common stock price, the fact that our stockholders have the ability to make such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Although we have paid dividends in prior periods, there can be no assurance that we will pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

Although we have paid dividends in prior periods, there can be no assurance that we will pay dividends in the future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have research coverage by securities and industry analysts and you should not invest in our common stock in anticipation that we will obtain such coverage. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: May 15, 2012	By:
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

_______________________
*           Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.