Form 10-Q/A
period 2012-03-31
EMPIRE RESOURCES INC /NEW/
filed 2012-06-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

This Form Amendment No. 1 amends the Quarterly Report on Form 10-Q of Empire Resources, Inc. for the quarterly period ended March 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2012, in order to (i) include the conformed signatures of each of the Company’s principal executive officer and principal financial officer to the Form 10-Q and the certifications included as Exhibits 31 and 32, each of which was inadvertently omitted from the electronic version of the original filing and (ii) furnish the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than (i) including the signatures of the Company’s principal executive officer and principal financial officer to the Form 10-Q and the certifications included as Exhibits 31 and 32, and (ii) furnishing Exhibit 101. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

EMPIRE RESOURCES, INC.

Date: June 14, 2012	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements

_______________________
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