Form 10-Q
period 2012-06-30
EMPIRE RESOURCES INC /NEW/
filed 2012-08-14
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 8, 2012: 8,549,654

TABLE OF CONTENTS

		Page
	PART I
ItemItem 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ItemItem 4.	Controls and Procedures	21
	PART II
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
ItemItem 6.	Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$4,159	$4,274
Trade accounts receivable (less allowance for doubtful accounts of $519 and $527)	68,566	56,504
Inventories	156,528	184,113
Deferred tax assets	3,393	3,384
Advance to supplier, net of imputed interest of $161 and $0, respectively	1,505	0
Other current assets	12,247	11,053
Total current assets	246,398	259,328
Advance to supplier, net of imputed interest of $542 and $521, respectively, net of current maturities	7,792	4,479
Preferential supply agreement	962	521
Long-term financing costs, net of amortization	1,151	1,360
Property and equipment, net	4,001	4,040
Total assets	$260,304	$269,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$157,679	$154,424
Current maturities of mortgage payable	166	160
Trade accounts payable	35,146	50,054
Income taxes payable	5,068	4,060
Accrued expenses and derivative liabilities	5,529	4,089
Dividends payable	215	231
Total current liabilities	203,803	213,018

Mortgage payable, net of current maturities	1,377	1,461
Subordinated convertible debt net of unamortized discount of $2,216 and $2,499 respectively	9,784	9,501
Derivative liability for embedded conversion option	1,983	1,934
Deferred taxes payable	188	212
Total Liabilities	217,135	226,126

Commitments and Contingencies (Note 18)

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2012 and December 31, 2011	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	36,825	35,271
Accumulated other comprehensive loss	(269)	(214)
Treasury stock 3,154,997 and 2,511,245 shares at June 30, 2012 and December 31, 2011	(5,441)	(3,509)
Total stockholders' equity	43,169	43,602
Total liabilities and stockholders' equity	$260,304	$269,728

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$145,692	$126,606	$291,301	$240,133
Cost of goods sold	139,271	121,312	278,526	229,116
Gross profit	6,421	5,294	12,775	11,017
Selling, general and administrative expenses	3,307	2,863	6,759	5,635
Operating income	3,114	2,431	6,016	5,382
Other income/(expenses)
Change in value of derivative liability	195	0	(49)	0
Interest expense, net	(1,413)	(694)	(2,741)	(1,101)
Income before income taxes	1,896	1,737	3,226	4,281
Income taxes	728	682	1,227	1,648
Net income	$1,168	$1,055	$1,999	$2,633
Weighted average shares outstanding:
Basic	9,230	9,259	9,205	9,259
Diluted	12,117	10,285	12,096	9,920
Earnings per share:
Basic	$0.13	$0.11	$0.22	$0.28
Diluted	$0.11	$0.11	$0.21	$0.27

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$1,168	$1,055	$1,999	$2,633
Other comprehensive income before tax
Foreign currency translation adjustments	(153)	77	(69)	230
Decrease in value of interest rate swap liability	13	(12)	24	10
Increase (decrease) in value of marketable securities	(2)	1	(1)	(2)
Other comprehensive income before tax	(142)	66	(46)	238
Income tax related to components of other comprehensive income	(5)	3	(9)	(4)
Other comprehensive income, net of tax	(147)	69	(55)	234
Comprehensive income	$1,021	$1,124	$1,944	$2,867

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,999	$2,633
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	271	132
Change in value of derivative liability	49	0
Amortization of convertible note discount	283	0
Imputed interest on vendor advance	(259)	0
Provision for doubtful accounts	0	216
Deferred income taxes	(39)	(81)
Foreign exchange loss, and other	35	(362)
Changes in:
Trade accounts receivable	(12,148)	(14,633)
Inventories	27,423	(1,660)
Other current assets	(1,197)	(5,507)
Trade accounts payable	(14,905)	11,075
Income taxes payable	1,008	1,730
Accrued expenses and derivative liabilities	1,476	(12,750)
Net cash provided by/(used in) operating activities	3,996	(19,207)
Cash flows used in investing activities:
Advance related to supply agreement	(5,000)	(5,000)
Purchases of property and equipment	(20)	(29)
Net cash used in investing activities	(5,020)	(5,029)
Cash flows provided by financing activities:
Proceeds from subordinated convertible debt	0	12,000
Proceeds from notes payable – banks	3,398	16,330
Repayments - mortgage payable	(79)	(74)
Dividends paid	(461)	(231)
Deferred financing costs	(2)	(1,202)
Treasury stock purchased	(1,932)	0
Net cash provided by financing activities	924	26,823
Net (decrease)/increase in cash	(100)	2,587
Effect of exchange rate	(15)	25
Cash at beginning of year	4,274	1,270
Cash at end of the year	$4,159	$3,882
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,697	$955
Income taxes	$2,221	$2,402
Non cash financing activities:
Dividend declared but not yet paid	$215	$231

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	11,750	$117	$11,937	$35,271	$(214)	$(3,509)	$43,602
Treasury stock acquired						(1,932)	(1,932)
Net change in cumulative translation adjustment					(69)		(69)
Decrease in value of interest rate swap liability, net of deferred tax of $9					15		15
Decrease in value of marketable securities					(1)		(1)
Dividends declared and/or paid ($0.05 per share)				(445)			(445)
Net income				1,999			1,999
Balance at June 30, 2012	11,750	$117	$11,937	$36,825	$(269)	$(5,441)	$43,169

See notes to unaudited consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland and Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe.  All significant inter-company transactions and accounts have been eliminated on consolidation.  We purchase and sell semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

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

The Company’s management is responsible for interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011.   Interim results may not be indicative of the results that may be expected for the year.

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

4. Newly Effective Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (the “FASB”) issued new guidance which amends fair value disclosures for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures.  The Company adopted the new disclosure guidance effective January 1, 2012.

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

5. Concentrations

Two customers accounted for approximately 11% and 10% of our consolidated net sales for the six month period ended June 30, 2012 and 12% and 9% respectively, for the six month period ended June 30, 2011.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world.  Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 63% of total purchases during the six month period ended June 30, 2012 as compared to 38% during the same period ended June 30, 2011.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options,  is recognized as an expense over the vesting period based on the fair value of the award at the grant date.  As of June 30, 2012, there were outstanding employee stock options to acquire 414 common shares, which had vested in prior years, and during the six month periods ended June 30, 2012 and 2011, we did not grant any stock options or any other stock-based awards. During the 3 months ended June 30, 2012, options to acquire 2 shares of common stock expired.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock.  As of December 31, 2011 the Company repurchased a total of 598 shares under its repurchase program for an aggregate cost of $1,281.  On June 4, 2012 the Company filed a tender offer statement with the Securities and Exchange Commission to repurchase up to 1,000 shares at price of $3.00 per share.  The Company acquired 600 common shares at a cost of $1,801 pursuant to the tender offer which expired on June 29, 2012.  In addition, the Company acquired 43 additional common shares at a cost of $131 during the six month period ended June 30, 2012.

8. Inventories

Inventories, which consist of purchased semi-finished metal products, are stated at the lower of cost or market value.  Cost is determined by the specific-identification method. Inventory is purchased for specific customer orders and our own inventory.  The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

9. Notes Payable—Banks

On April 28, 2011, the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200 million secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s previous $175 million credit agreement which would have matured on June 30, 2011. The new credit agreement also allows additional increases in the line of credit of up to $50 million, subject to certain restrictions. Amounts borrowed bear interest (.27% at June 30, 2012) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of June 30, 2012, the Company was in compliance with the covenants.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of June 30, 2012 and December 31, 2011, the credit utilized amounted to, respectively, $185,769 and $179,791 (including approximately $34,269 and $33,791 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8 million commitment for loans and documentary letters of credit.  Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of June 30, 2012 the outstanding loan amounted to EUR 4,880 (US $6,179), as compared to EUR 6,500 (US $8,424) on December 31, 2011 bearing interest at EURIBOR plus 1.75% and Imbali was in compliance with all financial covenants.

10. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1.5 million at June 30, 2012 and $1.6 million at December 31, 2011. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

11. Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of June 30, 2012, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 224.51 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.45 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects five adjustments for dividends declared on common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of June 30, 2012, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month and six month periods ended June 30, 2012, the change in the fair value of the derivative liability resulted in a gain of $195 and a loss of $49, respectively and amortization of the discount amounted to $142 and $283, respectively.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Equity value	$25,698	$25,897
Volatility	70%	70%
Risk free return	0.57%	0.83%
Dividend Yield	3.34%	3.57%
Strike Price	$4.45	$4.57

The majority of the proceeds from the convertible subordinated debt was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan is to be repaid to the Company beginning on January 1, 2013 in monthly installments of $278. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016.  The specific parties to the agreement, PT. Alumindo, Southern Aluminum Industry and Fung Lam Trading Company, are related parties controlled by the Maspion Group - Indonesia.  The Fung Lam Trading Company Ltd, which is wholly owned by the Maspion Group, is a holding company for the group’s investments in China, including 70% ownership of Southern Aluminum Industry. The loan was made to Fung Lam Trading Company Ltd at the request of Maspion Group – Indonesia.  The purpose of the loan was to allow the Maspion Group - Indonesia to increase its overall production capacity, specifically for regional markets and for distribution in China. As consideration for this loan the Maspion Group - Indonesia agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience.  The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement will be amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply is due to begin.

12. Earnings per Share

Basic earnings per share are based upon weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock from assumed exercise of the outstanding stock options using the treasury stock method and assumed conversion of subordinated debt, weighted for the period the debt was outstanding.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,168	$1,055	$1,999	$2,633
Add back of interest on convertible subordinated debt, net of taxes	185	56	371	56
Add back of amortization of discount on convertible subordinated debt, net of taxes	87	27	175	27
Adjustment for change in value of convertible note derivative, net of taxes	(121)	(5)	30	(5)
Numerator for diluted earnings per share	$1,319	$1,133	$2,575	$2,711

Denominator:
Weighted average shares outstanding-basic	9,230	9,259	9,205	9,259
Dilutive effect of stock options	193	260	197	276
Dilutive effect of convertible subordinated debt	2,694	766	2,694	385
Weighted average shares outstanding-diluted	12,117	10,285	12,096	9,920
Basic Earnings per Share	$0.13	$0.11	$0.22	$0.28
Diluted Earnings per Share	$0.11	$0.11	$0.21	$0.27

13. Dividends

On March 22, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 6, 2012. The dividend, totaling $230, was paid on April 20, 2012. On June 21, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on July 6, 2012 except for those shares tendered under the stock repurchase plan.  The dividend, totaling $215, is reflected in dividends payable on the accompanying balance sheet at June 30, 2012 and was paid on July 20, 2012.  The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of its business.

14. Derivative Financial Instruments and Risk Management

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated		June 30,	December 31,
as fair value hedges	Balance Sheet Location	2012	2011
Asset derivatives:
Aluminum futures contracts	Other current assets	6,804	$4,915
Total		$6,804	$4,915

Liability derivatives:
Foreign currency futures contracts	Accrued expenses and derivative liabilities	$125	$315
Total		$125	$315

For the periods ended June 30, 2012 and 2011, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation.  The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value is as follows:

Derivatives designated		June 30,	December 31,
as cash flow hedges	Balance Sheet Location	2012	2011
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$138	$161

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

			Three Months Ended		Six Months Ended
Derivatives in hedging		Location of Gain or	June 30,		June 30
relationships		(Loss) Recognized	2012	2011	2012	2011
Foreign currency futures	(a)	Cost of Goods Sold	$(252)	$(291)	$(609)	$483
Interest rate swaps	(b)	Interest Expense	(17)	(19)	(34)	(38)
Aluminum futures	(c)	Cost of Goods Sold	2,604	(3,299)	5,491	(5,380)
Total			$2,335	$(3,609)	$4,848	$(4,935)

(a)	Fair value hedge: the related hedged item is accounts receivable and an offsetting gain in 2012 and gain/(loss) in 2011 is included in cost of goods sold in the same respective amounts.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss.

(c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2012 and gains in 2011 are included in cost of goods sold in the same respective amounts.

15. Fair Value

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

Major categories of assets and liabilities measured at fair value at June 30, 2012 and December 31, 2011 are classified as follows:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$149,190			$172,068
Aluminum futures contracts	6,804			4,915
Liabilities:
Foreign currency futures contracts	125			315
Interest rate swap contracts		$138			$161
Embedded conversion option			$1,983			$1,934

16. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value (level 2) as of June 30, 2012 and December 31, 2011, because these notes reflect market changes to interest rates.  The fair value (level 2) of the subordinated convertible debt approximates its principal amount of $12 million at June 30, 2012 and December 31, 2011 which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value (level 2) of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

17. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals.  Sales are attributed to countries based on location of customers.  Sales to domestic and foreign customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$105,607	$87,799	$205,325	$167,440
Canada	12,809	16,259	28,655	30,938
Europe	4,571	8,248	9,376	17,237
Brazil	13,181	4,050	25,460	5,791
Australia & New Zealand	9,524	10,250	22,485	18,727
	$145,692	$126,606	$291,301	$240,133

18. Commitments and Contingencies

We have $34,269 in outstanding letters of credit to certain of our suppliers at June 30, 2012.

On October 31, 2011, MF Global UK Limited (“MFG”), one of the Company’s London Metal Exchange (“LME”) clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK.  The Company had no cash balances with MFG on October 31, 2011. The majority of the positions traded through MFG were transferred to another LME broker. However, for the contracts not transferred, the Company has a claim of approximately $800 against MFG, representing the fair value of the contracts on such date which has been written off to cost of goods sold based on the uncertainty of recoverability from MFG. The Company has been in discussions to explore the sale of its claim against MFG.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 63% of our products during the first six months of 2012 as compared to 38% of our products during the same period in 2011. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of June 30, 2012, we had $68,566 in trade receivables, after an allowance for doubtful accounts of $519. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

Accruals for Inventory Claims

Generally, our exposure on claims for defective material is relatively immaterial, as we usually refer all claims on defects back to our suppliers. If we do not believe that a supplier will honor a material claim for a defective product, we will record an allowance for inventory adjustments.

Results of Operations

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products which we purchase from producing mills around the world.  The market prices of materials we purchase, as well as the market price of materials we sell, fluctuate constantly in world markets.  Our cost of sales is composed of metal content, which is determined on world metal exchanges, plus a unique fabrication premium charged by each producer to convert the raw metal to a semi-finished product.  In turn, we typically sell to our customers based on metal content plus a premium which includes supplier fabrication margin, and costs of importation, warehousing, and delivery of material to customers.  Since metal content costs are the largest component of cost of sales and selling price, our sales pricing trends and cost of sales trends generally track consistently.

Comparison of Three Months Ended June 30, 2012 and 2011 (in thousands)

During the three months ended June 30, 2012, net sales increased by $19,086, from $126,606 to $145,692, or an increase of 15% from the same period in 2011.  This increase was due to increased unit volume shipments in our North and South American markets and was somewhat offset by a decline in European sales, resulting from weaker economic conditions on the continent.

 Gross profit increased by $1,127, from $5,294 during the three months ended June 30, 2011 to $6,421 in the same period of 2012, representing a 21% increase.  This increase resulted primarily from higher unit sales volume during the period and slightly improved margins on our spot depot business.

Selling, general and administrative expenses increased 16% or $444, from $2,863 during the first three months ended June 30, 2011, to $3,307 in the same period 2012.  Sales commissions resulting from our higher sales volume is the largest component of this increase for the quarter. Additionally, legal and accounting costs from our tender offer filings during the quarter, as well as higher bank fees, made up the balance of the increase in our selling, general and administrative expenses.

During the three months ended June 30, 2012, interest expense increased by $719, from $694 to $1,413 for the same period in 2011.  Under our new credit agreement, which we entered into in April 2011, the premium (over the Eurodollar, money market or base rate) charged by our banks increased to 2.5% from 1.5% under our former credit agreement, resulting in the additional interest costs during the three months ended June 30, 2012.  Additionally, during the three months ended June 30, 2012 the cost of servicing interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441.

Net income increased from $1,055 during the three months ended June 30, 2011 to $1,168 during the three months ended June 30, 2012, which was attributable to the increased sales volumes and slightly improved margins.  Net income for the three months ended June 30, 2012 included a non-cash, non-operating after tax gain of $121 resulting from the mark to market of the derivative element of our 10% Convertible Senior Subordinated Notes Due June 1, 2016.

Comparison of Six Months Ended June 30, 2012 and 2011 (in thousands)

During the six months ended June 30, 2012, net sales increased by $51,168, from $240,133 to $291,301, or an increase of 21% from the same period in 2011.  This increase was due to increased unit volume shipments in our North and South American markets and was somewhat offset by a decline in European sales, resulting from weaker economic conditions on the continent.

Gross profit increased by $1,758, from $11,017 during the six months ended June 30, 2011 to $12,775 in the same period of 2012, representing a 16% increase.  This increase resulted primarily from higher unit sales volume during the period and slightly improved margins on our spot depot business.

Selling, general and administrative expenses increased 20% or $1,124, from $5,635 during the six months ended June 30, 2011, to $6,759 in the same period 2012.  Sales commissions resulting from our higher sales volume is the largest component of this increase for the period. Additionally, legal and accounting costs from our S-1 registration statements and tender offer filings during the period, as well as higher bank fees made up the balance of the increase in our selling, general and administrative expenses.

During the six months ended June 30, 2012, interest expense increased by $1,640, from $1,101 to $2,741 for the same period in 2011.  Under our new credit agreement, which we entered into in April 2011, the premium (over the Eurodollar, money market or base rate) charged by our banks increased to 2.5% from 1.5% under our former credit agreement, resulting in the additional interest costs during the six months ended June 30, 2012.  Additionally, during the six months ended June 30, 2012 the cost of servicing interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $883.

Net income decreased from $2,633 during the six months ended June 30, 2011 to $1,999 during the six months ended June 30, 2012, which was attributable to the increased selling, general and administrative expenses and higher interest expense.  Net income for the six months ended June 30, 2012 included a non-cash, non-operating after tax loss of $30 resulting from the mark to market of the derivative element of our 10% Convertible Senior Subordinated Notes Due June 1, 2016.

Liquidity and Capital Resources (in thousands)

Overview

At June 30, 2012, we had cash of $4,159, accounts receivable of $68,566, total senior secured debt of $159,222 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended June 30, 2012 and 2011

Net cash provided by operating activities was $3,996 during the period ended June 30, 2012 as compared to cash used in operating activities of $19,207 during the same period in 2011.  During 2012, we focused on decreasing inventory and improving inventory turns while maintaining our current sales volume, which led to positive operating cash flows.  Cash provided by operating activities during the six months ended June 30, 2012 was primarily due to net income, decreased inventory, offset by increases in accounts receivable and decreased trade accounts payable. Accounts receivable increased by $12,148 in the first six months of 2012 as a result of increased sales.  Inventory levels decreased by $27,423 from December 31, 2011 as a result of increased focus on increasing inventory turns and improving cash flows.  The days payable outstanding decreased from 34 days at December 31, 2011 to 25 days at June 30, 2012, as a consequence of reducing inventory purchases.

We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of June 30, 2012, our days’ sales outstanding rate was approximately 42 days, as compared to 40 days as of December 31, 2011.

During the first six months of 2012, our inventory turn rate was about 3.7 times (or 3.2 months on hand), compared to our 2011 annual rate of about 2.8 times (or 4.3 months on hand). Our turns improved as sales during the first six months of 2012 increased reducing outstanding inventories.  In addition, we reduced our inventory purchases during the period.  During 2012, we intend to stay focused on decreasing inventory and improving inventory turns while maintaining our current sales volume, which we believe will lead to positive operating cash flows.

Cash flows used in investing activities during the six months ended June 30, 2012 was primarily the $5,000 advance related to our supply agreement with PT. Alumindo Light Metal Industry and its affiliates.

Cash flows provided by financing activities during the six months ended June 30, 2012 amounted to $924, as compared to $26,823 during the same period in 2011. We acquired 600 common shares at a cost of $1,801 pursuant to the tender offer which expired on June 29, 2012.  In addition, we acquired 43 additional common shares at a cost of $131 during the six month period ended June 30, 2012. We paid dividends to our stockholders of $461 in the first six months of 2012.

As of June 30, 2012, our committed line of credit totaled $200,000.  The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions.  Our direct borrowings amounted to $151,500 and letters of credit amounted to $34,269, leaving an availability of approximately $14,231 on our line of credit, or approximately 7%.  The letters of credit will expire on or before October 15, 2012.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8 million ($10,368) commitment for loans and documentary letters of credit.

Credit Agreements and Other Debt (in thousands)

We were a party to an amended and restated credit agreement with JPMorgan Chase Bank, N.A. for itself and as the agent for Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp., which provided for a $175,000 revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2011. The credit agreement provided that amounts under the facility could be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  Amounts borrowed by us bore interest of LIBOR, Eurodollar, money market, or base rates, at our option, plus an applicable margin. The applicable margin was determined by our leverage ratios. Borrowings under the credit agreement were collateralized by security interests in substantially all of our assets. The credit agreement contained financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

On April 28, 2011 we entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our $175,000 credit agreement. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of June 30, 2012, we had borrowings of $151,500 outstanding under the credit agreement, bearing interest at 2.7% and we were in compliance with all financial covenants.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of June 30, 2012, we had borrowings of EUR 4,880 ($6,179) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,500 at June 30, 2012, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 224.51shares of common stock per $1 thousand principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects five adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

We use aluminum futures contracts to manage our exposure to this commodity price risk. It is generally our policy to hedge such risks to the extent practicable. We enter into hedges to limit our exposure to volatile price fluctuations that we believe would impact our gross margins on firm purchase and sales commitments. As an example, if we enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers, we will generally enter into a futures contract to sell the aluminum for future delivery in the month when the aluminum is to be priced and delivered to the customer and repurchase this position once the pricing has been fixed with our customer.  If the underlying metal price increases, we suffer a hedging loss and have a derivative liability, but the sales price to the customer is based on a higher market price and offsets the loss. Conversely, if the metal price decreases, we have a hedging gain and recognize a derivative asset, but the sales price to the customer is based on the lower market price and offsets the gain.

We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell metals denominated in some international currencies. In such cases, we will purchase or sell the foreign currency through a bank for an approximate date when we anticipate making a payment to a supplier or receiving payment from the foreign customer.

In accordance with generally accepted accounting principles in the U.S., we designate these derivative contracts as fair value hedges and recognize them on our balance sheet at fair value.  We also recognize offsetting changes in the fair value of the related firm purchase and sales commitment to which the hedge is attributable in earnings upon revenue recognition, which occurs at the time of delivery to our customers.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently a party to any material litigation or other material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

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

Our sales are highly concentrated among a few customers. During the period ended June 30, 2012 and 2011, 49% and 43%, respectively, of our revenues were derived from sales to ten customers. Two major customers, Ryerson Inc. and Samuel Son & Co., Ltd., Two major customers, Ryerson Inc. and Samuel Son & Co., Ltd., accounted for approximately 11% and 10% of our consolidated net sales respectively for the six month period ended June 30, 2012 and 12% and 13%  of our consolidated net sales respectively for the comparable period in 2011. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments.  As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, on October 31, 2011 MF Global UK Limited, one of our London Metal Exchange clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK.  On October 31, 2011 we had no cash balances with MF Global UK Limited. The majority of the positions cleared through MF Global UK Limited were transferred to another London Metal Exchange broker. There were some unsettled contracts that were not transferred at that time.  For the contracts not transferred, we have a claim of approximately $800,000 against MF Global UK Limited, representing the fair value of the contracts on October 31, 2011. Of such amount, unsettled contracts valued at $800,000, which hedged inventory  sold prior to June 30, 2012, have been written off to cost of goods sold based on the uncertainty of recoverability from October 31, 2011.  We are in discussions to explore the sale of our claim against MF Global UK Limited.

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

Our annual debt service obligations until June 30, 2014, when our senior credit facility is scheduled to mature, will be primarily limited to interest and principal payments on our 10% Convertible Senior Subordinated Notes Due June 1, 2016, with an aggregate principal amount of $12 million, and borrowings under our $200 million credit facility with outstanding borrowings of $185,769 million as of June 30, 2012. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us, and these transactions may not be permitted under the terms of our various debt instruments then in effect.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

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

We could be held liable for any product failures related to the products we manufactured at our extrusion facility or for products manufactured by our suppliers.

As a result of the production that took place at our extrusion facility prior to September 2009, when we ceased production at the facility, we may be exposed to potentially serious risks such as product failure following distribution in the market.  While we are not aware of any defects in our aluminum extrusion products, defects in the products that we manufactured may result in serious and potentially fatal accidents which may in turn result in substantial losses to us.  Additionally, we may be exposed to risks as a result of product failures by the products we import.

Significant changes to international trade regulations could adversely affect our results of operations.

During 2011 and 2010, approximately 54% and 42%, respectively, of our purchases of aluminum products were from countries that were considered developing countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the generalized system of preferences (“GSP”) or duty free. There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the GSP will be renewed after its expiration on June 30, 2013.  If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. In fact, one of our suppliers, PT. Alumindo Light Metal Industry, exceeded the quota of imports permitted under the GSP statute during 2011, and triggered the Competitive Needs Limit of the GSP program.  As a result, imports from PT. Alumindo Light Metal Industry are subject to a 3% duty as of July 1, 2012.  This increase in duty rate, along with other duty increases imposed on our other suppliers, could adversely affect our profit margins to the extent these increased costs cannot be passed on to our customers. This could have a material adverse effect on our business, financial condition and results of operations.

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

As of August 8, 2012, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 45% of our outstanding common stock (43% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 6% (5% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016). In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) 17% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

There is relatively limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. In addition, our common stock currently trades on the OTCQX, which generally lacks the liquidity, research coverage and institutional investor following of a national stock exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 2,694,120 shares of common stock issuable at June 30, 2012 upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

In addition, 414,000 shares are issuable upon exercise of options. If any options are exercised, the shares issued upon exercise will also be restricted, but may be sold under Rule 144 after the applicable holding period has been satisfied. Sales under Rule 144 may be subject to volume limitations and other conditions.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

EMPIRE RESOURCES, INC.

Date: August 14, 2012	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii)Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

_______________________
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