Form 10-Q
period 2012-09-30
EMPIRE RESOURCES INC /NEW/
filed 2012-11-14
CIK 1019272

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 12, 2012: 8,594,254

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	21
	PART II
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$2,621	$4,274
Restricted cash	1,410	-
Trade accounts receivable (less allowance for doubtful accounts of $515 and $527)	65,303	56,504
Inventories	129,565	184,113
Deferred tax assets	3,381	3,384
Advance to supplier, net of imputed interest of $229	2,293	-
Other current assets	3,609	11,053
Total current assets	208,182	259,328
Advance to supplier, net of imputed interest of $385 and $521, respectively, net of current maturities	7,093	4,479
Preferential supply agreement	962	521
Long-term financing costs, net of amortization	1,005	1,360
Property and equipment, net	3,989	4,040
Total assets	$221,231	$269,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable – banks	$129,889	$154,424
Current maturities of mortgage payable	168	160
Trade accounts payable	23,690	50,054
Income taxes payable	2,403	4,060
Accrued expenses and derivative liabilities	7,655	4,089
Dividends payable	215	231
Total current liabilities	164,020	213,018

Mortgage payable, net of current maturities	1,334	1,461
Subordinated convertible debt net of unamortized discount of $2,075 and $2,499 respectively	9,925	9,501
Derivative liability for embedded conversion option	1,573	1,934
Deferred taxes payable	324	212
Total Liabilities	177,176	226,126

Commitments and Contingencies (Note 18)

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2012 and December 31, 2011	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	37,662	35,271
Accumulated other comprehensive loss	(220)	(214)
Treasury stock 3,154,997 and 2,511,245 shares at September 30, 2012 and December 31, 2011, respectively	(5,441)	(3,509)
Total stockholders' equity	44,055	43,602
Total liabilities and stockholders' equity	$221,231	$269,728

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$137,705	$137,653	$429,006	$377,786
Cost of goods sold	131,597	131,468	410,123	360,584
Gross profit	6,108	6,185	18,883	17,202
Selling, general and administrative expenses	3,432	3,262	10,191	8,897
Operating income	2,676	2,923	8,692	8,305
Other income/(expense)
Change in value of derivative liability	410	966	361	966
Interest expense, net	(1,378)	(1,417)	(4,119)	(2,518)
Income before income taxes	1,708	2,472	4,934	6,753
Income taxes	656	935	1,883	2,583
Net income	$1,052	$1,537	$3,051	$4,170
Weighted average shares outstanding:
Basic	8,594	9,258	9,000	9,259
Diluted	11,503	12,066	11,914	10,654
Earnings per share:
Basic	$0.12	$0.17	$0.34	$0.45
Diluted	$0.09	$0.10	$0.31	$0.37

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$1,052	$1,537	$3,051	$4,170
Other comprehensive income before tax
Foreign currency translation adjustments	43	(258)	(26)	(28)
Decrease/(increase) in value of interest rate swap liability	11	(10)	36	-
Decrease in value of marketable securities	(2)	(1)	(4)	(4)
Other comprehensive income before tax	52	(269)	6	(32)
Income tax related to components of other comprehensive income	(3)	4	(12)	1
Other comprehensive income, net of tax	49	(265)	(6)	(31)
Comprehensive income	$1,101	$1,272	$3,045	$4,139

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,051	$4,170
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	506	290
Change in value of derivative liability	(361)	(966)
Amortization of convertible note discount	424	189
Imputed interest on vendor advance	(347)	-
Provision for doubtful accounts	(6)	209
Deferred income taxes	105	246
Foreign exchange loss, and other	15	12
Changes in:
Restricted cash	(1,410)	-
Trade accounts receivable	(8,854)	(27,944)
Inventories	54,451	(21,497)
Other current assets	7,452	(6,530)
Trade accounts payable	(26,366)	6,590
Income taxes payable	(1,657)	(3,325)
Accrued expenses and derivative liabilities	3,634	(6,222)
Net cash provided by/(used in) operating activities	30,637	(54,778)
Cash flows used in investing activities:
Advance related to supply agreement	(5,000)	(5,000)
Purchases of property and equipment	(38)	(32)
Net cash used in investing activities	(5,038)	(5,032)
Cash flows provided by financing activities:
Proceeds from subordinated convertible debt	-	12,000
(Repayments of)/proceeds from notes payable – banks	(24,462)	50,802
Repayments - mortgage payable	(119)	(112)
Dividends paid	(676)	(463)
Deferred financing costs	(62)	(1,443)
Treasury stock purchased	(1,932)	(22)
Net cash (used in )/provided by financing activities	(27,251)	60,762
Net (decrease)/increase in cash	(1,652)	952
Effect of exchange rate	(1)	(16)
Cash at beginning of year	4,274	1,270
Cash at end of the year	$2,621	$2,206
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,052	$2,061
Income taxes	$2,664	$2,404
Non cash financing activities:
Dividend declared but not yet paid	$215	$231

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	11,750	$117	$11,937	$35,271	$(214)	$(3,509)	$43,602
Treasury stock acquired						(1,932)	(1,932)
Net change in cumulative translation adjustment					(26)		(26)
Decrease in value of interest rate swap liability, net of deferred tax of $13					23		23
Decrease in value of marketable securities, net of deferred tax of $1					(3)		(3)
Dividends declared and/or paid ($0.075 per share)				(660)			(660)
Net income				3,051			3,051
Balance at September 30, 2012	11,750	$117	$11,937	$37,662	$(220)	$(5,441)	$44,055

See notes to unaudited consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland and Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe. All significant inter-company transactions and accounts have been eliminated on consolidation.  The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the nine month period ended September 30, 2012 one customer accounted for approximately 10% of our consolidated net sales as compared to 13% during the nine month period ended September 30, 2011.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 59% of total purchases during the nine month period ended September 30, 2012 as compared to 41% during the same period ended September 30, 2011.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of September 30, 2012, there were outstanding employee stock options to acquire 414 common shares, which had vested in prior years. During the nine month periods ended September 30, 2012 and 2011, we did not grant any stock options or any other stock-based awards.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2011 the Company repurchased a total of 598 shares under its repurchase program for an aggregate cost of $1,281. On June 4, 2012 the Company filed a tender offer statement with the SEC to repurchase up to 1,000 shares at price of $3.00 per share. The Company acquired 600 common shares at a cost of $1,801 pursuant to the tender offer which expired on June 29, 2012. In addition, the Company acquired 43 additional common shares at a cost of $131 during the nine month period ended September 30, 2012.

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

9. Notes Payable—Banks

On April 28, 2011, the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s previous $175,000 credit agreement which would have matured on June 30, 2011. The new credit agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest (0.24% at September 30, 2012) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of September 30, 2012, the Company was in compliance with the covenants.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of September 30, 2012 and December 31, 2011, the credit utilized amounted to, respectively, $160,687 and $179,791 (including approximately $36,687 and $33,791 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2012 the outstanding loan amounted to EUR 4,580 (US $5,889), as compared to EUR 6,500 (US $8,424) on December 31, 2011 bearing interest at EURIBOR plus 1.75% and Imbali was in compliance with all financial covenants.

10. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,500 at September 30, 2012 and $1,600 at December 31, 2011. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays us a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

11. Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of September 30, 2012, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 226.57 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.41 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects five adjustments for dividends declared on common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of September 30, 2012, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month and nine month periods ended September 30, 2012, the change in the fair value of the derivative liability resulted in gains of $410 and $361, respectively and amortization of the discount amounted to $141 and $424, respectively.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Equity value	$23,085	$25,897
Volatility	60%	70%
Risk free return	0.47%	0.83%
Dividend Yield	3.70%	3.57%
Strike Price	$4.41	$4.57

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,052	$1,537	$3,051	$4,170
Add back of interest on convertible subordinated debt, net of taxes	185	190	556	245
Add back of amortization of discount on convertible subordinated debt, net of taxes	87	118	262	118
Adjustment for change in value of convertible note derivative, net of taxes	(254)	(604)	(223)	(604)
Numerator for diluted earnings per share	$1,070	$1,241	$3,646	$3,929

Denominator:
Weighted average shares outstanding-basic	8,594	9,258	9,000	9,259
Dilutive effect of stock options	190	227	195	248
Dilutive effect of convertible subordinated debt	2,719	2,581	2,719	1,147
Weighted average shares outstanding-diluted	11,503	12,066	11,914	10,654
Basic Earnings per Share	$0.12	$0.17	$0.34	$0.45
Diluted Earnings per Share	$0.09	$0.10	$0.31	$0.37

13. Dividends

On March 22, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 6, 2012. The dividend, totaling $230, was paid on April 20, 2012. On June 21, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on July 6, 2012 except for those shares tendered under the stock repurchase plan.  On September 12, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on September 27, 2012. The dividend, totaling $215, is reflected in dividends payable on the accompanying balance sheet at September 30, 2012 and was paid on October 16, 2012.  The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

14. Derivative Financial Instruments and Risk Management

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company’s policy to hedge such risks to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metal content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to buy and sell metals denominated in international currencies. Restricted cash of $1,410 at September 30, 2012 consists of cash held in margin accounts with one of the Company’s London Metal Exchange brokers.

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

		September 30,	December 31,
Derivatives designated as fair value hedges	Balance Sheet Location	2012	2011
Asset derivatives:
Aluminum futures contracts	Other current assets	506	$4,915
Total		$506	$4,915

Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	$328	$315
Aluminum futures contracts	Accrued expenses and derivative liabilities	3,019	-
Total		$3,347	$315

For the periods ended September 30, 2012 and 2011, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value is as follows:

		September 30,	December 31,
Derivatives designated as cash flow hedges	Balance Sheet Location	2012	2011
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$127	$161

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

		Location of Gain or (Loss)	Three Months Ended September 30,		Nine Months Ended September 30
Derivatives in hedging relationships		Recognized	2012	2011	2012	2011
Foreign currency forward contracts	(a)	Cost of Goods Sold	$(141)	$329	$(750)	$812
Interest rate swaps	(b)	Interest Expense	(17)	(18)	(51)	(56)
Aluminum futures	(c)	Cost of Goods Sold	5,157	2,979	10,648	(2,401)
Total			$4,999	$3,290	$9,847	$(1,645)

(a)	Fair value hedge: the related hedged item is accounts receivable and an offsetting gain in 2012 and (loss) in 2011 is included in cost of goods sold in the same respective amounts.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss.

(c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2012 and (loss)/gain in 2011 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011 are classified as follows:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$121,732			$172,068
Aluminum futures contracts	506			4,915
Liabilities:
Foreign currency forward contracts	328			315
Interest rate swap contracts		$127			$161
Aluminum futures contracts	3,019			-
Embedded conversion option			$1,573			$1,934

16. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value (level 2) as of September 30, 2012 and December 31, 2011, because these notes reflect market changes to interest rates. The fair value (level 2) of the subordinated convertible debt approximates its principal amount of $12,000 at September 30, 2012 and December 31, 2011 which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value (level 2) of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

17. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers. Sales to domestic and foreign customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$88,041	$92,745	$293,366	$260,185
Canada	11,827	13,778	40,482	44,716
Europe	4,263	6,259	13,639	23,496
Brazil	19,378	13,080	44,838	18,871
Australia & New Zealand	14,196	11,791	36,681	30,518
	$137,705	$137,653	$429,006	$377,786

18. Commitments and Contingencies

We have $36,687 in outstanding letters of credit to certain of our suppliers at September 30, 2012.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 59% of our products during the first nine months of 2012 as compared to 41% of our products during the same period in 2011. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of September 30, 2012, we had $65,303 in trade receivables, after an allowance for doubtful accounts of $515. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended September 30, 2012 and 2011 (in thousands, except per share amounts)

During the three months ended September 30, 2012, net sales increased by $52, from $137,653 to $137,705 during the same period in 2011.  This increase was due to increased unit volume shipments in our North and South American markets during a period of declining metal prices.

 Gross profit decreased by $77, to $6,108 during the three months ended September 30, 2012 from $6,185 in the same period of 2011, representing a 1% decrease. This decrease is primarily due to PT. Alumindo imports no longer being duty free and increased marine insurance costs, offset by lower material processing costs and reduced agents’ commissions.

Selling, general and administrative expenses increased 5% or $170, from $3,262 during the first three months ended September 30, 2011, to $3,432 in the same period 2012. Sales commissions resulting from our higher sales volume is the largest component of this increase for the quarter. Additionally, legal and travel expenses during the quarter made up the balance of the increase in our selling, general and administrative expenses.

During the three months ended September 30, 2012, interest expense decreased by $39, to $1,378 from $1,417 for the same period in 2011.  Under our new credit agreement, which we entered into in April 2011, the premium (over the Eurodollar, money market or base rate) charged by our banks increased to 2.5% from 1.5% under our former credit agreement, resulting in additional interest costs during the three months ended September 30, 2012. This is offset by lower interest expense on the reduced Imbali bank loan and increased imputed interest income on the PT. Alumindo loan. During the three months ended September 30, 2012 and 2011, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441.

Net income decreased from $1,537 during the three months ended September 30, 2011 to $1,052 during the three months ended September 30, 2012, which was attributable to flat revenues, slight increases in selling and administrative costs, and a reduction of $350 in the after-tax gain from the mark to market of the derivative element of our 10% Convertible Senior Subordinated Notes Due June 1, 2016.

Comparison of Nine Months Ended September 30, 2012 and 2011 (in thousands, except per share amounts)

During the nine months ended September 30, 2012, net sales increased by $51,220, from $377,786 to $429,006, or an increase of 14% from the same period in 2011.  This increase was due to increased unit volume shipments in our North and South American markets and was somewhat offset by a decline in European sales, resulting from weaker economic conditions on the continent. The increased sales unit volume offset a decline in metal prices during the nine month period.

Gross profit increased by $1,681, from $17,202 during the nine months ended September 30, 2011 to $18,883 in the same period of 2012, representing a 10% increase. This increase resulted primarily from higher unit sales volume during the period and slightly improved margins on our spot depot business.

Selling, general and administrative expenses increased 15% or $1,294, from $8,897 during the nine months ended September 30, 2011, to $10,191 in the same period 2012. Sales commissions resulting from our higher sales volume is the largest component of this increase for the period. Additionally, legal and related costs from our S-1 registration statements and tender offer filings during the period, as well as higher bank fees made up the balance of the increase in our selling, general and administrative expenses.

During the nine months ended September 30, 2012, interest expense increased by $1,601, from $2,518 to $4,119 for the same period in 2011.  Under our new credit agreement, which we entered into in April 2011, the premium (over the Eurodollar, money market or base rate) charged by our banks increased to 2.5% from 1.5% under our former credit agreement, resulting in additional interest costs during the nine months ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, the interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,324 and $496, respectively.

Net income decreased from $4,170 during the nine months ended September 30, 2011 to $3,051 during the nine months ended September 30, 2012, which was attributable to the increased selling, general and administrative expenses, higher interest expense and a reduction of $369 in the after-tax gain from the mark to market of the derivative element of our 10% Convertible Senior Subordinated Notes Due June 1, 2016.

Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At September 30, 2012, we had cash of $2,621, accounts receivable of $65,303, total senior secured debt of $131,391 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended September 30, 2012 and 2011

Net cash provided by operating activities was $30,637 during the period ended September 30, 2012 as compared to cash used in operating activities of $54,778 during the same period in 2011. During 2012, we focused on decreasing inventory and improving inventory turns while maintaining our current sales volume, which led to positive operating cash flows. Cash provided by operating activities during the nine months ended September 30, 2012 was primarily due to net income, decreased inventory, offset by increases in accounts receivable and decreased trade accounts payable. Accounts receivable increased by $8,854 in the first nine months of 2012 as a result of increased sales. Inventory levels decreased by $54,451 from December 31, 2011 as a result of increased focus on increasing inventory turns and improving cash flows. Accounts payable decreased $26,366 as a consequence of reduced purchasing.

During the first nine months of 2012, our inventory turn rate was about 4.4 times (or 2.7 months on hand), compared to our 2011 annual rate of about 2.8 times (or 4.3 months on hand). Our turns improved as sales during the first nine months of 2012 increased, while reducing outstanding inventories. In addition, we reduced our inventory purchases during the period. During 2012, we intend to stay focused on decreasing inventory and improving inventory turns while maintaining our current sales volume, which we believe will lead to positive operating cash flows. The days payable outstanding decreased from 34 days at December 31, 2011 to 18 days at September 30, 2012, as a consequence of reduced inventory purchases. We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of September 30, 2012, our days’ sales outstanding rate was approximately 41 days, as compared to 40 days as of December 31, 2011.

Cash flows used in investing activities during the nine months ended September 30, 2012 was primarily the $5,000 advance related to our supply agreement with PT. Alumindo Light Metal Industry and its affiliates.

Cash flows used in financing activities during the nine months ended September 30, 2012 amounted to $27,251, as compared to cash flows provided by financing activities of $60,762 during the same period in 2011. We acquired 600 common shares at a cost of $1,801 pursuant to the tender offer which expired on June 29, 2012.  In addition, we acquired 43 additional common shares at a cost of $131 during the nine month period ended September 30, 2012. We paid dividends to our stockholders of $676 in the first nine months of 2012.

As of September 30, 2012, our committed line of credit totaled $200,000. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Our direct borrowings amounted to $124,000 and letters of credit amounted to $36,687, leaving an availability of approximately $39,313 on our line of credit, or approximately 20%. The letters of credit will expire on or before December 31, 2012.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8 million ($10,287) commitment for loans and documentary letters of credit.

Credit Agreements and Other Debt (in thousands, except per share amounts)

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

On April 28, 2011 we entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our $175,000 credit agreement. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of September 30, 2012, we had borrowings of $124,000 outstanding under the credit agreement, bearing interest at 2.74% and we were in compliance with all financial covenants.

Our wholly owned Belgian subsidiary, Imbali, operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of September 30, 2012, we had borrowings of EUR 4,580 ($5,889) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,500 at September 30, 2012, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 226.57 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects five adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our two largest suppliers year to date in 2012 were PT. Alumindo Light Metal Industry and Hulamin Ltd., from whom we purchased approximately 59% of our products. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business.

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

Our sales are highly concentrated among a few customers. During the period ended September 30, 2012 and 2011, 46% and 48%, respectively, of our revenues were derived from sales to ten customers. Two major customers, Ryerson Inc. and Samuel Son & Co., Ltd., accounted for approximately 10% and 8% of our consolidated net sales respectively for the nine month period ended September 30, 2012 and 13% each of our consolidated net sales respectively for the comparable period in 2011. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, on October 31, 2011 MF Global UK Limited, one of our London Metal Exchange clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK. On October 31, 2011 we had no cash balances with MF Global UK Limited. The majority of the positions cleared through MF Global UK Limited were transferred to another London Metal Exchange broker. There were some unsettled contracts that were not transferred at that time. For the contracts not transferred, we have a claim of approximately $800 against MF Global UK Limited, representing the fair value of the contracts on October 31, 2011. Of such amount, unsettled contracts valued at $800, which hedged inventory sold prior to September 30, 2012, have been written off to cost of goods sold based on the uncertainty of recoverability from October 31, 2011. We are in discussions to explore the sale of our claim against MF Global UK Limited.

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

Our annual debt service obligations until June 30, 2014, when our senior credit facility is scheduled to mature, will be primarily limited to interest and principal payments on our 10% Convertible Senior Subordinated Notes Due June 1, 2016, with an aggregate principal amount of $12 million, and borrowings under our $200 million credit facility with outstanding borrowings of $160,687 million as of September 30, 2012. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us, and these transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

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

As of November 12, 2012, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 45% of our outstanding common stock (43% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 6% (5% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016). In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) 17% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 2,721,088 shares of common stock issuable at September 30, 2012 upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

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

EMPIRE RESOURCES, INC.

Date: November 14, 2012	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

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

- 32 -