Form 10-K
period 2012-12-31
EMPIRE RESOURCES INC /NEW/
filed 2013-03-25
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-12127

Empire Resources, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3136782
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Parker Plaza
Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 944-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $13,247,276. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 22, 2013: 8,584,402

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

PART I

Item 1. Business.

Overview

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers, PT. Alumindo Light Metal Industry and Hulamin Ltd., furnished approximately 57% of our products during 2012 as compared to 47% of our products during 2011. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

Growth Strategy

We believe that our long-term growth will depend upon understanding our customers’ particular requirements and delivering a high-level of service and quality products that meet those requirements consistently. Our growth and profitability will also depend upon our ability to continue building our market knowledge and in particular our understanding of the production capabilities of our suppliers. We will also need to maintain, strengthen and expand our supplier relationships in light of continued pricing pressures. Finally, we will need to succeed in identifying and executing opportunities to provide our customers additional value added offerings, in both our existing markets and product offerings as well as in broader or new product groups and geographic areas.

Our strategy for growth consists of the following key elements:

Provide Customers with a High Level of Service and Cost Effective, Quality Products.  We work closely with our customers to understand their specific requirements. This work enables us to provide each customer with cost-effective, quality materials, matching that customer’s particular needs. We also provide various ancillary services to our customers, such as arranging for products to be stored in warehouse facilities for release to them on a just-in-time delivery basis, providing them with timely information about market trends and product development, arranging for subsequent metal processing or finishing services and making material available from our own stock to meet our customers’ short term requirements.  Our services are described more fully under “Sales, Marketing and Customer Service” below.

Expand Volumes and Product Breadth with Existing Suppliers and Customers. We continually seek to build on our market knowledge. We try to maintain a current understanding of our suppliers’ production capabilities and of our customers’ needs and markets. This understanding enables us to recognize opportunities to introduce new product lines to our customers and to increase volume from our suppliers.

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

Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. We utilize our own warehouse and distribution facility in Baltimore that serves the dual purpose of providing depot/warehousing capacity for just-in-time delivery and providing handling capability and inventory control at the Baltimore port of entry, our most active import location. This arrangement reduces freight and handling expenses, while increasing efficiency. It also enables us to monitor deliveries and serve customers more effectively.

Provide Additional Products and Value Added Services. We may add capability to provide our customers with additional value-added services such as processing, financing, warehousing and distribution services.

The Industry

The industry in which we operate is the sale and distribution of semi-finished aluminum and steel products. These products are manufactured worldwide by rolling facilities, some of which are owned by large integrated companies and others by independent producers. The majority of the products we purchase are in turn sold to distributors, who sell to varied metal working industries including the automotive, housing and packaging industries.

Mergent, Inc. reports that North American aluminum consumption totaled 1.79 million metric tons during the first five months of 2012, an increase from the 1.55 million metric tons for the same period in 2011. According to the same report, during 2011, 3.67 million tons of aluminum and 21.8 million tons of steel were imported into the U.S., where we made the majority of our sales.

Although demand for aluminum products in the U.S. has been cyclical, over the longer-term, demand has continued to increase. We believe that this growth reflects general population and economic growth, and the advantages of aluminum products, including light weight and a high degree of formability, recyclability and resistance to corrosion. Demand for steel in the U.S. has been cyclical as well, and was negatively impacted in recent years by depressed construction markets and general economic conditions.

According to Mergent, Inc., the distribution of aluminum shipments in the U.S. by market classification in 2011 broke down as follows: transportation – 34%; packaging – 27%; building – 12%; electrical – 8%; machinery – 8%; consumer durables – 7%; and others – 4%. Mergent, Inc. predicts that U.S. and global demand for aluminum and steel will continue to increase in both the long term and the short term. In particular, the use of aluminum and certain types of steel in heavy truck manufacturing could increase in light of fuel regulations announced by the Obama Administration that require truck manufacturers to reduce vehicle mass. The advantages of aluminum and lightweight steel are being recognized more generally by truck and engine manufacturers, as well as regulators, for example in the development of lightweight sealed steel fuel tanks for advanced hybrid vehicles. According to Mergent, Inc., these developments should increase demand from aerospace and transportation markets, as should increases in environmentally responsible building. Negative factors affecting demand for aluminum and steel products include depressed construction markets, uncertainties from the European sovereign debt crisis, unrest in the Middle East and the U.S. federal budget deficit.

Although trends within the industries above may impact overall demand for our products, we do not view our aluminum and steel sales in an industry specific manner (other than aluminum versus steel) or analyze our financial results or generate growth strategy with an eye toward specific industries. Most of our significant customers are general distributors who resell our products into various industries. They generally do not provide us with data on where they resell our products. Our sales are affected by the level of our distributors’ inventory and their ability to resell such inventory, which in turn is affected by industry trends. Our marketing and growth strategies are aimed at meeting the needs of distributors and providing whatever products they may need at any given time rather than pushing any one particular product or seeking to expand our sales into any particular industry.

Within the semi-finished aluminum and steel products industry, we believe that we occupy a specialized niche as an alternative supplier with prices generally lower than those of our competitors. More specifically, our customers generally purchase semi-finished aluminum and steel products from several sources besides us, and our products generally comprise only a minority of the aluminum and steel products purchased by our customers. In addition, we offer customers visibility into the general wholesale metals’ marketplace that our larger competitors do not, since many of these competitors are vertically integrated, selling metal products they may have mined and manufactured, and do not provide the types of customer services we provide. We also offer our customers products from independent sources, which allow our customers to lessen their dependence on an increasingly concentrated domestic supply chain. We believe the fact that most of our customers find it important to retain us as an alternative supplier, coupled with our generally discounted prices, has shielded us from the potential negative impact of volatility in metal prices that affects our industry as a whole. When metal prices previously increased, our customers generally did not reduce their purchases from us, although they may have reduced such purchases from other suppliers. See Risk Factors “Our future operating results could be impacted by the volatility of the prices of metals, which could cause our results to be adversely affected” on page 10.

On the supply side, suppliers to our industry include local mills and foreign suppliers. In addition, many of our largest competitors are vertically integrated, selling metal products they may have mined and manufactured. Maintaining and expanding our access to aluminum and steel supply is critical given the high demand for the aluminum and steel products we purchase. Since we purchase mainly from foreign suppliers, the main factor influencing our supply is our ability to maintain and expand our existing relationships with suppliers and add new suppliers, in particular through the services we provide as described under “Suppliers” below.

Our Products

We derive our revenues from the sale of semi-finished aluminum and steel products, which are produced by processing primary aluminum or steel and/or aluminum or steel scrap. A product is considered “semi-finished” if it has not yet been converted into a final end-product. Semi-finished products include aluminum sheet, coil, plate and foil, rod, bar and wire, extruded and cast products. We offer many of these forms of semi-finished products to our customers, for use as follows:

•	Aluminum Sheet/Coil. Aluminum sheet/coil is used in many diverse industries, including transportation, construction and food service. Common applications include road signs and gas tanks for trailers.

•	Aluminum Plate. One of the primary industries for aluminum plate is transportation. Common applications include ship building, automobiles and truck and dump bodies.

•	Aluminum Treadplate. Aluminum treadplate with a bright finish, better known as “treadbright,” is used both for its cosmetic appearance and its durability. Common uses are for industrial toolboxes, automotive runners and trimming.

•	Aluminum Foil. Aluminum foil is used primarily in the packaging industry. Common applications include candy/gum wrappers as well as decorative wrapping for gifts.

•	Stainless Steel. Stainless steel coil, sheet and plate products are widely utilized in applications in which aseptic and non-corrosive surfaces are essential. Common applications include the food service and marine-related industries.

•	Carbon Steel. The uses of flat rolled carbon steel products span a myriad of applications including construction, automotive and consumer-related uses. Products currently supplied by us include hot rolled coils and plates, cold rolled and coated products such as painted, galvanized and galvalume materials.

During 2012, approximately 82% and 18% of our revenues were derived from the sale of aluminum products and steel products, respectively.

Demand for our products is not seasonal.

Sales, Marketing and Customer Service

We sell our products primarily through our own marketing and sales personnel. In addition, we sell less than 10% of our products through independent sales agents. We currently utilize five independent sales agents, three of whom are located in the United States, one in Canada and one in England.  These sales agents are compensated pursuant to individually negotiated terms, with exact compensation generally tied to a fixed rate and the amount of products they actually sell.

Our inventory is comprised of material that has been ordered by customers and is in transit or is being held pending delivery to such customers and material that we stock to meet shorter delivery times to our customers.

We endeavor to support and grow our distribution capabilities by providing customers with quality products, access to alternative sources of supply, and customer service. We offer customers a range of services, including:

•	sourcing products from the appropriate supplier in order to meet pricing and delivery requirements;

•	handling foreign exchange transactions for purchases and sales in local currency;

•	assuming responsibility for the shipment and timely delivery of the product to the customer;

•	assisting customers in identifying materials and matching their particular needs;

•	where necessary, arranging for subsequent metal processing and/or finishing services that may be required by the customer;

•	arranging for materials that have been ordered by a customer (and are subject to a firm purchase commitment) to be stored at an appropriate warehouse for release to the customers on a just-in-time delivery basis;

•	providing customers with information concerning market trends and product development; and

•	making available material from our own local stocks to meet customers’ short term requirements.

We carefully monitor the timing and processing of orders to meet customers’ needs and commit to deliver orders within a time-period mutually agreed with the customer, generally within a 30-day window. We maintain constant and ongoing communication with our suppliers in order to ensure that these delivery dates are met and that customers are apprised of the delivery status of their orders.

Customers

We serve more than 300 customers in diverse industries, such as distribution, transportation, automobile, housing, appliances and packaging. In the year ended December 31, 2012, our top ten customers represented approximately 47% of our total revenues, with two customers, Ryerson Inc., and Samuel Son & Co. accounting for 10% and 9.4% of total revenues, respectively. In 2011, our top ten customers represented approximately 45% of our total revenues, with two customers, Samuel Son & Co. and Ryerson Inc., accounting for 11.6% and 12.3% of total revenues, respectively. These ten customers included eight full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as a producer of various consumer and industrial products. Our customers are principally located throughout the Americas, Australia, New Zealand and Europe. Our U.S. customer base is not regional, and includes customers in 40 states with no significant geographic concentration in one state or region. During the year ended December 31, 2012, our revenues were attributable to the following countries and regions: U.S. - 68%; Canada – 9%; Australia/New Zealand – 9%; South America – 11%; and Europe – 3%.

Customers generally place an order with us by submitting a purchase order setting forth their desired products, specifications and date and location of delivery. We confirm the transaction with our sales contract, which contains our standard terms and conditions, including a disclaimer of warranties, indemnification of us by the buyer and certain protections in case of insolvency or potential insolvency by the buyer (e.g., the right to terminate the contract and accelerate payments thereon) or the occurrence of certain contingencies that prevent us from fulfilling the contract on time. Typically the risk of loss passes to the customer upon shipment or delivery. Pricing is negotiated for each sales contract.

Suppliers

We maintain distribution arrangements and/or ongoing commitments with several foreign mills.  We act as bulk purchasers for these suppliers, which provides them with the following benefits:

•	we serve as an integrated marketing, distribution, and service channel for volume that our suppliers wish to export;

•	we purchase bulk capacity from suppliers;

•	we typically assume responsibility for transporting the products that we purchase;

•	we eliminate foreign currency risks for suppliers; and

•	we ensure prompt payment to suppliers for materials purchased.

We strive to maintain long-term relationships with our suppliers and to be a significant distributor for them. As a result, we are often able to obtain competitive pricing and to influence quality standards and delivery practices.  We continuously work with our existing suppliers and explore other sources to strengthen our position in the market.  Our principal suppliers are PT. Alumindo Light Metal Industries, Hulamin Ltd. and Elval Hellenic Aluminium. We have written agreements with PT. Alumindo Light Metal Industries and Hulamin Ltd., the material terms of which are summarized below:

PT. Alumindo Light Metal Industries. Our supply agreement with PT. Alumindo Light Metal Industries and its affiliates provides initially for the supply to us of a minimum of 3,500 metric tons of aluminum cold rolled coil per month, plus or minus 15% upon our written consent, to our specifications as set forth in our purchase orders. Under this supply agreement, the suppliers are also required to use their reasonable efforts to deliver to us an additional 500 metric tons of aluminum hot/cold rolled coil per month, plus or minus 15% upon our written consent. The suppliers’ minimum commitment described above increased to 5,000 metric tons of aluminum cold rolled coil per month, plus or minus 15% on January 1, 2013. The suppliers’ obligations to third parties will at all times be subject to their ability to produce sufficient supply for us to meet the minimum quantities set forth above. The price of the product shall be determined at least 60 days prior to the quarter in which the product is to be manufactured. The suppliers must provide the products to us at the lowest price at which they offer the same products to any third party in North America in equal or smaller quantities, and they are required to immediately lower existing prices if a lower price is offered to any such third party. We are also a party to a pre-payment advance agreement with PT. Alumindo Light Metal Industries and its affiliates pursuant to which we advanced a total of $10 million to these suppliers in order to augment their manufacturing capabilities. The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $277,777.78. As of March 25, 2013 the payments are up to date and current. If we and the suppliers are unable to agree on a product price, the suppliers’ monthly re-payment obligation increases to $555,555.56 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. The supply agreement’s initial term will end on the date that the pre-payment advance has been fully repaid, but the supply agreement will automatically renew for additional one year terms unless terminated by mutual written consent or in writing by either party at least 60 days prior to the termination date of the then current term. We have the right to terminate the supply agreement upon certain events of default, including the suppliers’ breach of the agreement, failure to supply the product as specified in our purchase orders, becoming the subject of certain governmental demands, investigations or determinations involving illegal or trade-related acts, insolvency, bankruptcy or similar events, default under any loan or indebtedness or material adverse change in financial or other condition, or ability to perform under the agreement. Upon the occurrence of an event of default, the pre-payment advance would become due and payable to us upon demand.

Hulamin Ltd. Our agreement with Hulamin Ltd. is a letter of understanding which states that Hulamin Ltd. will work closely with us in satisfying market requirements, recognizing that we remain an important customer. The letter permits Hulamin Ltd. to sell its products directly to customers in North America, except for foil products for which we remain the exclusive importer and distributor. Additionally, we are the exclusive importer and distributor of Hulamin’s rolled products in Australia and New Zealand.

Transportation

We arrange for transportation and delivery of the products purchased by customers.  When we purchase products from an overseas supplier, we accept delivery either at the port in the supplier’s home country or at the port of destination. If we take delivery at a foreign port, we will generally arrange for transportation to the port of destination on regularly scheduled port-to-port, sea-going transportation. Upon delivery of the products at the destination port, we use trucking and rail services to deliver the products to our customers.

Competition

Our principal competitors are global aluminum producers and rolling mills.  Alcoa Inc., and Aleris Rolled Products, Inc. dominate the aluminum industry in North America and are significantly larger than us, have significantly greater financial resources, and are active in significantly more areas of the aluminum products business than we are, including mining, refining, smelting and recycling. These companies also have access to material produced and imported from their own subsidiaries, which compete with us. There are also independent importers of aluminum and steel products which serve the North American aluminum and steel distribution industry. We compete with these other importers, as well as agents that act for or purchase from foreign aluminum producers including one of our suppliers, Hulamin Ltd. Our principal means of competition is market knowledge, customer service, and the ability to offer competitive terms and product quality, including providing value-added services to our customers and providing a full range of product offerings. We also believe that agents of foreign mills are generally less capable of providing the same value-added services to our customers because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that we offer our customers. We further believe that by offering our customers a full range of products from independent sources, we enable our customers to avoid dependency in an increasingly concentrated domestic supply chain.

Government Regulation

As our products are typically imported, we are subject to governmental regulations governing imports, in particular regulations governing the imposition of tariffs and antidumping and other duties. For 2012 and 2011, approximately 22% and 54%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the generalized system of preferences or duty free. However, there can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment. In addition, the generalized system of preference is scheduled to expire on June 30, 2013, and there is no guarantee that it will be renewed, or that it will not be amended. If preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff instead of the duty-free treatment those imports now enjoy. To the extent that these increased costs could not be passed on to our customers, our profit margins could suffer.

The products we import could also be subject to antidumping or other increased duties. Under U.S. law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the U.S. at less than fair value. Second, the International Trade Commission must determine that the U.S. industry is materially injured or threatened with material injury by reason of the imports. The International Trade Commission’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The International Trade Commission is required to analyze the volume of imports, the effect of imports on U.S. prices for like merchandise, and the effects the imports have on U.S. producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity. Should such a determination be made, we could subject to additional costs imposed on the affected imports.

Employees

As of December 31, 2012, we had approximately 60 employees. We also have independent sales representatives located in the U.S. and in Europe. None of our employees is represented under a collective bargaining agreement.

History

We were incorporated in the State of Delaware in 1990 under the name Integrated Technology USA, Inc. Until September 17, 1999, we were in the business of designing, developing and marketing products for emerging computer related markets.

On September 17, 1999, we merged with Empire Resources, Inc. (“Empire”), a distributor of value added, semi-finished aluminum products. Since the merger, we have continued the business of Empire under the name of Empire Resources, Inc.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Related to Our Business and Industry

We are highly dependent on a few suppliers.

Our two largest suppliers in 2012 were PT. Alumindo Light Metal Industry and Hulamin Ltd., from whom we purchased approximately 57% of our products. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business.

An interruption in the sources of our metal supply could have a material adverse effect on our results of operations.

We rely on our suppliers to fulfill contractual obligations. The failure of any one of our suppliers to fulfill its obligations to us may expose us to serious losses by requiring us to purchase material at a loss in the open market and/or absorb losses for hedges applied to the defaulting supplier’s transaction. Our primary suppliers could curtail or discontinue their delivery of metals to us in the quantities we need with little or no notice. If our suppliers experience production problems, lack of capacity or transportation disruptions, we may be unable to obtain sufficient amounts of metal on a timely basis, or we may not be able to obtain metal from alternate sources at competitive prices to meet our delivery schedules.

In addition, in recent years, the metal producing supply base has experienced significant consolidation, with a few domestic producers accounting for a majority of the domestic metal market. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metal suppliers. Although we have successfully replaced suppliers lost as a result of industry consolidations in the past, there can be no assurance that we will be able to replace the volume of production or the type of products supplied by any of our current suppliers if they were acquired or their operations terminated or were interrupted.

The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are highly dependent on a few significant customers.

Our sales are highly concentrated among a few customers. During the period ended December 31, 2012 and 2011, 47% and 45%, respectively, of our revenues were derived from sales to ten customers. Two major customers, Ryerson Inc. and Samuel Son & Co., Ltd., accounted for approximately 19% of our consolidated net sales for the year ended December 31, 2012, and 24% of our consolidated net sales for the year ended December 31, 2011. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

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

Our annual debt service obligations until June 30, 2014, when our senior credit facility is scheduled to mature, will be primarily limited to interest and principal payments on our 10% Convertible Senior Subordinated Notes Due June 1, 2016, with an aggregate principal amount of $12 million, and borrowings under our $200 million credit facility with outstanding borrowings of $151.8 million as of December 31, 2012. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us, and these transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

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

We are exposed to various interest rate risks as a result of our indebtedness under our credit facility. Market risk arises from changes in variable interest rates of our borrowings, which are primarily short-term LIBOR or money market based loans, which are subject to change. If interest rates significantly increase, we could be unable to service our debt, or we would have to dedicate materially more of our resources toward debt service, which could have a material adverse effect on our operating results.

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

The failure by one of our suppliers to honor the terms of our supply and pre-payment advance agreements could have a material adverse effect on us.

We are a party to a supply agreement and a pre-payment advance agreement with one of our largest suppliers, which provide for the sale to us of certain aluminum products and our advance of $10 million to finance the expansion of the supplier’s production capacity. We are exposed to the risk of failure of our supplier to honor its obligations under these agreements. The supplier’s failure to provide the supply of materials as contemplated could negatively impact our results of operations. The supplier’s failure to repay any or all of the advance could also result in a material loss to us.

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

The metal industry is highly cyclical and pricing can be volatile. The prices we pay for metals and the prices we charge our customers may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. We rely on long-term relationships with our suppliers but generally have no long-term, fixed-price purchase contracts. Instead we purchase at prevailing market prices at the time orders are placed, typically with discounts for quantity purchases. To the extent metal prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes and the ability to pass price changes on to our customers. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain financial covenants in our loan facilities, as well as result in us incurring impairment charges.

If suppliers fail to provide products of sufficient quality, customer relationships and prices could be negatively affected.

Our relationships with our customers depend, in part, on our ability to deliver products of the quality specified by those customers. We rely on certifications from our suppliers that attest to the quality of the metals received from those suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals. In the event that metal purchased from suppliers is deemed defective material or deemed to not meet quality specifications as set forth in the certifications or customer specifications, we may be forced to buy products of the specified quality from another source to fulfill the customer’s order. While we would then be left with a claim against the supplier for any loss sustained by us, we may not be able to bring these claims successfully, particularly in foreign jurisdictions. In addition, we could suffer damage to our reputation that may arise from sub-standard products and possibly lose customers.

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

During 2012 and 2011, approximately 22% and 54%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the generalized system of preferences (“GSP”) or duty free. There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment or that the GSP will be renewed after its expiration on June 30, 2013. If the preferential tariff treatment of any of our suppliers that are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff, instead of the duty-free treatment those imports now enjoy. In fact, one of our suppliers, PT. Alumindo Light Metal Industry, exceeded the quota of imports permitted under the GSP statute during 2011, and triggered the Competitive Needs Limit of the GSP program. As a result, imports from PT. Alumindo Light Metal Industry are subject to a 3% duty as of July 1, 2012. This increase in duty rate, along with other duty increases imposed on our other suppliers, could adversely affect our profit margins to the extent these increased costs cannot be passed on to our customers, resulting in a material adverse effect on our business, financial condition and results of operations.

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

Substantially all of the products we distribute require transportation, either through ocean vessels, rail or trucks. Increasing freight rates may materially adversely affect our profit margin and lack of cargo space may affect our ability to deliver products in a timely manner.

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

As of March 18, 2013, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 45% of our outstanding common stock (43% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 6% (5% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016). In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) 17% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

Historically, there has been relatively limited trading volume in our common stock. As such, our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 2,935,440 shares of common stock issuable at December 31, 2012 upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

In addition, 414,000 shares are issuable upon exercise of options. If any options are exercised, the shares issued upon exercise will be restricted, but may be sold under Rule 144 after the applicable holding period has been satisfied and the satisfaction of certain other conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Our corporate headquarters are located in Fort Lee, New Jersey, where we lease office space pursuant to a lease expiring in March 2015. The lease provides for a minimum annual rental payment of $284,000, plus escalations.

We own a 120,000 square foot distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland.

We believe that our facilities are adequate to meet our current and proposed needs.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2012, our common stock was quoted on the OTCQX under the trading symbol ERSO.PK. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On February 4, 2013, our common stock was listed on The NASDAQ Capital Market under the symbol “ERS.”

	2012		2011
	High	Low	High	Low
First Quarter	$3.49	$2.35	$5.94	$4.00
Second Quarter	$3.15	$2.27	$4.91	$3.35
Third Quarter	$2.95	$2.61	$4.75	$2.50
Fourth Quarter	$3.49	$2.67	$4.50	$1.25

As of March 5, 2013, there were 29 record holders of our common stock.

During 2012 and 2011, our board of directors declared dividends on our common stock approximately on a quarterly basis. The board of directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities. The board of directors declared a regular cash dividend of $0.025 per share on March 23, 2011, June 22, 2011, September 22, 2011, December 15, 2011, March 22, 2012, June 21, 2012, September 12, 2012 and December 6, 2012. On December 6, 2012, the board of directors also declared a special dividend of $0.20. The board of directors intends to review the Company’s dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

The following table shows our common stock repurchases for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	-	$-	-	-
November 1, 2012 - November 30, 2012	-	$-	-	-
December 1, 2012 - December 31, 2012	3	$2.97	1,245	755
Total	3	$2.97	1,245	755

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share.

Item 6. Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 57% of our products during the 2012 as compared to 47% of our products during 2011. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of December 31, 2012, we had $53,551 in trade receivables, after an allowance for doubtful accounts of $521. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Fiscal Years Ended December 31, 2012 and 2011 (in thousands, except per share amounts)

During 2012, net sales increased by $23,894, from $514,633 to $538,527, or an increase of 4.6% from the same period in 2011.  This increase was due to increased unit volume shipments in our North and South American markets, as well as our Australian market and was somewhat offset by a decline in our European sales, resulting from weaker economic conditions on the continent. The increased sales unit volume offset a decline in metal prices during the period.

Gross profit increased by $436, from $24,531 to $24,967 for the twelve month period, representing a 1.8% increase. This increase resulted primarily from higher sales volume during the year.

Selling, general and administrative expenses decreased 0.6% or $78, from $13,336 during the twelve months ended December 31, 2011, to $13,258 for the year ended December 31, 2012. Legal expenses were $562 lower in 2012 than in 2011, when were party to the settlement of a longstanding claim of a former shareholder and our stock transfer agent. This reduction was offset by increased sales commissions resulting from our higher sales for the period, followed by increases in expenses associated with becoming an SEC registrant and our tender offer to repurchase up to one million shares.

During 2012, interest expense increased by $1,186, from $4,039 to $5,225 for the same period in 2011.  Under our new credit agreement, which we entered into in April 2011, the premium (over the Eurodollar, money market or base rate) charged by our banks increased to 2.5% from 1.5% under our former credit agreement, resulting in additional interest costs during the fiscal year ended December 31, 2012. During the twelve months ended December 31, 2012 and 2011, the interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,766 and $1,030, respectively.

Net income decreased by $997 to $3,964 for the year ended December 31, 2012 from $4,961 during the same period in 2011. Operating income for the year increased by $514 from $11,195 in 2011 to $11,709 in 2012, off-set by the increase of $1,186 in net interest expense and amortization on the 10% Convertible Senior Subordinated Notes Due June 1, 2016 year on year mentioned above. Additionally there was a $63 loss in 2012, compared to a gain of $896 in 2011, related to the change in the value of the derivative liability related to these notes.

Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At December 31, 2012, we had cash of $3,136, accounts receivable of $53,551, total senior secured debt of $125,556 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended December 31, 2012 and 2011

Net cash provided by operating activities was $39,327 during the period ended December 31, 2012 as compared to cash used in operating activities of $55,788 during the same period in 2011. During 2012, we continued our focus on decreasing inventory and improving inventory turns while maintaining our current sales volume, which led to positive operating cash flows. Cash provided by operating activities during the period ended December 31, 2012 was primarily due to net income, decreased inventory, offset by decreased trade accounts payable. Accounts receivable decreased by $3,012 during 2012 as a result of some North American customers taking advantage of discounts available for early payment, offset by increases in South American customer balances. Inventory levels decreased by $38,655 from December 31, 2011 as a result of increased focus on increasing inventory turns and improving cash flows. Accounts payable decreased $14,016 as a consequence of reduced inventory purchases.

During 2012, our inventory turn rate was about 2.9 times (or 4.1 months on hand), compared to our 2011 annual rate of about 2.8 times (or 4.3 months on hand). Our turns improved as sales during 2012 increased, while we reduced outstanding inventories. The days’ payable outstanding increased from 34 days at December 31, 2011 to 35 days at December 31, 2012. We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of December 31, 2012, our days’ sales outstanding rate was approximately 45 days, as compared to 40 days as of December 31, 2011. This increase is primarily due to increased sales in South America which typically have longer payment terms than other business segments.

Cash flows used in investing activities during the years ended December 31, 2012 and 2011 was primarily the $5,000 advance related to our supply agreement with PT. Alumindo Light Metal Industry and its affiliates.

Cash flows used in financing activities during the year ended December 31, 2012 amounted to $35,400, as compared to cash flows provided by financing activities of $63,895 during the same period in 2011. We acquired 600 common shares at a cost of $1,801 pursuant to the tender offer which expired on June 29, 2012.  In addition, we acquired 47 additional common shares at a cost of $140 during the period ended December 31, 2012. We paid dividends to our stockholders of $2,825 during 2012.

As of December 31, 2012, our committed line of credit totaled $200,000. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Our direct borrowings amounted to $118,250 and letters of credit amounted to $33,534, leaving an availability of approximately $48,216 on our line of credit, or approximately 24%. The letters of credit will expire on or before April 30, 2013.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($10,556) commitment for loans and documentary letters of credit.

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

On April 28, 2011 we entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our $175,000 credit agreement. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of December 31, 2012, we had borrowings of $118,250 outstanding under the credit agreement, bearing interest at 2.74% and we were in compliance with all financial covenants.

Our wholly owned Belgian subsidiary, Imbali, operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of December 31, 2012, we had borrowings of EUR 4,430 ($5,845) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,461 at December 31, 2012, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 244.61 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects seven adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

We use aluminum futures contracts to manage our exposure to this commodity price risk. It is generally our policy to hedge such risks to the extent practicable. We enter into hedges to limit our exposure to volatile price fluctuations that we believe would impact our gross margins on firm purchase and sales commitments. As an example, if we enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers, we will generally enter into a futures contract to sell the aluminum for future delivery in the month when we expect the aluminum price to be fixed according to the sales contract terms. We repurchase this position once the pricing has been fixed with our customer.  If the underlying metal price increases, we suffer a hedging loss and have a derivative liability, but the sales price to the customer is based on a higher market price and offsets the loss. Conversely, if the metal price decreases, we have a hedging gain and recognize a derivative asset, but the sales price to the customer is based on the lower market price and offsets the gain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Empire Resources, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 25, 2013

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$3,136	$4,274
Trade accounts receivable (less allowance for doubtful accounts of $521 and $527)	53,551	56,504
Inventories	145,547	184,113
Deferred tax assets	3,306	3,384
Advance to supplier, net of imputed interest of $292	3,061	-
Other current assets	3,965	11,053
Total current assets	212,566	259,328
Advance to supplier, net of imputed interest of $234 and $521, respectively, net of current maturities	6,413	4,479
Preferential supply agreement	962	521
Long-term financing costs, net of amortization	862	1,360
Property and equipment, net	3,987	4,040
Total assets	$224,790	$269,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$124,095	$154,424
Current maturities of mortgage payable	171	160
Trade accounts payable	36,048	50,054
Income taxes payable	3,036	4,060
Accrued expenses and derivative liabilities	4,783	4,089
Dividends payable	-	231
Total current liabilities	168,133	213,018

Mortgage payable, net of current maturities	1,290	1,461
Subordinated convertible debt net of unamortized discount of $1,933 and $2,499 respectively	10,067	9,501
Derivative liability for embedded conversion option	1,996	1,934
Deferred taxes payable	195	212
Total Liabilities	181,681	226,126

Commitments and Contingencies (Note R)

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2012 and December 31, 2011	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	36,641	35,271
Accumulated other comprehensive loss	(136)	(214)
Treasury stock, 3,158,597 and 2,511,245 shares at December 31, 2012 and December 31, 2011, respectively	(5,450)	(3,509)
Total stockholders' equity	43,109	43,602
Total liabilities and stockholders' equity	$224,790	$269,728

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except per share amounts)

	Year Ended December 31,
	2012	2011
Net sales	$538,527	$514,633
Cost of goods sold	513,560	490,102
Gross profit	24,967	24,531
Selling, general and administrative expenses	13,258	13,336
Operating income	11,709	11,195
Other (expense)/income
Change in value of derivative liability	(63)	896
Interest expense, net	(5,225)	(4,039)
Income before income taxes	6,421	8,052
Income taxes	2,457	3,091
Net income	$3,964	$4,961
Weighted average shares outstanding:
Basic	8,897	9,255
Diluted	12,028	10,987
Earnings per share:
Basic	$0.45	$0.54
Diluted	$0.42	$0.46

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011
Net Income	$3,964	$4,961
Other comprehensive income before tax
Foreign currency translation adjustments	49	(127)
Decrease in value of interest rate swap liability	53	15
Decrease in value of marketable securities	(6)	-
Other comprehensive income before tax	96	(112)
Income tax related to components of other comprehensive income	(18)	(6)
Other comprehensive income, net of tax	78	(118)
Comprehensive income	$4,042	$4,843

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,964	$4,961
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	686	434
Change in value of derivative liability	63	(896)
Amortization of convertible note discount	566	330
Imputed interest on vendor advance	(436)	-
Provision for doubtful accounts	(6)	207
Deferred income taxes	45	(564)
Foreign exchange loss, and other	(6)	(11)
Changes in:
Trade accounts receivable	3,012	(15,584)
Inventories	38,655	(52,368)
Other current assets	7,083	(2,332)
Trade accounts payable	(14,016)	18,569
Income taxes payable	(1,024)	(2,083)
Accrued expenses and derivative liabilities	741	(6,451)
Net cash provided by/(used in) operating activities	39,327	(55,788)
Cash flows used in investing activities:
Advance related to supply agreement	(5,000)	(5,000)
Purchases of property and equipment	(73)	(84)
Net cash used in investing activities	(5,073)	(5,084)
Cash flows (used in)/provided by financing activities:
Proceeds from subordinated convertible debt	-	12,000
(Repayments of)/proceeds from notes payable – banks	(30,412)	54,395
Repayments - mortgage payable	(160)	(151)
Dividends paid	(2,825)	(694)
Deferred financing costs	(62)	(1,596)
Treasury stock purchased	(1,941)	(59)
Net cash (used in )/provided by financing activities	(35,400)	63,895
Net (decrease)/increase in cash	(1,146)	3,023
Effect of exchange rate	8	(19)
Cash at beginning of year	4,274	1,270
Cash at end of the year	$3,136	$4,274
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,107	$3,787
Income taxes	$3,197	$2,931
Non cash financing activities:
Dividend declared but not yet paid	$-	$231

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2010	11,750	117	11,937	31,235	(96)	(3,450)	39,743
Treasury stock acquired						(59)	(59)
Net change in cumulative translation adjustment					(127)		(127)
Decrease in value of interest rate swap liability, net of deferred tax of $5					9		9
Dividends declared ($0.10 per share)				(925)			(925)
Net income				4,961			4,961
Balance at December 31, 2011	11,750	$117	$11,937	$35,271	$(214)	$(3,509)	$43,602
Treasury stock acquired						(1,941)	(1,941)
Net change in cumulative translation adjustment					49		49
Decrease in value of interest rate swap liability, net of deferred tax of $20					33		33
Decrease in value of marketable securities, net of deferred tax of $2					(4)		(4)
Dividends declared ($0.30 per share)				(2,594)			(2,594)
Net income				3,964			3,964
Balance at December 31, 2012	11,750	$117	$11,937	$36,641	$(136)	$(5,450)	$43,109

See notes to consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note A – BUSINESS

Empire Resources, Inc. (“the Company”) is engaged principally in the purchase, sale and distribution of value added semi-finished aluminum and steel products to a diverse customer base located throughout the Americas, Australia, Europe and New Zealand. The Company sells its products through its own marketing and sales personnel and through independent sales agents located in the U.S. and Europe who receive commissions on sales. The Company purchases from several suppliers located throughout the world (see Note B [14]).

Note B - Summary of Significant Accounting Policies

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

[2]	Revenue recognition:

Revenue on product sales is recognized at the point in time when the product has been shipped or delivered, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

[3]	Accounts receivable and allowance policy:

Accounts receivable are stated as the outstanding balance due from customers, net of an allowance for doubtful accounts. The Company maintains a credit insurance policy with a 10% co-pay provision for most accounts receivable. The Company will provide an allowance for doubtful accounts in the event that it determines there may be probable losses beyond the credit insurance coverage.

[4]	Inventories:

Inventories which consist of purchased semi-finished metal products are stated at the lower of cost or market. Cost is determined by the specific-identification method. Inventory has generally been purchased for specific customer orders. The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges is adjusted to fair value.

[5]	Property and equipment:

Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives. Impaired assets are written down to their fair value.

[6]	Derivatives:

The Company recognizes all derivatives in the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings (see Note E).

[7]	Foreign currency translation:

The functional currency of Empire Resources Pacific Ltd., a wholly-owned domestic subsidiary which acts as a sales agent in Australia and New Zealand, is the Australian dollar. The Company also has a wholly owned foreign subsidiary incorporated in Belgium which sells semi-finished aluminum products in Europe. The functional currency of this subsidiary is the Euro. Cumulative translation adjustments, which are charged or credited to accumulated other comprehensive income, arise from translation of functional currency amounts into U.S. dollars.

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

[9]	Per share data:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share give effect to all dilutive outstanding stock options, using the treasury stock method and assumed conversion of subordinated debt, weighted for the period the debt was outstanding (see Note O).

[10]	Stock - based compensation:

Stock-based compensation expense for an award of equity instruments, including stock options, is recognized over the vesting period based on the fair value of the award at the grant date.

[11]	Newly Effective Accounting Pronouncements

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

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012 by presenting a separate statement of comprehensive income.

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The Company will adopt this guidance effective January 1, 2013.

[12]	Fair Value

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

Derivative contracts consisting of aluminum contracts, foreign currency contracts, and interest rate swaps are valued using quoted market prices and significant other observable inputs. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not. The conversion option embedded in convertible subordinated notes issued in 2011 was valued using Level 3 inputs.

Major categories of assets and liabilities measured at fair value at December 31, 2012 and 2011 are classified as follows (in thousands):

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$124,274			$172,068
Aluminum futures contracts				4,915

Liabilities:
Foreign currency forward contracts	27			315
Interest rate swap contracts		$111			$161
Aluminum futures contracts	842			-
Embedded conversion option			$1,996			$1,934

[13]	Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates.

[14]	Significant customers and concentration of suppliers:

During 2012, two customers accounted for sales of 19% as compared to 24% in 2011.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world. Two suppliers, PT. Alumindo and Hulamin Ltd, accounted for 57% of total purchases for the year ended December 31, 2012 as compared to 47% of total purchases during the year ended December 31, 2011. The Company’s loss of any of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

Note C – Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of December 31, 2012 and 2011 because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $12 million at December 31, 2012 and 2011, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The carrying amount of the advance to supplier approximates its fair value at December 31, 2012 and 2011. Fair value of financial instruments are based on level 2 inputs. Derivative financial instruments are carried at fair value (see Note B [12]).

Note D – Property and Equipment

Property and equipment are summarized as follows: (in thousands)

	December 31,
	2012	2011	Estimated Useful Life
Cost:
Land	$1,180	$1,180
Buildings and improvements	3,165	3,165	10 and 40 years
Other equipment	1,369	1,296	3 to 5 years
	5,714	5,641
Less: Accumulated depreciation	1,727	1,601
Net Book Value	$3,987	$4,040

Depreciation expense was $126 and $122 for the years ended December 31, 2012 and 2011, respectively.

Note E – Derivative Financial Instruments and Risk Management

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company’s policy to hedge such risks to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metal content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to buy and sell non-ferrous metals denominated in international currencies.

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value at December 31, 2012 and 2011 are as follows (in thousands):

Derivatives designated		December 31,	December 31,
as fair value hedges	Balance Sheet Location	2012	2011
Asset derivatives:
Aluminum futures contracts	Other current assets		$4,915
Total		$-	$4,915

Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	$27	$315
Aluminum futures contracts	Accrued expenses and derivative liabilities	842	-
Total		$869	$315

For the years ended December 31, 2012, and 2011, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

On October 31, 2011, MF Global UK Limited, one of the Company’s London Metal Exchange clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK. On October 31, 2011 we had no cash balances with MF Global UK Limited. The majority of the positions cleared through MF Global UK Limited were transferred to another London Metal Exchange broker. There were some unsettled contracts that were not transferred at that time. For the contracts not transferred, the Company had a claim of approximately $800 against MF Global UK Limited, representing the fair value of the contracts on October 31, 2011. Of such amount, unsettled contracts valued at $536 and $264, which hedged inventory sold in 2011 and 2012, respectively, have been written off to cost of goods sold in such years based on the uncertainty of recoverability. On November 20, 2012 the Company sold its claim to a third party for $497 which has been credited to cost of goods sold.

As discussed in Note G, the Company entered into an interest rate swap to convert a mortgage from a variable rate to a fixed rate obligation. This swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to the swap measured at fair value at December 31, 2012 and 2011 are as follows (in thousands):

Derivatives designated		December 31,	December 31,
as cash flow hedges	Balance Sheet Location	2012	2011
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$111	$161

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet (see Note L).

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the income statement (in thousands):

			Year Ended
Derivatives in hedging		Location of Gain or	December 31,
relationships		(Loss) Recognized	2012	2011
Foreign currency forward contracts	(a)	Cost of goods sold	$(754)	$1,731
Interest rate swaps	(b)	Interest expense, net	(67)	(74)
Aluminum futures	(c)	Cost of goods sold	11,447	6,352
Total			$10,626	$8,009

(a)	Fair value hedge: the related hedged item is accounts receivable and an offsetting gain in 2012 and loss in 2011 in the same respective amounts are included in cost of goods sold.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss.

(c)	Fair value hedge: the related hedged item is inventory and an offsetting loss in 2012 and 2011 in the same respective amounts is included in cost of goods sold. Also included is a loss of approximately $264 and $536 in 2012 and 2011, respectively, related to the write off of unsettled contracts referred to above. Also included in cost of goods sold is a gain of $497 related to sale of the claim for the unsettled contracts referred to above.

Note F – Accrued expenses and derivative liabilities

Accrued expenses and derivative liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued expenses	$3,804	$3,613
Derivative liabilities	979	476
	$4,783	$4,089

Note G – Mortgage Payable

In December 2004, the Company entered into a mortgage in connection with the purchase of a warehouse. The mortgage, which requires monthly payments of approximately $21.6 including interest, bears interest at LIBOR + 1.75% and matures in December 2014.

In connection with the mortgage, the Company entered into an interest rate swap with a bank which has been designated as a cash flow hedge. Effective 2004 through December 29, 2014, each month the Company will pay a fixed interest rate of 6.37% to the bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay to the Company a floating rate, namely, LIBOR, to reset monthly plus 1.75% on the same notional principal amount.

The following are the future maturities of the mortgage at December 31, 2012 (in thousands):

Year ending December 31,
2013	171
2014	1,290
$1,461

Note H - Notes Payable

The Company was a party to an amended and restated credit agreement with JPMorgan Chase Bank, N.A. for itself and as the agent for Rabobank International, New York branch, Citicorp USA, Inc., Brown Brothers Harriman & Co., and Fortis Capital Corp., which provided for a $175,000 revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2011. The credit agreement provided that amounts under the facility could be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2011.  Amounts borrowed by the Company bore interest of LIBOR, Eurodollar, money market, or base rates, at the Company’s option, plus an applicable margin. The applicable margin was determined by the Company’s leverage ratios. Borrowings under the credit agreement were collateralized by security interests in substantially all of the Company’s assets. The credit agreement contained financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.

On April 28, 2011, the Company entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s $175,000 credit agreement. The agreement includes a commitment to issue letters of credit and also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at the Company’s option, plus an applicable margin. The Company’s borrowings under this line of credit are secured by substantially all of the Company’s assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of the Company’s positive net earnings after December 31, 2011 and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of December 31, 2012, the Company had borrowings of $118,250 outstanding under the credit agreement, bearing interest at 2.75%, and the Company was in compliance with all financial covenants. In addition, the credit utilized under the agreement included $33,534 outstanding letters of credit. As of December 31, 2011, the Company had borrowings of $146,000 outstanding under the credit agreement, bearing interest at 2.67%, and the outstanding letters of credit utilized under the agreement totaled $33,791.

The Company’s wholly owned Belgian subsidiary, Imbali Metals BVBA, operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($10,556) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivable and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2012, we had borrowings of EUR4,430 ($5,845) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants. As of December 31, 2011, we had borrowings of EUR 6,500 ($8,424) outstanding under this line of credit, and we were in compliance with all financial covenants.

Note I – Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2012, the notes are convertible at the option of the holders into shares of common stock at a conversion price of 244.61 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.09 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  As of December 31, 2011, the notes were convertible at the option of the holders into shares of common stock at a conversion price of 219.05 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.57 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions. The conversion price at December 31, 2012 reflects seven adjustments for dividends declared on common stock subsequent to the issuance of the notes through such date.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The note contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. Officers and directors of the Company and certain affiliated entities purchased $4 million principal amount of the notes.

The majority of proceeds of the convertible subordinated debt is earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk, (PT. Alumindo) a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The agreement calls for the Company to provide a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  As of December 31, 2012, and December 31, 2011, the Company had advanced $10,000 and $5,000 respectively to an affiliate of PT. Alumindo.  The agreements also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan is to be repaid to the Company beginning on January 1, 2013 in monthly installments of $278. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. The specific parties to the agreement, PT. Alumindo, Southern Aluminum Industry and Fung Lam Trading Company, are related parties controlled by the Maspion Group - Indonesia.  The Fung Lam Trading Company Ltd, which is wholly owned by the Maspion Group, is a holding company for the group’s investments in China, including 70% ownership of Southern Aluminum Industry. The loan was made to Fung Lam Trading Company Ltd at the request of Maspion Group – Indonesia. The purpose of the loan was to allow the Maspion Group - Indonesia to increase their overall production capacity, specifically for regional markets and for distribution in China. As consideration for this loan the Maspion Group - Indonesia agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply, from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.69%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 and $521 at December 31, 2012 and 2011, respectively, has been ascribed to the preferential supply agreement.  Imputed interest income is being recognized over the term of the advance by use of the interest method and amounted to $436 during 2012, which is included in Interest expense, net. The preferential supply agreement will be amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply is due to begin.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock market price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes by use of the interest method. During the year ended December 31, 2012, the change in the fair value of the derivative liability resulted in a loss of $63 and amortization of the discount amounted to $566. During the period ended December 31, 2011, the change in the fair value of the derivative liability resulted in a gain of $896 and amortization of the discount amounted to $330.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations at issuance and year end:

	December 31, 2012	December 31, 2011	June 3, 2011

Equity value	$25,696	$25,897	$36,811
Volatility	55%	70%	70%
Risk free return	0.54%	0.83%	1.60%
Dividend Yield	3.34%	3.57%	2.51%
Strike Price	$4.09	$4.57	$4.65

Note J - Stock Options

The Company’s 2006 Stock Option Plan (the “2006 Plan”), as amended, provides for the granting of options to purchase not more than an aggregate of 559,000 shares of common stock. Under the 2006 Plan, all canceled or terminated options are available for grants. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 2006 Plan. Some or all of the options may be “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended.

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

The following is a summary of stock option activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual term (years)	Aggregate Intrinsic Value

Options outstanding and exercisable at December 31, 2010	418,000	$1.54	8.48	$1,530,500
Options canceled	(2,000)	$0.98
Options outstanding and exercisable at December 31, 2011	416,000	$1.53	7.48	$532,060
Options canceled	(2,000)	$1.13	6.55	$605,480
Options outstanding and exercisable at December 31, 2012	414,000

Options available for grant under 2006 Plan at December 31, 2012	411,000

During 2012 and 2011, there were no stock option grants. As of December 31, 2012 and 2011, there was no unrecognized compensation expense, as all options had vested by December 31, 2009.

Note K - Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2012, the Company repurchased a total of 1,245 shares under the repurchase program for an aggregate cost of $3,222 of which, pursuant to a tender offer which expired on June 29, 2012, 600 shares were purchased in 2012 at a cost of $1,800 ($3.00 per share). The company also purchased 47 additional shares at a cost of $140 in 2012. During 2011, 21 shares were purchased under the program at a cost of $59.

Note L – accumulated other comprehensive loss

Components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2012		2011
Foreign currency translation adjustment		$(48)		$(97)
Unrealized (loss) on interest-rate swap derivative contract, net of tax ($43) and ($60), respectively		(68)		(101)
Unrealized (loss) on investment in marketable securities, net of tax ($12) and ($10), respectively	(a)	(20)	(a)	(16)
		$(136)		$(214)

(a) Relates to marketable securities classified as available for sale, carried at market value of $6 and $12 at December 31, 2012 and 2011, respectively, and is included in other current assets.

Note M - Income Taxes

The components of income/(loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011
U.S.	$6,595	$7,030
Foreign	(174)	1,022
	$6,421	$8,052

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2012	2011
Current
U.S. Federal	$2,101	$2,763
State and local	390	635
Foreign	(79)	256
	2,412	3,654
Deferred
U.S. Federal	(41)	(470)
State and local	7	(93)
Foreign	79	0
	45	(563)
	$2,457	$3,091

The U.S. statutory rate can be reconciled to the effective tax rate as follows (in thousands):

	Year Ended December 31,
	2012	2011
Provision for taxes at statutory rate of 34%	$2,183	$2,738
State and local taxes, net of federal tax effect	263	335
Permanent differences and other current year adjustments	35	37
Other	(24)	(19)
	$2,457	$3,091

Deferred tax assets and liabilities are composed of the following (in thousands):

	December 31,
	2012	2011
Deferred current tax assets
Allowance for doubtful accounts	$201	$184
Accrued expenses	273	273
Inventories	2,697	2,810
Marketable Securities	12	10

Stock Options	80	80
Derivative contracts	43	61
	3,306	3,418
Deferred current tax liabilities
Property and Equipment	-	(34)
	-	(34)
Net deferred current tax assets	3,306	3,384
Deferred long-term tax assets
Derivative liability for embedded conversion option	762	725
Advance to supplier	201	199
	963	924
Deferred long-term tax liabilities
Property and Equipment	(53)	-
Unamortized debt discount	(738)	(937)
Preferrential supplier agreement	(367)	(199)
	(1,158)	(1,136)
Net deferred long-term tax liabilities	(195)	(212)
Net deferred tax assets	$3,111	$3,172

Foreign income and related foreign income taxes primarily relate to Imbali, the Company’s Belgian subsidiary. For US income tax purposes, the Company has elected to treat Imbali as a disregarded entity and include its taxable income in the Company’s consolidated federal income tax return and separate state income tax returns. Federal income taxes attributable to Imbali’s taxable income are offset by tax credits for foreign taxes paid by Imbali. Undistributed earnings of Imbali amounted to approximately $2,949 at December 31, 2012. Upon distribution of the earnings in the form of dividends, the Company would be required to pay Belgian withholding tax at the rate of 5%. As the Company intends to indefinitely reinvest such earnings, no provision for such withholding tax has been provided. For federal income tax purposes, foreign tax credits would be available to the Company for the withholding tax, subject to limitations.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (in thousands).

	2012	2011
Balance at January 1	$343	$386
Reductions for tax positions of prior years	(14)	(43)
Balance at December 31	$329	$343

The total amount of unrecognized tax benefits at December 31, 2012 and 2011 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recognized approximately $39 and $26 of interest expense related to unrecognized tax benefits during the years ended December 31, 2012 and 2011, respectively. Interest related to unrecognized tax benefits accrued in the Company’s balance sheet at December 31, 2012 and 2011 amounted to approximately $255 and $216, respectively.

The Company’s federal and certain state income tax returns remain open to examination by the tax authorities for the years 2009 through 2011. Certain other state income tax returns remain open for examination for the years 2007 through 2010.

Note N - Employee Retirement Benefits

The Company has implemented a salary reduction employee benefit plan, under Section 401(k) of the Internal Revenue Code. Employees may contribute up to the maximum amount allowable by law and the Company will provide a matching contribution of 50% of employee contributions, limited to 2% of employee compensation. The plan covers all employees who have attained age 18, and most of the eligible employees have elected to participate.

Each employee’s pre-tax contributions are immediately vested upon participation in the plan. The employees’ vesting of the Company’s matching contribution is based upon length of service as follows:

Years of service	Vested
1	25%
2	50%
3	75%
4	100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $77 in 2012 and $79 in 2011.

Note O – Per Share Data

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011
Numerator:
Net income	$3,964	$4,961
Add back of interest on convertible subordinated debt, net of taxes	742	431
Add back of amortization of discount on convertible subordinated debt, net of taxes	350	203
Adjustment for change in value of convertible note derivative, net of taxes	39	(552)
Numerator for diluted earnings per share	$5,095	$5,043

Denominator:
Weighted average shares outstanding-basic	8,897	9,255
Dilutive effect of stock options	196	240
Dilutive effect of convertible subordinated debt	2,935	1,492
Weighted average shares outstanding-diluted	12,028	10,987
Basic Earnings per Share	$0.45	$0.54
Diluted Earnings per Share	$0.42	$0.46

Note P – Dividends

On March 22, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 6, 2012. On June 21, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on July 6, 2012 except for those shares tendered under the stock repurchase plan.  On September 12, 2012, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on September 27, 2012. On December 6, 2012 our Board of Directors declared a regular cash dividend of $0.025 and a special dividend of $0.20 to stockholders of record at the close of business on December 18, 2012. All dividends declared were paid in 2012.

The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

Note Q – Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of non-ferrous and ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows (in thousands):

	Year Ended December 31,
	2012	2011
United States	$365,315	$357,474
Canada	50,824	57,619
Europe	17,522	28,015
Brazil	56,694	29,210
Australia & New Zealand	48,172	42,315
	$538,527	$514,633

Note R - Commitments and Contingencies

[1]	Lease:

The Company leases office facilities under a lease expiring in 2015. The minimum non-cancelable scheduled rentals under such lease are as follows (in thousands):

Year Ending December 31,
2013	284
2014	284
2015	74
$642

Rent expense for corporate headquarters for the years ended December 31, 2012 and 2011 was $301 and $303 respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2012 amounted to approximately $33,534 all of which expire prior to April 30, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting for 2012

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, www.empireresources.com. We intend to disclose any future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

Item 11. Executive Compensation.

The information required in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of report:

1.	Financial Statements

The following financial statements are included herein:

•	Report of EisnerAmper LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2012 and 2011
•	Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: March 25, 2013	By:	/s/ Nathan Kahn

Nathan Kahn

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2013
Nathan Kahn

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	March 25, 2013
Sandra Kahn

/s/ William Spier	Chairman of the Board of Directors	March 25, 2013
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	March 25, 2013
Harvey Wrubel

/s/ Jack Bendheim	Director	March 25, 2013
Jack Bendheim

/s/ Peter G. Howard	Director	March 25, 2013
Peter G. Howard

/s/ Douglas Kass	Director	March 25 2013
Douglas Kass

/s/ Nathan Mazurek	Director	March 25, 2013
Nathan Mazurek

/s/ L. Rick Milner	Director	March 25, 2013
L. Rick Milner

/s/ Morris J. Smith	Director	March 25, 2013
Morris J. Smith

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.1	Form of Convertible Notes Purchase Agreement, dated June 3, 2011, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.2	Amendment No. 1 to Convertible Notes Purchase Agreement, dated March 29, 2012, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2012)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2012)

10.1+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.2+	Amendment No. 1 to Employment and Non-Competition Agreement, dated July 19, 2002, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.3+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Sandra Kahn (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.4+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Harvey Wrubel (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.5+	1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.6+	2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.7+	Form of Option Grant under the Empire Resources, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.8	Letter of Understanding of Business Relationship in North America, dated June 23, 2008, by and between Hulamin Rolled Products and Empire Resources, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.9	Credit Agreement, dated April 28, 2011, by and among Empire Resources, Inc. as borrower, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as lead arranger, agent, swing line bank, issuing bank and acceptance bank, JPMorgan Chase Bank, N.A., as syndication agent, and the banks party thereto (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.10	Supply Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.11	Pre-Payment Advance Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

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

+ Management contract or compensatory plan or arrangement.

- 51 -