Form 10-Q/A
period 2012-06-30
EMPIRE RESOURCES INC /NEW/
filed 2013-04-29
CIK 1019272

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

EXPLANATORY NOTE

This Form Amendment No. 1 amends the Quarterly Report on Form 10-Q of Empire Resources, Inc. (the “Company”) for the quarterly period ended June 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing the Interactive Data Files with detailed note tagging as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than furnishing Exhibit 101 with detailed note tagging. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

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

* Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

***Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: April 29, 2013	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)