Form 10-Q
period 2013-03-31
EMPIRE RESOURCES INC /NEW/
filed 2013-05-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 10, 2013: 8,584,402

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	21

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$2,664	$3,136
Trade accounts receivable (less allowance for doubtful accounts of $515 and $521)	65,956	53,551
Inventories	129,015	145,547
Deferred tax assets	4,183	3,306
Advance to supplier, net of imputed interest of $264 and $292	3,060	3,061
Other current assets	8,723	3,965
Total current assets	213,601	212,566
Advance to supplier, net of imputed interest of $178 and $234, respectively, net of current maturities	5,665	6,413
Preferential supply agreement	882	962
Long-term financing costs, net of amortization	719	862
Property and equipment, net	3,966	3,987
Total assets	$224,833	$224,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$117,358	$124,095
Current maturities of mortgage payable	174	171
Trade accounts payable	40,495	36,048
Income taxes payable	3,951	3,036
Accrued expenses and derivative liabilities	3,968	4,783
Dividends payable	215	-
Total current liabilities	166,161	168,133

Mortgage payable, net of current maturities	1,245	1,290
Subordinated convertible debt net of unamortized discount of $1,792 and $1,933 respectively	10,208	10,067
Derivative liability for embedded conversion option	4,119	1,996
Deferred taxes payable	213	195
Total Liabilities	181,946	181,681

Commitments and Contingencies (Note 19)

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2013 and December 31, 2012	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	36,511	36,641
Accumulated other comprehensive loss	(207)	(136)
Treasury stock, 3,165,249 and 3,158,597 shares at March 31, 2013 and December 31, 2012, respectively	(5,471)	(5,450)
Total stockholders' equity	42,887	43,109
Total liabilities and stockholders' equity	$224,833	$224,790

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$133,430	$145,609
Cost of goods sold	126,800	139,255
Gross profit	6,630	6,354
Selling, general and administrative expenses	3,258	3,452
Operating income	3,372	2,902
Other expenses
Change in value of derivative liability	(2,123)	(244)
Interest expense, net	(1,113)	(1,328)
Income before income taxes	136	1,330
Income taxes	51	499
Net income	$85	$831
Weighted average shares outstanding:
Basic	8,586	9,221
Diluted	8,852	9,422
Earnings per share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.09

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$85	$831
Other comprehensive (loss)/income before tax
Foreign currency translation adjustments	(82)	84
Decrease in value of interest rate swap liability	16	11
Increase in value of marketable securities	2	1
Other comprehensive (loss)/income before tax	(64)	96
Income tax related to components of other comprehensive income	(7)	(4)
Other comprehensive (loss)/income, net of tax	(71)	92
Comprehensive income	$14	$923

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$85	$831
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	173	163
Change in value of derivative liability	2,123	244
Amortization of convertible note discount	141	141
Imputed interest on vendor advance	(85)	(173)
Amortization of supply agreement	80	-
Deferred income taxes	(866)	(94)
Foreign exchange loss/ (gain), and other	19	(57)
Changes in:
Trade accounts receivable	(12,512)	(10,730)
Inventories	16,355	11,824
Other current assets	(4,761)	4,773
Trade accounts payable	4,475	(8,311)
Income taxes payable	915	592
Accrued expenses and derivative liabilities	(789)	(258)
Net cash provided by/(used in) operating activities	5,353	(1,055)
Cash flows provided by/(used in) investing activities:
Repayment/(advance) related to supply agreement	833	(5,000)
Purchases of property and equipment	(9)	(20)
Net cash provided by/(used in) investing activities	824	(5,020)
Cash flows (used in)/provided by financing activities:
(Repayments of)/proceeds from notes payable – banks	(6,580)	3,949
Repayments - mortgage payable	(42)	(39)
Dividends paid	-	(231)
Deferred financing costs	-	(2)
Treasury stock purchased	(21)	(121)
Net cash (used in )/provided by financing activities	(6,643)	3,556
Net decrease in cash	(466)	(2,519)
Effect of exchange rate	(6)	15
Cash at beginning of period	3,136	4,274
Cash at end of the period	$2,664	$1,770
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$766	1,058
Income taxes	$110	743
Non cash financing activities:
Dividend declared but not yet paid	$215	230

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	11,750	$117	$11,937	$36,641	$(136)	$(5,450)	$43,109
Treasury stock acquired						(21)	(21)
Net change in cumulative translation adjustment					(82)		(82)
Decrease in value of interest rate swap liability, net of deferred tax of $7					9		9
Increase in value of marketable securities, net of deferred tax of $0					2		2
Dividends declared ($0.025 per share)				(215)			(215)
Net income				85			85
Balance at March 31, 2013	11,750	$117	$11,937	$36,511	$(207)	$(5,471)	$42,887

See notes to unaudited condensed consolidated financial statements

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

2. Interim Financial Statements

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. Interim results may not be indicative of the results that may be expected for the year.

3. Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from these estimates.

4. Newly Effective Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. The Company adopted this guidance effective January 1, 2013.

5. Concentrations

During the three month periods ended March 31, 2013 and March 31, 2012 no one customer accounted for 10% of our consolidated net sales.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 59% of total purchases during the three month period ended March 31, 2013, as compared to 63% during the same period ended March 31, 2012.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of March 31, 2013 there were outstanding employee stock options to acquire 414 common shares, which had vested in prior years. During the three month period ended March 31, 2013, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2012, the Company repurchased a total of 1,245 shares under the repurchase program for an aggregate cost of $3,222 of which, pursuant to a tender offer which expired on June 29, 2012, 600 shares were purchased in 2012 at a cost of $1,800 ($3.00 per share). During the three month period ended March 31, 2013, the Company purchased 7 shares at a cost of $21. As of March 31, 2013, the Company repurchased 1,252 shares under the repurchase program for an aggregate cost of $3,244.

8. Inventories

Inventories, which consist of purchased semi-finished metal products, are stated at the lower of cost or market value.  Cost is determined by the specific-identification method. Inventory is purchased for specific customer orders and the Company’s own inventory.  The carrying amount of inventory, which is hedged by futures contracts designated as fair value hedges, is adjusted to fair value.

9. Notes Payable—Banks

On April 28, 2011, the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s previous $175,000 credit agreement which would have matured on June 30, 2011. This credit agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest (0.24% at March 31, 2013) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of March 31, 2013, the Company was in compliance with the covenants.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of March 31, 2013 and December 31, 2012, the credit utilized amounted to, respectively, $149,270 and $151,784 (including approximately $37,270 and $33,534 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of March 31, 2013 the outstanding loan amounted to EUR 4,180 (US $5,358), as compared to EUR 4,430 (US $5,845) on December 31, 2012 bearing interest at EURIBOR plus 1.75% and Imbali was in compliance with all financial covenants.

10. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,419 at March 31, 2013 and $1,461 at December 31, 2012. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, the Company pays a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays the Company a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

11. Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of March 31, 2013, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 245.84 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.07 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects eight adjustments for dividends declared on common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of March 31, 2013, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month period ended March 31, 2013 the increase in the fair value of the derivative liability resulted in a loss of $2,123 and amortization of the discount amounted to $141. During the period ended March 31, 2012, the increase in the fair value of the derivative liability resulted in a loss of $244 and amortization of the discount amounted to $141.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Equity value	$43,349	$25,696
Volatility	50%	55%
Risk free return	0.36%	0.54%
Dividend Yield	1.98%	3.34%
Strike Price	$4.07	$4.09

The majority of the proceeds from the notes was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of May 10, 2013, the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan the PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began.

12. Earnings per Share

Basic earnings per share are based upon weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock from assumed exercise of the outstanding stock options using the treasury stock method and assumed conversion of subordinated debt.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$85	$831

Denominator:
Weighted average shares outstanding-basic	8,586	9,221
Dilutive effect of stock options	266	201
Weighted average shares outstanding-diluted	8,852	9,422
Basic Earnings per Share	$0.01	$0.09
Diluted Earnings per Share	$0.01	$0.09

In computing diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, no effect has been give to the 2,950 and 2,672 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive.

13. Dividends

On March 21, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 4, 2013. The dividend, totaling $215, was paid on April 11, 2013. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated		March 31,	December 31,
as fair value hedges	Balance Sheet Location	2013	2012
Asset derivatives:
Aluminum futures contracts	Other current assets	4,327	-
Total		$4,327	$-

Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	$75	$27
Aluminum futures contracts	Accrued expenses and derivative liabilities	-	842
Total		$75	$869

For the periods ended March 31, 2013 and December 31, 2012, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value is as follows:

Derivatives designated		March 31,	December 31,
as cash flow hedges	Balance Sheet Location	2013	2012
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$95	$111

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	March 31,
relationships		(Loss) Recognized	2013	2012
Foreign currency forward contracts	(a)	Cost of goods sold	$247	$(357)
Interest rate swaps	(b)	Interest expense, net	(16)	(17)
Aluminum futures	(c)	Cost of goods sold	(88)	2,887
Total			$143	$2,513

(a)	Fair value hedge: the related hedged item is accounts receivable and an offsetting loss in 2013 and gain in 2012 is included in cost of goods sold in the same respective amounts.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss.

(c)	Fair value hedge: the related hedged item is inventory and offsetting gains in 2013 and loss in 2012 are included in cost of goods sold in the same respective amounts.

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

Derivative contracts consisting of aluminum contracts, foreign currency contracts and interest rates swaps are valued using quoted market prices and significant other observable inputs. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Major categories of assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 are classified as follows:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$121,908			$124,274
Aluminum futures contracts	4,327
Liabilities:
Foreign currency forward contracts	75			27
Interest rate swap contracts		$95			$111
Aluminum futures contracts				842
Embedded conversion option			$4,119			$1,996

16. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value (level 2) as of March 31, 2013 and December 31, 2012, because these notes reflect market changes to interest rates. The fair value (level 2) of the subordinated convertible debt approximates its principal amount of $12,000 at March 31, 2013 and December 31, 2012 which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value (level 2) of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

17. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers. Sales to domestic and foreign customers were as follows:

	Three Months Ended March 31,
	2013	2012
United States	$83,938	$99,718
Brazil	21,401	12,279
Canada	12,187	15,846
Australia & New Zealand	11,668	12,961
Europe	4,236	4,805
	$133,430	$145,609

18. Accumulated Other Comprehensive Loss (“AOCL”)

Changes in AOCL by component for the quarter ended March 31, 2013 on an after tax basis is as follows:

	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)
Other comprehensive income /(loss) before reclassification	(82)	(1)	2	(81)
Loss reclassified to operations	-	10 (a)	-	10
Net current period comprehensive income/ (loss)	(82)	9	2	(71)
Ending balance	$(130)	$(59)	$(18)	$(207)

(a) Reclassified to following line items in the statement of income:
Interest expense, net	$16
Income taxes	(6)
Net of tax	$10

19. Commitments and Contingencies

The Company had $37,270 in outstanding letters of credit to certain of our suppliers at March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 10-K filed with the Securities and Exchange Commission on March 25, 2013.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission on March 25, 2013, and those described from time to time in our other reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 59% of our products during the first three months of 2013 as compared to 63% of our products during the same period in 2012. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our financial statements. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts and the derivative liability for the embedded conversion option. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of March 31, 2013, we had $65,956 in trade receivables, after an allowance for doubtful accounts of $515. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

Accruals for Inventory Claims

Generally, our exposure on claims for defective material is relatively small, as we usually refer all claims on defects back to our suppliers. If we do not believe that a supplier will honor a material claim for a defective product, we will record an allowance for inventory adjustments.

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

Comparison of Three Months Ended March 31, 2013 and 2012 (in thousands, except per share amounts)

During the three months ended March 31, 2013, net sales decreased by $12,179, from $145,609 to $133,430 during the same period in 2012.  This decrease was due to lower metal pricing even as unit volume shipments in our North and South American markets increased during the period.

 Gross profit increased by $276, to $6,630 during the three months ended March 31, 2013 from $6,354 in the same period of 2012, representing a 4.3% increase. This improvement is attributed to decreased storage and processing costs in addition to renewed emphasis on margin enhancement.

Selling, general and administrative expenses decreased 5.6% or $194, from $3,452 during the first three months ended March 31, 2012, to $3,258 in the same period 2013. Slightly reduced sales commissions resulting from our lower dollar sales volume is the primary component of this decrease for the quarter. This decrease was partially offset, by small increases in legal and travel expenses during the quarter.

As a result of improved gross profit margin and controlled selling, general and administrative expenses operating income increased by $470 during the three months ended March 31, 2013 from $2,902 to $3,372 or an increase of 16%.

During the three months ended March 31, 2013, interest expense decreased by $215, to $1,113 from $1,328 for the same period in 2012.  As inventories have been rationalized, our bank debt has declined which resulted in reduced interest expense. During the three months ended March 31, 2013 and 2012, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 has an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The quarterly mark to market of the derivative liability resulted in non-operating, non-cash losses driven primarily by a steep increase in the Company’s stock price. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $2,123 and $244, during the periods ended March 31, 2013 and 2012 respectively.

Net income decreased from $831 during the three months ended March 31, 2012 to $85 during the three months ended March 31, 2013, which was attributable to the change in the value of the derivative element of our 10% Convertible Senior Subordinated Notes Due June 1, 2016.

 Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At March 31, 2013, we had cash of $2,664, accounts receivable of $65,956, total senior secured debt of $117,358 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended March 31, 2013 and 2012

Net cash provided by operating activities was $5,353 during the period ended March 31, 2013, as compared to cash used in operating activities of $1,055 during the same period in 2012. During 2013, we continued our focus on decreasing inventory and improving inventory turns while maintaining our current sales volume, which led to positive operating cash flows. Cash provided by operating activities during the three months ended March 31, 2013 was primarily due to decreased inventory and increased accounts payable, offset by increases in accounts receivable.

During the first three months of 2013, our inventory turn rate was about 4.1 times (or 87 days on hand), compared to our 2012 annual rate of about 3.7 times (or 97 days on hand). Our turns improved during the first three months of 2013, as we further reduced inventories during the quarter. During 2013, we intend to stay focused on decreasing inventory and improving inventory turns while maintaining our current sales volume, which we believe will lead to positive operating cash flows. The days payable outstanding increased from 27 days at December 31, 2012 to 33 days at March 31, 2013, as our purchases increased for the quarter. We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of March 31, 2013, our days’ sales outstanding rate was approximately 44 days, as compared to 36 days as of December 31, 2012. This increase is attributable to expansion of sales in new markets which traditionally have longer payment cycles.

Cash flows provided by investing activities during the three months ended March 31, 2013 reflects the monthly repayment by PT. Alumindo Light Metal Industry of the advance related to our supply agreement.

Cash flows used in financing activities during the three months ended March 31, 2013 amounted to $6,643, as compared to cash flows provided by financing activities of $3,556 during the same period in 2012.  We repaid $6,580 of our bank debt as our reduction of inventory continued to generate positive cash flow. In addition, we acquired 7 additional common shares at a cost of $21 during the three month period ended March 31, 2013.

As of March 31, 2013, our committed line of credit totaled $200,000. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Our direct borrowings amounted to $112,000 and letters of credit amounted to $37,270, leaving an availability of approximately $50,730 on our line of credit, or approximately 25%. All of the letters of credit will expire on or before July 31, 2013.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8 million ($10,254) commitment for loans and documentary letters of credit.

Credit Agreements and Other Debt (in thousands, except per share amounts)

On April 28, 2011 we entered into a working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our prior $175,000 credit agreement which would have matured on June 30, 2011. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of March 31, 2013, we had borrowings of $112,000 outstanding under the credit agreement, bearing interest at 2.74% and we were in compliance with all financial covenants.

Our wholly owned Belgian subsidiary, Imbali, operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of March 31, 2013, we had borrowings of EUR 4,180 ($5,358) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,419 at March 31, 2013, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers in the amount of $37,270.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 245.84 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects eight adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our common stock repurchases for the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	7		$3.21
February 1, 2013 - February 28, 2013	-		$-
March 1, 2013 - March 31, 2013		$
Total	7		$3.21	1,252	748

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

EMPIRE RESOURCES, INC.

Date: May 14, 2013	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

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

- 23 -