Form 10-Q
period 2013-06-30
EMPIRE RESOURCES INC /NEW/
filed 2013-08-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 12, 2013: 8,584,402

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	22

	PART II

Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$2,212	$3,136
Trade accounts receivable (less allowance for doubtful accounts of $517 and $521)	58,408	53,551
Inventories	119,585	145,547
Deferred tax assets	4,166	3,306
Advance to supplier, net of imputed interest of $235 and $292	3,089	3,061
Other current assets	10,229	3,965
Total current assets	197,689	212,566
Advance to supplier, net of imputed interest of $130 and $234, net of current maturities	4,880	6,413
Preferential supply agreement	802	962
Long-term financing costs, net of amortization	637	862
Property and equipment, net	3,930	3,987

Total assets	$207,938	$224,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$113,853	$124,095
Current maturities of mortgage payable	177	171
Trade accounts payable	27,481	36,048
Income taxes payable	4,248	3,036
Accrued expenses and derivative liabilities	3,003	4,783
Dividends payable	215	-
Total current liabilities	148,977	168,133

Mortgage payable, net of current maturities	1,200	1,290
Subordinated convertible debt net of unamortized discount of $1,651 and $1,933 respectively	10,349	10,067
Derivative liability for embedded conversion option	4,163	1,996
Deferred taxes payable	138	195
Total Liabilities	164,827	181,681

Commitments and Contingencies (Note 19)

Stockholders' equity:
Common stock $.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2013 and December 31, 2012	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	36,664	36,641
Accumulated other comprehensive loss	(136)	(136)
Treasury stock, 3,165,249 and 3,158,597 shares at June 30, 2013 and December 31, 2012, respectively	(5,471)	(5,450)
Total stockholders' equity	43,111	43,109

Total liabilities and stockholders' equity	$207,938	$224,790

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$110,468	$145,692	$243,898	$291,301
Cost of goods sold	105,201	139,271	232,001	278,526
Gross profit	5,267	6,421	11,897	12,775
Selling, general and administrative expenses	3,501	3,307	6,759	6,759
Operating income	1,766	3,114	5,138	6,016
Other expenses
Change in value of derivative liability	(44)	195	(2,167)	(49)
Interest expense, net	(1,134)	(1,413)	(2,247)	(2,741)
Income before income taxes	588	1,896	724	3,226
Income taxes	221	728	272	1,227
Net income	$367	$1,168	$452	$1,999
Weighted average shares outstanding:
Basic	8,586	9,230	8,585	9,205
Diluted	8,871	12,117	8,860	12,096
Earnings per share:
Basic	$0.04	$0.13	$0.05	$0.22
Diluted	$0.04	$0.11	$0.05	$0.21

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$367	$1,168	$452	$1,999
Other comprehensive (loss)/income before tax
Foreign currency translation adjustments	44	(153)	(38)	(69)
Decrease in value of interest rate swap liability	13	13	29	24
Reclassification of loss on sale/(decrease) in value of marketable securities	30	(2)	32	(1)
Other comprehensive (loss)/income before tax	87	(142)	23	(46)
Income tax related to components of other comprehensive income	(16)	(5)	(23)	(9)
Other comprehensive (loss)/income, net of tax	71	(147)	-	(55)
Comprehensive income	$438	$1,021	$452	$1,944

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$452	$1,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	271
Change in value of derivative liability	2,167	49
Amortization of convertible note discount	283	283
Imputed interest on vendor advance	(161)	(259)
Amortization of supply agreement	160	-
Deferred income taxes	(942)	(39)
Foreign exchange loss/(gain), and other	10	35
Loss on sale of marketable securities	31	-
Changes in:
Trade accounts receivable	(4,900)	(12,148)
Inventories	25,879	27,423
Other current assets	(6,270)	(1,197)
Trade accounts payable	(8,562)	(14,905)
Income taxes payable	1,212	1,008
Accrued expenses and derivative liabilities	(1,746)	1,476
Net cash provided by operating activities	7,899	3,996
Cash flows provided by/(used in) investing activities:
Repayment/(advance) related to supply agreement	1,667	(5,000)
Net proceeds from sale of marketable securities	6	-
Purchases of property and equipment	(4)	(20)
Net cash provided by/(used in) investing activities	1,669	(5,020)
Cash flows (used in)/provided by financing activities:
(Repayments of)/proceeds from notes payable – banks	(10,169)	3,398
Repayments - mortgage payable	(84)	(79)
Dividends paid	(215)	(461)
Deferred financing costs	-	(2)
Treasury stock purchased	(21)	(1,932)
Net cash (used in )/provided by financing activities	(10,489)	924
Net decrease in cash	(921)	(100)
Effect of exchange rate	(3)	(15)
Cash at beginning of period	3,136	4,274
Cash at end of the period	$2,212	$4,159
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,137	2,697
Income taxes	$1,825	2,221
Non cash financing activities:
Dividend declared but not yet paid	$215	215

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	11,750	$117	$11,937	$36,641	$(136)	$(5,450)	$43,109
Treasury stock acquired						(21)	(21)
Net change in cumulative translation adjustment					(38)		(38)
Decrease in value of interest rate swap liability, net of deferred tax of $11					18		18
Reclassification on loss of sale of marketable securities, net of deferred tax of $12					20		20
Dividends declared ($0.05 per share)				(429)			(429)
Net income				452			452
Balance at June 30, 2013	11,750	$117	$11,937	$36,664	$(136)	$(5,471)	$43,111

See notes to unaudited condensed consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland, and Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe. All significant inter-company transactions and accounts have been eliminated on consolidation.  The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012. Interim results may not be indicative of the results that may be expected for the year.

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

4. Newly Effective Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. The Company adopted this guidance effective January 1, 2013.

5. Concentrations

During the six month period ended June 30, 2013, no one customer accounted for 10% of our consolidated sales. During the six month period ended June 30, 2012 two customers accounted for approximately 11% and 10% of our consolidated net sales.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 56% of total purchases during the six month period ended June 30, 2013, as compared to 63% during the same period ended June 30, 2012.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of June 30, 2013, there were outstanding employee stock options to acquire 414 common shares, which had vested in prior years. During the six month period ended June 30, 2013, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2012, the Company repurchased a total of 1,245 shares under the repurchase program for an aggregate cost of $3,222 of which, pursuant to a tender offer which expired on June 29, 2012, 600 shares were purchased in 2012 at a cost of $1,800 ($3.00 per share). During the six month period ended June 30, 2013, the Company purchased 7 shares at a cost of $21. As of June 30, 2013, the Company repurchased 1,252 shares under the repurchase program for an aggregate cost of $3,244.

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

9. Notes Payable—Banks

On April 28, 2011, the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s previous $175,000 credit agreement which would have matured on June 30, 2011. This credit agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest (0.21% at June 30, 2013) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of June 30, 2013, the Company was in compliance with the covenants.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of June 30, 2013 and December 31, 2012, the credit utilized amounted to, respectively, $168,111 and $151,784 (including approximately $59,111 and $33,534 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of June 30, 2013, the outstanding loan amounted to EUR 3,730 (US $4,853), as compared to EUR 4,430 (US $5,845) on December 31, 2012 bearing interest at EURIBOR plus 1.75% and Imbali was in compliance with all financial covenants.

10. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,377 at June 30, 2013 and $1,461 at December 31, 2012. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, the Company pays a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays the Company a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

11. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of June 30, 2013, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 247.04 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.05 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects nine adjustments for dividends declared on common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of June 30, 2013, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three and six month period ended June 30, 2013, the increase in the fair value of the derivative liability resulted in a loss of $44 and $2,167, respectively, and amortization of the discount amounted to $141 and $282 respectively. During the three and six month period ended June 30, 2012, the change in the fair value of the derivative liability resulted in a gain of $195 and a loss of $49, respectively. During the three and six month period ended June 30, 2012 amortization of the discount amounted to $141 and $282, respectively.

The derivative liability was valued using a lattice model using unobservable (level 3) inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Equity value	$43,693	$25,696
Volatility	50%	55%
Risk free return	0.66%	0.54%
Dividend Yield	1.96%	3.34%
Strike Price	$4.05	$4.09

The majority of the proceeds from the notes was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of August 12, 2013, the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began. During the three and six month period ended June 30, 2013, amortization amounted to $80 and $160, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$367	$1,168	$452	$1,999
Add back of interest on convertible subordinated debt, net of taxes	-	185	-	371
Add back of amortization of discount on convertible subordinated debt, net of taxes	-	87	-	175
Adjustment for change in value of convertible note derivative, net of taxes	-	(121)	-	30
Numerator for diluted earnings per share	$367	$1,319	$452	$2,575

Denominator:
Weighted average shares outstanding-basic	8,586	9,230	8,585	9,205
Dilutive effect of stock options	285	193	275	197
Dilutive effect of convertible subordinated debt		2,694		2,694
Weighted average shares outstanding-diluted	8,871	12,117	8,860	12,096
Basic Earnings per Share	$0.04	$0.13	$0.05	$0.22
Diluted Earnings per Share	$0.04	$0.11	$0.05	$0.21

In computing diluted earnings per share for the three and six months ended June 30 2013, no effect has been given to the 2,965 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive.

13. Dividends

On June 18, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on July 5, 2013. The dividend, totaling $215, was paid on July 17, 2013. On March 21, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 4, 2013. The dividend, totaling $215, was paid on April 11, 2013. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated		June 30,	December 31,
as fair value hedges	Balance Sheet Location	2013	2012
Asset derivatives:
Aluminum futures contracts	Other current assets	$3,332	-
Foreign currency forward contracts	Other current assets	875	-
Total		$4,207	$-
Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	-	$27
Aluminum futures contracts	Accrued expenses and derivative liabilities	-	842
Total		$-	$869

For the periods ended June 30, 2013 and June 30, 2012, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value are as follows:

Derivatives designated		June 30,	December 31,
as cash flow hedges	Balance Sheet Location	2013	2012
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$80	$111

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended June 30,		Six Months Ended June 30,
relationships		(Loss) Recognized	2013	2012	2013	2012
Foreign currency forward contracts	(a)	Cost of goods sold	$631	$(252)	$878	$(609)
Interest rate swaps	(b)	Interest expense, net	(16)	(17)	(32)	(34)
Aluminum futures	(c)	Cost of goods sold	3,241	2,604	3,153	5,491
Total			$3,856	$2,335	$3,999	$4,848

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in 2013 and gains in 2012 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized losses reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2013 and 2012 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 are classified as follows:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$105,547			$124,274
Aluminum futures contracts	3,332			-
Foreign currency forward contracts	875			-
Liabilities:
Foreign currency forward contracts	-			27
Interest rate swap contracts		$80			$111
Aluminum futures contracts	-			842
Embedded conversion option			$4,163			$1,996

16. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value (level 2) as of June 30, 2013 and December 31, 2012, because these notes reflect market changes to interest rates. The fair value (level 2) of the subordinated convertible debt approximates its principal amount of $12,000 at June 30, 2013 and December 31, 2012 which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value (level 2) of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

17. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$80,213	$105,607	$164,151	$205,325
Latin America	4,561	13,181	25,962	25,460
Canada	12,468	12,809	24,655	28,655
Australia & New Zealand	9,810	9,524	21,478	22,485
Europe	3,416	4,571	7,652	9,376
	$110,468	$145,692	$243,898	$291,301

18. Accumulated Other Comprehensive Loss (“AOCL”)

Changes in AOCL by component for the three and six month periods ended June 30, 2013 on an after tax basis is as follows:

Three months ended June 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(130)	$(59)	$(18)	$(207)
Other comprehensive income/(loss) before reclassification	44	(1)	(2)	41
Loss reclassified to operations	-	10 (a)	20 (a)	30
Net current period other comprehensive income	44	9	18	71
Ending balance	$(86)	$(50)	$-	$(136)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$16	$32
Income taxes		(6)	(12)
Net of tax		$10	$20

Six months ended June 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)
Other comprehensive (loss) before reclassification	(38)	(2)	0	(40)
Loss reclassified to operations	-	20 (a)	20 (a)	40
Net current period other comprehensive (loss)/income	(38)	18	20	0
Ending balance	$(86)	$(50)	$-	$(136)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$32	$32
Income taxes		(12)	(12)
Net of tax		$20	$20

19. Commitments and Contingencies

The Company had $59,111 in outstanding letters of credit to certain of its suppliers at June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 10-K filed with the Securities and Exchange Commission on March 25, 2013. All numbers used in this discussion are in thousands, except for per share information.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 56% of our products during the first six months of 2013 as compared to 63% of our products during the same period in 2012. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of June 30, 2013, we had $58,408 in trade receivables, after an allowance for doubtful accounts of $517. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

Accruals for Inventory Claims

Generally, our exposure on claims for defective material is relatively small, as we usually refer all claims on defects back to our suppliers. If we do not believe that a supplier will honor a material claim for a defective product, we will record an allowance for inventory adjustments.

Results of Operations

General

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

Comparison of Three Months Ended June 30, 2013 and 2012

During the three months ended June 30, 2013, net sales decreased by $35,224, from $145,692 to $110,468 or 24% from the same period in 2012.  This decrease was due to lower metal pricing as well as lower unit volume shipments in North and South America during the period ending June 30 2013 as compared to the same period in 2012.

Gross profit decreased by $1,154, to $5,267 during the three months ended June 30, 2013 from $6,421 in the same period of 2012, representing an 18% decrease. The dollar decline is attributable to lower sales volume, even as our gross profit percentage improved from the three month period of 2012 as compared to the same period in 2013, from 4.4% to 4.8%. The improvement in the percentage gross profit is attributed to lower storage costs as a result of reduced inventory levels. Additionally, rebalancing the products held in inventory allowed us to reduce processing costs.

Selling, general and administrative expenses increased 5.9% or $194, from $3,307 during the first three months ended June 30, 2012, to $3,501 in the same period 2013. Increased payroll and banking costs were partially offset by decreases in professional fees during the quarter.

As a result of reduced sales revenue operating income decreased by $1,348 during the three months ended June 30, 2013 from $3,114 to $1,766, or a decrease of 43%.

During the three months ended June 30, 2013, interest expense decreased 19.7% or $279, to $1,134 from $1,413 for the same period in 2012.  As we rationalized our inventories bank debt declined, resulting in reduced interest expense. During the three months ended June 30, 2013 and 2012, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 has an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $44 during the period ended June 30, 2013, as compared to a $195 non-cash non-operating gain during the same period in 2012.

Net income decreased from $1,168 during the three months ended June 30, 2012 to $367 during the three months ended June 30, 2013, which was attributable to the decline in sales.

Comparison of Six Months Ended June 30, 2013 and 2012

During the six months ended June 30, 2013, net sales decreased by $47,403, from $291,301 to $243,898 or 16% from the same period in 2012.  This decrease was due to lower metal pricing as well as lower unit volume shipments in North America during the period ending June 30 2013 as compared to the same period in 2012.

Gross profit decreased by $878, to $11,897 during the six months ended June 30, 2013 from $12,775 in the same period of 2012, representing a 6.9% decrease. The dollar decline is attributable to lower sales volume, even as our gross profit percentage improved from the six month period of 2012 as compared to the same period in 2013, from 4.4% to 4.9%. The improvement in the percentage gross profit is attributed in part to lower storage costs as a result of lower inventory levels as well as reduced processing costs achieved by rebalancing the products held in inventory.

Selling, general and administrative expenses during the six months ended June 30, 2013 and 2012 were flat.

As a result of reduced sales revenue operating income decreased by $878 during the six months ended June 30, 2013 from $6,016 to $5,138 during the six months ended June 30, 2012, or a decrease of 14.6%.

During the six months ended June 30, 2013, interest expense decreased by $494, to $2,247 from $2,741 for the same period in 2012.  As we rationalized our inventories bank debt declined, resulting in reduced interest expense. During the six months ended June 30, 2013 and 2012, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $883 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 has an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The mark to market of the derivative liability resulted in non-operating, non-cash losses driven primarily by a steep increase in the Company’s stock price. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $2,167, during the period ended June 30, 2013, as compared to a $49 non-cash non-operating gain during the same period in 2012.

Net income decreased from $1,999 during the six months ended June 30, 2012 to $452 during the six months ended June 30, 2013, which was attributable to the decline in sales as well as the $2,167 non-operating non-cash charge for the change in derivative liability on our convertible senior subordinated debt.

 Liquidity and Capital Resources

Overview

At June 30, 2013, we had cash of $2,212, accounts receivable of $58,408, total senior secured debt of $109,000 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended June 30, 2013 and 2012

Net cash provided by operating activities was $7,899 during the period ended June 30, 2013, as compared to $3,996 during the same period in 2012. During 2013, we continued our focus on decreasing inventory and improving inventory turns, which led to positive operating cash flows. Cash provided by operating activities during the six months ended June 30, 2013 was primarily due to decreased inventory offset by decreases in trade accounts payable and increases in accounts receivable.

We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. During the first six months of 2013, our inventory turn rate was about 4.1 times (or 88 days on hand), compared to our June 2012 rate of about 3.7 times (or 97 days on hand). Our turns improved during the first six months of 2013, as we further reduced inventories during the period. The days payable remained stable at 24 days as of June 30, 2013 as compared to 25 days as of the same date last year. As of June 30, 2013, our days’ sales outstanding rate was approximately 43 days, as compared to 42 days as of June 30, 2012. This increase is attributable to expansion of sales in new markets which traditionally have longer payment cycles. During 2013, we intend to stay focused on decreasing inventory and improving inventory turns, which we believe will lead to continued positive operating cash flows.

Cash flows provided by investing activities during the six months ended June 30, 2013 amounted to $1,669, as compared to cash flows used in investing activities of $5,020 during the same period in 2012. Cash flows provided by investing activities during the six months ended June 30, 2013 reflects the monthly repayment by PT. Alumindo Light Metal Industry of the advance related to our supply agreement.

Cash flows used in financing activities during the six months ended June 30, 2013 amounted to $10,489, as compared to cash flows provided by financing activities of $924 during the same period in 2012.  We repaid $10,169 of our bank debt as our reduction of inventory continued to generate positive cash flow. In addition, we acquired 7 additional common shares at a cost of $21 during the period ended June 30, 2013.

As of June 30, 2013, our committed line of credit totaled $200,000. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Our direct borrowings amounted to $109,000 and letters of credit amounted to $59,111, leaving an availability of approximately $31,889 on our line of credit, or approximately 16%. All of the letters of credit will expire on or before October 31, 2013.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8 million ($10,408) commitment for loans and documentary letters of credit. Direct borrowings under this line of credit amounted to EUR3, 730 ($4,853) leaving an availability of approximately EUR4,270, or approximately 53%.

Credit Agreements and Other Debt

On April 28, 2011 we entered into a working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our prior $175,000 credit agreement which would have matured on June 30, 2011. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of June 30, 2013, we had direct borrowings of $109,000 outstanding under the credit agreement, bearing interest at 2.71% and we were in compliance with all financial covenants.

Our wholly owned Belgian subsidiary, Imbali, operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of June 30, 2013, we had borrowings of EUR 3,730 ($4,853) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,377 at June 30, 2013, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers in the amount of $59,111 as of June 30, 2013.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 247.04 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects nine adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

We use futures and forward contracts as hedges, for no purpose other than to avoid exposure to changes in aluminum prices and foreign currency rates between when we buy a shipment of aluminum from a supplier and when we deliver it to a customer.  Our derivatives are not for purposes of trading in the futures market. We earn our gross profit margin through our business operations and not from the movement of aluminum prices.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: August 14, 2013	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

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

- 25 -