Form 10-Q
period 2013-09-30
EMPIRE RESOURCES INC /NEW/
filed 2013-11-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 12, 2013: 8,578,351

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	22

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$2,246	$3,136
Trade accounts receivable (less allowance for doubtful accounts of $525 and $521)	63,579	53,551
Inventories	123,973	145,547
Deferred tax assets	3,634	3,306
Advance to supplier, net of imputed interest of $206 and $292	3,118	3,061
Other current assets	4,626	3,965
Total current assets	201,176	212,566
Advance to supplier, net of imputed interest of $89 and $234, net of current maturities	4,087	6,413
Preferential supply agreement	721	962
Long-term financing costs, net of amortization	495	862
Property and equipment, net	3,902	3,987
Total assets	$210,381	$224,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable – banks	$117,612	$124,095
Current maturities of mortgage payable	179	171
Trade accounts payable	27,983	36,048
Income taxes payable	2,219	3,036
Accrued expenses and derivative liabilities	3,538	4,783
Dividends payable	215	-
Total current liabilities	151,746	168,133

Mortgage payable, net of current maturities	1,154	1,290
Subordinated convertible debt net of unamortized discount of $1,509 and $1,933 respectively	10,491	10,067
Derivative liability for embedded conversion option	2,448	1,996
Deferred taxes payable	50	195
Total Liabilities	165,889	181,681

Commitments (Note 19)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2013 and December 31, 2012	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	37,920	36,641
Accumulated other comprehensive loss	(9)	(136)
Treasury stock, 3,165,791 and 3,158,597 shares at September 30, 2013 and December 31, 2012, respectively	(5,473)	(5,450)
Total stockholders' equity	44,492	43,109
Total liabilities and stockholders' equity	$210,381	$224,790

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$126,390	$137,705	$370,288	$429,006
Cost of goods sold	121,082	131,597	353,083	410,123
Gross profit	5,308	6,108	17,205	18,883
Selling, general and administrative expenses	3,602	3,432	10,361	10,191
Operating income	1,706	2,676	6,844	8,692
Other expenses
Change in value of derivative liability	1,715	410	(452)	361
Interest expense, net	(1,156)	(1,378)	(3,403)	(4,119)
Income before income taxes	2,265	1,708	2,989	4,934
Income taxes	794	656	1,066	1,883
Net income	$1,471	$1,052	$1,923	$3,051
Weighted average shares outstanding:
Basic	8,586	8,594	8,585	9,000
Diluted	11,835	11,503	8,856	11,914
Earnings per share:
Basic	$0.17	$0.12	$0.22	$0.34
Diluted	$0.06	$0.09	$0.22	$0.31

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$1,471	$1,052	$1,923	$3,051
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	119	43	81	(26)
Decrease in value of interest rate swap liability	13	11	42	36
Reclassification of loss on sale/(decrease) in value of marketable securities	-	(2)	32	(4)
Other comprehensive income before tax	132	52	155	6
Income tax related to components of other comprehensive income	5	3	28	12
Other comprehensive income/(loss), net of tax	127	49	127	(6)
Comprehensive income	$1,598	$1,101	$2,050	$3,045

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,923	$3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	506
Change in value of derivative liability	452	(361)
Amortization of convertible note discount	424	424
Imputed interest on vendor advance	(231)	(347)
Provision for doubtful accounts	-	(6)
Amortization of supply agreement	240	-
Deferred income taxes	(503)	105
Foreign exchange loss/(gain), and other	(23)	15
Loss on sale of marketable securities	32	-
Changes in:
Restricted cash	-	(1,410)
Trade accounts receivable	(9,932)	(8,854)
Inventories	21,708	54,451
Other current assets	(666)	7,452
Trade accounts payable	(8,061)	(26,366)
Income taxes payable	(818)	(1,657)
Accrued expenses and derivative liabilities	(1,221)	3,634
Net cash provided by operating activities	3,842	30,637
Cash flows provided by/(used in) investing activities:
Repayment/(advance) related to supply agreement	2,500	(5,000)
Net proceeds from sale of marketable securities	6	-
Purchases of property and equipment	(6)	(38)
Net cash provided by/(used in) investing activities	2,500	(5,038)
Cash flows used in financing activities:
Repayments of notes payable – banks	(6,594)	(24,462)
Repayments - mortgage payable	(127)	(119)
Dividends paid	(429)	(676)
Deferred financing costs	(60)	(62)
Treasury stock purchased	(23)	(1,932)
Net cash used in financing activities	(7,233)	(27,251)
Net decrease in cash	(891)	(1,652)
Effect of exchange rate	1	(1)
Cash at beginning of period	3,136	4,274
Cash at end of the period	$2,246	$2,621
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,913	$4,052
Income taxes	$1,955	$2,664
Non cash financing activities:
Dividend declared but not yet paid	$215	$215

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	11,750	$117	$11,937	$36,641	$(136)	$(5,450)	$43,109
Treasury stock acquired						(23)	(23)
Net change in cumulative translation adjustment					81		81
Decrease in value of interest rate swap liability, net of deferred tax of $16					26		26
Reclassification on loss of sale of marketable securities, net of deferred tax of $12					20		20
Dividends declared ($0.075 per share)				(644)			(644)
Net income				1,923			1,923
Balance at September 30, 2013	11,750	117	11,937	37,920	(9)	(5,473)	44,492

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

2. Interim Financial Statements

The condensed consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the nine month period ended September 30, 2013, no one customer accounted for 10% of our consolidated sales. During the nine month period ended September 30, 2012 one customer accounted for approximately 10% of our consolidated net sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 50% of total purchases during the nine month period ended September 30, 2013, as compared to 59% during the same period ended September 30, 2012.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of September 30, 2013, there were outstanding employee stock options to acquire 414 shares of common stock, which had vested in prior years. During the nine month period ended September 30, 2013, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2012, the Company repurchased a total of 1,245 shares under the repurchase program for an aggregate cost of $3,222 of which, pursuant to a tender offer which expired on June 29, 2012, 600 shares were purchased in 2012 at a cost of $1,800 ($3.00 per share). During the nine month period ended September 30, 2013, the Company purchased 7 shares at a cost of $23. As of September 30, 2013, the Company repurchased 1,252 shares under the repurchase program for an aggregate cost of $3,245.

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

9. Notes Payable—Banks

On April 28, 2011, the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s previous $175,000 credit agreement which would have matured on June 30, 2011. This credit agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest (0.19% at September 30, 2013) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this credit agreement are secured by substantially all of our assets. The credit agreement contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of September 30, 2013, the Company was in compliance with all covenants under this line of credit.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of September 30, 2013 and December 31, 2012, the credit utilized amounted to, respectively, $161,676 and $151,784 (including approximately $48,676 and $33,534 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$10,821) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2013, the outstanding loan amounted to EUR 3,410 (US $4,612), as compared to EUR 4,430 (US $5,845) on December 31, 2012. As of September 30, 2013 Imbali was in compliance with all financial covenants.

10. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,333 at September 30, 2013 and $1,461 at December 31, 2012. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, the Company pays a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays the Company a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

11. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of September 30, 2013, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 248.80 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.02 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects ten adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of September 30, 2013, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month period ended September 30, 2013, the decrease in the fair value of the derivative liability resulted in a gain of $1,715. During the nine month period ended September 30, 2013 the increase in the fair value of the derivative liability resulted in a loss of $452. During the three and nine month period ended September 30, 2013, amortization of the discount amounted to $141 and $424, respectively. During the three and nine month period ended September 30, 2012, the change in the fair value of the derivative liability resulted in gains of $410 and $361, respectively. During the three and nine month period ended September 30, 2012 amortization of the discount amounted to $141 and $424, respectively.

The derivative liability was valued using a lattice model using unobservable (level 3) inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Equity value	$32,619	$25,696
Volatility	50%	55%
Risk free return	0.63%	0.54%
Dividend Yield	2.63%	3.34%
Strike Price	$4.02	$4.09

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of November 12, 2013, the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began. During the three and nine month period ended September 30, 2013, amortization amounted to $80 and $240, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,471	$1,052	$1,923	$3,051
Add back of interest on convertible subordinated debt, net of taxes	185	185	-	556
Add back of amortization of discount on convertible subordinated debt, net of taxes	87	87	-	262
Adjustment for change in value of convertible note derivative, net of taxes	(1,060)	(254)	-	(223)
Numerator for diluted earnings per share	$683	$1,070	$1,923	$3,646

Denominator:
Weighted average shares outstanding-basic	8,586	8,594	8,585	9,000
Dilutive effect of stock options	263	190	271	195
Dilutive effect of convertible subordinated debt	2,986	2,719	-	2,719
Weighted average shares outstanding-diluted	11,835	11,503	8,856	11,914
Basic Earnings per Share	$0.17	$0.12	$0.22	$0.34
Diluted Earnings per Share	$0.06	$0.09	$0.22	$0.31

In computing diluted earnings per share for the nine months ended September 30, 2013, no effect has been given to the 2,986 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive.

13. Dividends

On September 12, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on September 27, 2013. The dividend, totaling $215, was paid on October 11, 2013. On March 21, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 4, 2013. The dividend, totaling $215, was paid on April 11, 2013. On June 18, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on July 5, 2013. The dividend, totaling $215, was paid on July 17, 2013. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated		September 30,	December 31,
as fair value hedges	Balance Sheet Location	2013	2012
Asset derivatives:
Aluminum futures contracts	Other current assets	$308	-
Total		$308	$-
Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	$101	$27
Aluminum futures contracts	Accrued expenses and derivative liabilities	61	842
Total		$162	$869

For the periods ended September 30, 2013 and September 30, 2012, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value are as follows:

Derivatives designated		September 30,	December 31,
as cash flow hedges	Balance Sheet Location	2013	2012
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$66	$111

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended September 30,		Nine Months Ended September 30,
relationships		(Loss) Recognized	2013	2012	2013	2012
Foreign currency forward contracts	(a)	Cost of goods sold	$(357)	$(141)	$521	$(750)
Interest rate swaps	(b)	Interest expense, net	(9)	(17)	(41)	(51)
Aluminum futures	(c)	Cost of goods sold	2,329	5,157	5,482	10,648
Total			$1,963	$4,999	$5,962	$9,847

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting gains and losses in 2013 and gains in 2012 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized losses reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2013 and 2012 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 are classified as follows:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$107,307			$124,274
Aluminum futures contracts	308			-
Liabilities:
Foreign currency forward contracts	101			27
Interest rate swap contracts		$66			$111
Aluminum futures contracts	61			842
Embedded conversion option			$2,448			$1,996

16. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value (level 2) as of September 30, 2013 and December 31, 2012, because these notes reflect market changes to interest rates. The fair value (level 2) of the subordinated convertible debt approximates its principal amount of $12,000 at September 30, 2013 and December 31, 2012, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value (level 2) of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

17. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$75,667	$88,041	$239,818	$293,366
Latin America	26,374	19,378	52,336	44,838
Canada	11,932	11,827	36,587	40,482
Australia & New Zealand	8,052	14,196	29,530	36,681
Europe	4,365	4,263	12,017	13,639
	$126,390	$137,705	$370,288	$429,006

18. Accumulated Other Comprehensive Loss (“AOCL”)

Changes in AOCL by component for the three and nine month periods ended September 30, 2013 on an after tax basis is as follows:

Three months ended September 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(86)	$(50)	$-	$(136)
Other comprehensive income before reclassification	119	3	-	122
Loss reclassified to operations	-	5 (a)	-	5
Net current period other comprehensive income	119	8	-	127
Ending balance	$33	$(42)	$-	$(9)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$9
Income taxes		(4)
Net of tax		$5

Nine months ended September 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)
Other comprehensive income before reclassification	81	1	-	82
Loss reclassified to operations	-	25 (a)	20 (a)	45
Net current period other comprehensive income	81	26	20	127
Ending balance	$33	$(42)	$-	$(9)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$41	$32
Income taxes		(16)	(12)
Net of tax		$25	$20

19. Commitments

The Company had $48,676 in outstanding letters of credit to certain of its suppliers at September 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

·	loss or default of one or more suppliers;

·	loss or default of one or more significant customers;

·	default by the counterparties to our derivative financial instruments;

·	changes in general, national or regional economic conditions;

·	an act of war or terrorism that disrupts international shipping;

·	changes in laws, regulations and tariffs;

·	the imposition of anti-dumping duties on the products we import;

·	changes in the size and nature of our competition;

·	changes in interest rates, foreign currencies or spot prices of aluminum;

·	loss of one or more key executives;

·	increased credit risk from customers;

·	our failure to grow internally or by acquisition; and

·	failure to improve operating margins and efficiencies.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 50% of our products during the first nine months of 2013 as compared to 59% of our products during the same period in 2012. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our financial statements. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts and the derivative liability for the embedded conversion option in our 10% Convertible Senior Subordinated Notes Due June 1, 2016 in the principal amount of $12,000. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of September 30, 2013, we had $63,579 in trade receivables, after an allowance for doubtful accounts of $525. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

Accruals for Inventory Claims

Generally, our exposure on claims for defective material is relatively small, as we usually refer all claims on defects back to our suppliers. If we do not believe that a supplier will honor a material claim for a defective product, we will record an allowance for inventory adjustments.

Results of Operations

General

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products which we purchase from producing mills around the world.  The market prices of materials we purchase, as well as the market price of materials we sell, fluctuate constantly in world markets.  Our cost of sales is composed of metal content, which in part is determined on world metal exchanges, plus a unique fabrication premium charged by each producer to convert the raw metal to a semi-finished product.  In turn, we typically sell to our customers either on a fixed price basis or based on metal content plus a premium which includes supplier fabrication margin, and costs of importation, warehousing, and delivery of material to customers.  Since metal content costs are the largest component of cost of sales and selling price, our sales pricing trends and cost of sales trends generally track consistently.

Comparison of Three Months Ended September 30, 2013 and 2012

During the three months ended September 30, 2013, net sales decreased by $11,315, from $137,705 to $126,390 or 8% from the same period in 2012.  This decrease was due to lower metal pricing as well as lower unit volume shipments in North and South America during the period ending September 30, 2013 as compared to the same period in 2012.

Gross profit decreased by $800, to $5,308 during the three months ended September 30, 2013 from $6,108 in the same period of 2012, representing a 13% decrease. The dollar decline is attributable to lower sales volume and reduced gross profit margin in our Australian and Brazilian segments as a result of increased competition from global competitors entering these markets.

Selling, general and administrative expenses increased 5.0% or $170, from $3,432 during the three months ended September 30, 2012, to $3,602 in the same period in 2013. Increased payroll, legal and banking costs were partially offset by decreases in professional fees during the quarter.

As a result of reduced sales revenue and lower gross profit margin, operating income decreased by $970 during the three months ended September 30, 2013 from $2,676 to $1,706, or a decrease of 36%.

During the three months ended September 30, 2013, interest expense decreased 16.1% or $222, to $1,156 from $1,378 for the same period in 2012.  As we rationalized our inventories bank debt declined, resulting in reduced interest expense. During the three months ended September 30, 2013 and 2012, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $1,715 during the three month period ended September 30, 2013, as compared to a $410 non-cash non-operating gain during the same period in 2012.

Net income increased by $419, from $1,052 during the three months ended September 30, 2012 to $1,471 during the three months ended September 30, 2013, primarily as a result of the non-cash non-operating gain in mark to market of the derivative liability.

Comparison of Nine Months Ended September 30, 2013 and 2012

During the nine months ended September 30, 2013, net sales decreased by $58,718, from $429,006 to $370,288 or 14% from the same period in 2012.  This decrease was due to lower metal pricing as well as lower unit volume shipments in North America, Australia and New Zealand during the period ending September 30 2013 as compared to the same period in 2012.

Gross profit decreased by $1,678, to $17,205 during the nine months ended September 30, 2013 from $18,883 in the same period of 2012, representing an 8.9% decrease. The dollar decline during the nine months ended September 30, 2013 was attributable to lower sales volume, even as our gross profit percentage improved to 4.65% as compared to 4.4% during the nine months ended September 30, 2012. The improvement in the percentage gross profit is attributed in part to lower storage costs as a result of lower inventory levels as well as reduced processing costs achieved by rebalancing the products held in inventory.

Selling, general and administrative expenses increased 1.7% or $170, from $10,191 during the nine months ended September 30, 2012, to $10,361 in the same period 2013.

As a result of reduced sales revenue, operating income decreased by $1,848 during the nine months ended September 30, 2013 from $8,692 to $6,844 during the nine months ended September 30, 2012, or a decrease of 21.3%.

During the nine months ended September 30, 2013, interest expense decreased by $716, to $3,403 from $4,119 for the same period in 2012.  As we rationalized our inventories bank debt declined, resulting in reduced interest expense. During the nine months ended September 30, 2013 and 2012, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,324 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $452, during the period ended September 30, 2013, as compared to a $361 non-cash non-operating gain during the same period in 2012.

Net income decreased from $3,051 during the nine months ended September 30, 2012 to $1,923 during the nine months ended September 30, 2013, which was attributable to the decline in sales as well as the $452 non-operating non-cash charge for the change in derivative liability on our convertible senior subordinated debt.

Liquidity and Capital Resources

Overview

At September 30, 2013, we had cash of $2,246, accounts receivable of $63,579, total senior secured debt of $113,000 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended September 30, 2013 and 2012

Net cash provided by operating activities was $3,842 during the nine months ended September 30, 2013, as compared to $30,637 during the same period in 2012, resulting from reductions in inventories of $21,708 and $54,451, respectively. During 2013, we continued our focus on decreasing inventory and improving inventory turns, however the opportunity for further reduction was limited as inventory levels had already been reduced to prudent levels relative to sales.

We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital.

During the first nine months of 2013, our inventory turn rate was about 4.0 times (or 90 days on hand), compared to our September 2012 rate of about 4.4 times (or 82 days on hand). Our inventory in warehouses, available for delivery to customers, as of September 30, 2013 was less than two months of sales; our inventory in transit was approximately 56% higher than on the same date in 2012, and this accounts for the decrease in the inventory turns.

The days payable increased to 23 days as of September 30, 2013 as compared to 18 days as of the same date last year. As of September 30, 2013, our days’ sales outstanding rate was approximately 46 days, as compared to 41 days as of September 30, 2012. This increase is attributable to expansion of sales in new markets which traditionally have longer payment cycles.

Cash flows provided by investing activities during the nine months ended September 30, 2013 amounted to $2,500, as compared to cash flows used in investing activities of $5,038 during the same period in 2012. Cash flows provided by investing activities during the nine months ended September 30, 2013 reflects the monthly repayment by PT. Alumindo Light Metal Industry of the advance related to our supply agreement.

Cash flows used in financing activities during the nine months ended September 30, 2013 amounted to $7,233, as compared to cash flows used of $27,251 during the same period in 2012.  We repaid $6,594 of our bank debt as our reduction of inventory continued to generate positive cash flow. In addition, we acquired 7 additional common shares at a cost of $23 during the period ended September 30, 2013.

Credit Agreements and Other Debt

On April 28, 2011, we entered into a working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our prior $175,000 credit agreement which would have matured on June 30, 2011. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of September 30, 2013, we had direct borrowings of $113,000 outstanding under the credit agreement, bearing interest at 2.69%, and letters of credit of $48,676 to some suppliers, leaving an availability of approximately $38,324 on our credit agreement, or approximately 19%. All of the letters of credit will expire on or before February 29, 2014. As of September 30, 2013 we were in compliance with all financial covenants under this credit agreement.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($10,821) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of September 30, 2013, Imbali had borrowings of EUR 3,410 ($4,612) under this line of credit, bearing interest at EURIBOR plus 1.75%, leaving an availability of approximately EUR4,590 ($6,209) or approximately 57%. As of September 30, 2013 we were in compliance with all financial covenants under this line of credit.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,333 at September 30, 2013, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 248.80 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects ten adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our common stock repurchase for the quarter ended September 30, 2013:

(In thousands except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	-	$
August 1, 2013 - August 31, 2013	-	$
September 1, 2013 - September 30, 2013	0.5		$3.50
Total	0.5		$3.50	1,252	748

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

EMPIRE RESOURCES, INC.

Date: November 14, 2013	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

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