Form 10-K
period 2013-12-31
EMPIRE RESOURCES INC /NEW/
filed 2014-03-31
CIK 1019272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-12127

Empire Resources, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3136782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Parker Plaza Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 944-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the NASDAQ on such date, was approximately $22,436,000.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 24, 2014: 8,668,565

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Overview

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers, PT. Alumindo Light Metal Industry and Hulamin Ltd., furnished approximately 51% of our products during 2013 as compared to 57% of our products during 2012. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Mergent, Inc. reports that North American aluminum production totaled 2 million metric tons during the first seven months of 2013, a decrease from the 2.1 million metric tons for the same period in 2012, mainly due to the economic downturn.

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

According to Mergent, Inc., the distribution of aluminum shipments in the U.S. by market classification in 2012 broke down as follows: transportation – 34%; packaging – 26%; building – 12%; electrical – 9%; machinery – 8%; consumer durables – 7%; and others – 4%.   The advantages of aluminum and lightweight steel are being recognized more generally by truck and engine manufacturers, as well as regulators, for example in the development of lightweight sealed steel fuel tanks for advanced hybrid vehicles.  According to Mergent, Inc., inventories of steel and aluminum products at metal service centers in North America were expected to grow in the second half of 2013 after continuous decline in the first half, despite the economic slowdown due to European sovereign debt issues, market conditions are likely to bring improved order rates from different end markets, especially those in emerging and developing countries.

Although trends within the industries above may impact overall demand for our products, we do not view our aluminum and steel sales in an industry specific manner (other than aluminum versus steel) or analyze our financial results or generate growth strategy with an eye toward specific industries.  Most of our significant customers are general distributors who resell our products into various industries.  They generally do not provide us with data on where they resell our products.  Our sales are affected by the level of our distributors’ inventory and their ability to resell such inventory, which in turn is affected by industry trends.  Our marketing and growth strategies are aimed at meeting the needs of distributors and providing whatever products they may need at any given time rather than targeting any one particular product or seeking to expand our sales into any particular industry.

Within the semi-finished aluminum and steel products industry, we believe that we occupy a specialized niche as an alternative supplier with prices generally lower than those of our competitors. More specifically, our customers generally purchase semi-finished aluminum and steel products from several sources besides us, and our products generally comprise only a smaller percentage of the aluminum and steel products purchased by our customers. In addition, we offer customers visibility into the general wholesale metals’ marketplace that our larger competitors do not, since many of these competitors are vertically integrated, selling metal products they may have mined and manufactured, and do not provide the types of customer services we provide.  We also offer our customers products from independent sources, which allow our customers to lessen their dependence on an increasingly concentrated domestic supply chain.  We believe the fact that most of our customers find it important to retain us as an alternative supplier, coupled with our generally discounted prices and a high level of service, has shielded us from the potential negative impact of volatility in metal prices that affects our industry as a whole.  When metal prices previously increased, our customers generally did not reduce their purchases from us, although they may have reduced such purchases from other suppliers.  See Risk Factors “Our future operating results could be impacted by the volatility of the prices of metals, which could cause our results to be adversely affected” on page 13.

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

During 2013, approximately 77% and 23% of our revenues were derived from the sale of aluminum products and steel products, respectively.

Demand for our products is not generally seasonal.

Sales, Marketing and Customer Service

We sell our products primarily through our own marketing and sales personnel. In addition, we sell less than 10% of our products through independent sales agents. We currently utilize seven independent sales agents, three of whom are located in the United States.  These sales agents are compensated pursuant to individually negotiated terms, with exact compensation generally tied to a fixed rate and the amount of products they actually sell.

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

Customers

We serve more than 300 customers in diverse industries, such as distribution, transportation, automobile, housing, appliances and packaging. In the year ended December 31, 2013, our top ten customers represented approximately 37% of our total revenues, with no one customer accounting for 10% of total revenues.   In 2012, our top ten customers represented approximately 47% of our total revenues, with two customers, Ryerson Inc., and Samuel Son & Co. accounting for 10% and 9.4% of total revenues, respectively. These ten customers included eight full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as a producer of various consumer and industrial products. Our customers are principally located throughout the Americas, Australia, New Zealand and Europe. Our U.S. customer base is not regional, and includes customers in 40 states with no significant geographic concentration in one state or region.  During the year ended December 31, 2013, our revenues were attributable to the following countries and regions: U.S. - 64%; Canada – 10%; Australia/New Zealand – 8%; Latin America – 14%; and Europe – 4%.

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

We strive to maintain long-term relationships with our suppliers and to be a significant distributor for them. As a result, we are often able to obtain competitive pricing and to influence quality standards and delivery practices.  We continuously work with our existing suppliers and explore other sources to strengthen our position in the market.  Our principal suppliers are PT. Alumindo Light Metal Industries, Hulamin Ltd. and Elval Hellenic Aluminium.  We have written agreements with PT. Alumindo Light Metal Industries and Hulamin Ltd., the material terms of which are summarized below:

PT. Alumindo Light Metal Industries.  Our supply agreement with PT. Alumindo Light Metal Industries and its affiliates provides for the supply to us of a minimum of 5,000 metric tons of aluminum cold rolled coil per month, plus or minus 15% upon our written consent, to our specifications as set forth in our purchase orders.  Under this supply agreement, the suppliers are also required to use their reasonable efforts to deliver to us an additional 500 metric tons of aluminum hot/cold rolled coil per month, plus or minus 15% upon our written consent.  The suppliers’ obligations to third parties will at all times be subject to their ability to produce sufficient supply for us to meet the minimum quantities set forth above.  The price of the product shall be determined at least 60 days prior to the quarter in which the product is to be manufactured. The suppliers must provide the products to us at the lowest price at which they offer the same products to any third party in North America in equal or smaller quantities, and they are required to immediately lower existing prices if a lower price is offered to any such third party. We are also a party to a pre-payment advance agreement with PT. Alumindo Light Metal Industries and its affiliates pursuant to which we advanced a total of $10 million to these suppliers in order to augment their manufacturing capabilities.  The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $277,777.78.  As of March 25, 2014 the payments are up to date and current. If we and the suppliers are unable to agree on a product price, the suppliers’ monthly re-payment obligation increases to $555,555.56 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month.  The entire remaining balance, if any, must be repaid on January 1, 2016.  The supply agreement’s initial term will end on the date that the pre-payment advance has been fully repaid, but the supply agreement will automatically renew for additional one year terms unless terminated by mutual written consent or in writing by either party at least 60 days prior to the termination date of the then current term.  We have the right to terminate the supply agreement upon certain events of default, including the suppliers’ breach of the agreement, failure to supply the product as specified in our purchase orders, becoming the subject of certain governmental demands, investigations or determinations involving illegal or trade-related acts, insolvency, bankruptcy or similar events, default under any loan or indebtedness or material adverse change in financial or other condition, or ability to perform under the agreement.  Upon the occurrence of an event of default, the pre-payment advance would become due and payable to us upon demand.

Hulamin Ltd.  Our agreement with Hulamin Ltd. is a letter of understanding which states that Hulamin Ltd. will work closely with us in satisfying market requirements, recognizing that we remain an important customer.  The letter permits Hulamin Ltd. to sell its products directly to customers in North America, except for foil products and certain bright tread products, for which we remain the exclusive importer and distributor.  Additionally, we are the exclusive importer and distributor of Hulamin’s rolled products in Australia and New Zealand.

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

Government Regulation

As our products are typically imported, we are subject to governmental regulations governing imports, in particular regulations governing the imposition of tariffs and antidumping and other duties.  For 2013 and 2012, approximately 19% and 22%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”).  However, there can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment.  GSP expired on July 31, 2013, and there is no guarantee that it will be renewed or renewed retroactively, or that it will not be amended.  If preferential tariff treatment of any of our suppliers which are currently eligible for such treatment becomes unavailable, then imports from such supplier may be subjected to a tariff instead of the duty-free treatment those imports now enjoy.  To the extent that these increased costs could not be passed on to our customers, our profit margins could suffer.

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

Employees

As of December 31, 2013, we had approximately 60 employees.  We also have independent sales representatives located in the U.S. and in Europe.  None of our employees is represented under a collective bargaining agreement.

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

Our two largest suppliers in 2013 were PT. Alumindo Light Metal Industry and Hulamin Ltd., from whom we purchased approximately 51% of our products.  Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business.

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

Our sales are highly concentrated among a few customers. During the period ended December 31, 2013 and 2012, 37% and 47%, respectively, of our revenues were derived from sales to ten customers. During 2013, no one customer accounted for 10% or more of our sales.  During 2012, two major customers, Ryerson Inc. and Samuel Son & Co., Ltd., accounted for approximately 19% of our consolidated net sales for the year. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments.  As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to finance our future and in-process growth initiatives through borrowings under our $200 million secured, asset-based credit facility, which matures on June 30, 2014. However, our credit facility may not be renewed or sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

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

Our annual debt service obligations until June 30, 2014, when our senior credit facility is scheduled to mature, will be primarily limited to interest and principal payments on our 10% Convertible Senior Subordinated Notes Due June 1, 2016, with an aggregate principal amount of $12 million, and borrowings under our $200 million credit facility with outstanding borrowings of $103.5 million as of December 31, 2013. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us, and these transactions may not be permitted under the terms of our various debt instruments then in effect.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

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

We are a party to a supply agreement and a pre-payment advance agreement with one of our largest suppliers, which provide for the sale to us of certain aluminum products and our advance of $10 million to finance the expansion of the supplier’s production capacity.  We are exposed to the risk of failure of our supplier to honor its obligations under these agreements.  The supplier’s failure to provide the supply of materials as contemplated could negatively impact our results of operations.  The supplier’s failure to repay the balance of  the advance could also result in a material loss to us.

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

During 2013 and 2012, approximately 19% and 22%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”). GSP expired on July 31, 2013, and there is no guarantee that it will be renewed or renewed retroactively, or that it will not be amended.  If preferential tariff treatment of any of our suppliers that are currently eligible for such treatment under AGOA becomes unavailable, then imports from such supplier may be subjected to a tariff instead of the duty-free treatment those imports now enjoy.  To the extent that these increased costs could not be passed on to our customers, our profit margins could suffer. In fact, one of our suppliers, PT. Alumindo Light Metal Industry, exceeded the quota of imports permitted under the GSP statute during 2011, and triggered the Competitive Needs Limit of the GSP program.  As a result, imports from PT. Alumindo Light Metal Industry are subject to a 3% duty as of July 1, 2012.  This increase in duty rate, along with other duty increases imposed on our other suppliers, could adversely affect our profit margins to the extent these increased costs cannot be passed on to our customers, resulting in a material adverse effect on our business, financial condition and results of operations.

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

As of March 18, 2014, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 46% of our outstanding common stock (43% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 5%. In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) 19% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 3,007,440 shares of common stock issuable at December 31, 2013 upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

In addition, 410,000 shares are issuable upon exercise of options. If any options are exercised, the shares issued upon exercise will be restricted, but may be sold under Rule 144 after the applicable holding period has been satisfied and the satisfaction of certain other conditions.

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

We also expect that being a public company that is subject to these rules and regulations could make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2013. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  In addition, if we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Our common stock has been quoted on The NASDAQ Capital Market since February 4, 2013 under the symbol “ERS.” Prior to that date, it was traded on the OTCQX under the trading symbol ERSO.PK.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
As of March 5, 2014, there were 30 record holders of our common stock.

	2013		2012
	High	Low	High	Low
First Quarter	$5.35	$2.91	$3.49	$2.35
Second Quarter	$5.25	$4.06	$3.15	$2.27
Third Quarter	$5.15	$3.48	$2.95	$2.61
Fourth Quarter	$3.95	$3.24	$3.49	$2.67

During 2013 and 2012, our board of directors declared dividends on our common stock approximately on a quarterly basis.  The board of directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities. The board of directors declared a regular cash dividend of $0.025 per share on March 22, 2012, June 21, 2012, September 12, 2012 and December 6, 2012, March 21, 2013, June 18, 2013, September 12, 2013 and December 10, 2013.  On December 6, 2012, the board of directors also declared a special dividend of $0.20. The board of directors intends to review the Company’s dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

The following table shows our common stock repurchases for the quarter ended December 31, 2013 (all numbers in thousands, except for per share data):

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
October 1, 2013 - October 31, 2013	2	$3.50
November 1, 2013 - November 31, 2013	5	$3.50
December 1, 2013 - December 31, 2013	5	$3.47
Total	12	$3.49	1,264	736

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share.

Information concerning our 2006 Stock Option Plan can be found in “Item 8—Financial Statements and Supplementary Data—Note J. Stock Options.”

Item 6. Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 51% of our products during the 2013 as compared to 57% of our products during 2012. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of December 31, 2013, we had $52,696 in trade receivables, after an allowance for doubtful accounts of $562. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Fiscal Years Ended December 31, 2013 and 2012 (in thousands, except per share amounts)

During 2013, net sales decreased by $55,844, from $538,527 to $482,683, or a decrease of 10.4% from the same period in 2012.  This decrease was primarily due to lower unit shipments in North America, Australia and New Zealand as well as lower pricing for aluminum as compared to the same period in 2012. This decrease was also a result of continued pricing and competitive pressures and weakness in demand.

Gross profit decreased by $3,228, from $24,967 to $21,739 from 2012 to 2013, or 12.9%.  This decrease was the result of lower unit shipments as well as the full year impact in 2013 of the imposition of import duty in the second half of 2012 which affected our shipments from our principal supplier.  The imposition of duty negatively affected the gross profit margin for the full year in 2013 as compared to only the second half of the year in 2012.

Selling, general and administrative expenses increased 1.0% or $134, from $13,258 during the year ended December 31, 2012, to $13,392 for the year ended December 31, 2013 which are attributable to   increased travel expenses as well as banking costs.

During 2013, interest expense decreased by $711, from $5,225 to $4,514 for the same period in 2012 as our bank debt during this period was reduced.  During the twelve months ended December 31, 2013 and 2012, the interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,766.

Net income decreased by $1,568 to $2,396 for the year ended December 31, 2013 from $3,964 during the same period in 2012, which is attributable to the 10.4% decline in sales as well as the slight decrease in gross profit margin percentage.

Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At December 31, 2013, we had cash of $2,477, accounts receivable of $52,696, total senior secured debt of $109,212 and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended December 31, 2013 and 2012

Net cash provided by operating activities was $13,368 during the period ended December 31, 2013 as compared to $39,327 during the same period in 2012.  During 2013, we maintained our focus on inventory levels needed to support sales volume, which led to positive operating cash flows.  Cash provided by operating activities during the period ended December 31, 2013 was primarily due to net income, decreased inventory, and increased trade accounts payable. Inventory levels decreased by $5,969 from December 31, 2012 as a result of continued focus on controlling inventory levels and improving cash flows. Accounts payable increased $8,008 as a result increased supplier shipments in December 2013.

During 2013, our inventory turn rate of 3.5 times (or 3.5 months on hand) was relatively flat, as compared to our 2012 annual rate of about 3.7 times (or 3.2 months on hand). The days’ payable outstanding increased from 27 days at December 31, 2012 to 35 days at December 31, 2013.  We continue to focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of December 31, 2013, our days’ sales outstanding rate increased slightly from 36 days as of December 31, 2012 to 39 days as of December 31, 2013.

Cash flows provided by investing activities during the year ended December 31, 2013 was primarily the repayment by PT. Alumindo Light Metal Industry and its affiliates of $3,333 related to our supply agreement. Cash flows used in investing activities during the year ended December 31, 2012 was primarily the $5,000 advance related to our supply agreement with PT. Alumindo Light Metal Industry and its affiliates.

Cash flows used in financing activities during the year ended December 31, 2013 amounted to $17,300, as compared to cash flows used in financing activities of $35,400 during the same period in 2012. Cash used in financing activities was primarily repayments of bank debt, from cash generated by reducing inventory, accounts receivable and increases in accounts payable.  We paid dividends to our stockholders of $644 during 2013 and $2,825 during 2012.

As of December 31, 2013, our committed line of credit totaled $200,000.  The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions.  Our direct borrowings amounted to $103,500 and letters of credit amounted to $71,105, leaving an availability of approximately $25,395 on our line of credit, or approximately 13% as of December 31, 2013.  The letters of credit will expire on or before April 30, 2014.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($10,996) commitment for loans and documentary letters of credit as of December 31, 2013.

Credit Agreements and Other Debt (in thousands, except per share amounts)

On April 28, 2011 we entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced our $175,000 credit agreement. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of December 31, 2013, we had borrowings of $103,500 outstanding under the credit agreement, bearing interest at 2.66% and we were in compliance with all financial covenants. We are negotiating a new line of credit and anticipate that a new credit agreement will be in effect prior to the expiration of the current agreement; however there can be no assurances that we will be able to successfully conclude a new agreement.

Our wholly owned Belgian subsidiary, Imbali, operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($10,996) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of December 31, 2013, we had borrowings of EUR 3,217 ($4,422) under this line of credit, bearing interest at EURIBOR plus 1.75%, and we were in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,290 at December 31, 2013, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 250.62 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects eleven adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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
Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 27, 2014

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$2,477	$3,136
Trade accounts receivable (less allowance for doubtful accounts of $562 and $521)	52,696	53,551
Inventories	139,752	145,547
Deferred tax assets	3,217	3,306
Advance to supplier, net of imputed interest of $176 and $292	3,147	3,061
Other current assets, including derivatives	6,081	3,965
Total current assets	207,370	212,566
Advance to supplier, net of imputed interest of $56 and $234, net of current maturities	3,287	6,413
Preferential supply agreement, net	641	962
Long-term financing costs, net of amortization	358	862
Property and equipment, net	3,949	3,987
Deferred Tax assets	215	-
Total assets	$215,820	$224,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$107,922	$124,095
Current maturities of mortgage payable	1,290	171
Trade accounts payable	44,058	36,048
Income taxes payable	2,042	3,036
Accrued expenses and derivative liabilities	2,844	4,783
Dividends payable	215	-
Total current liabilities	158,371	168,133

Mortgage payable, net of current maturities	-	1,290
Subordinated convertible debt net of unamortized discount of $1,368 and $1,933 respectively	10,632	10,067
Derivative liability for embedded conversion option	2,048	1,996
Deferred taxes payable	-	195
Total Liabilities	171,051	181,681

Commitments (Note R)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2013 and December 31, 2012	117	117
Additional paid-in capital	11,937	11,937
Retained earnings	38,178	36,641
Accumulated other comprehensive income/(loss)	51	(136)
Treasury stock, 3,177,708 and 3,158,597 shares at December 31, 2013 and December 31, 2012, respectively	(5,514)	(5,450)
Total stockholders' equity	44,769	43,109
Total liabilities and stockholders' equity	$215,820	$224,790
See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except per share amounts)

	Year Ended December 31,
	2013	2012
Net sales	$482,683	$538,527
Cost of goods sold	460,944	513,560
Gross profit	21,739	24,967
Selling, general and administrative expenses	13,392	13,258
Operating income	8,347	11,709
Other expenses
Change in value of derivative liability	(52)	(63)
Interest expense, net	(4,514)	(5,225)
Income before income taxes	3,781	6,421
Income taxes	1,385	2,457
Net income	$2,396	$3,964
Weighted average shares outstanding:
Basic	8,583	8,897
Diluted	8,852	12,028
Earnings per share:
Basic	$0.28	$0.45
Diluted	$0.27	$0.42
See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012
Net Income	$2,396	$3,964
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	132	49
Decrease in value of interest rate swap liability	57	53
Reclassification of loss on sale/(decrease) in value of marketable securities	32	(6)
Other comprehensive income before tax	221	96
Income tax related to components of other comprehensive income	(34)	(18)
Other comprehensive income, net of tax	187	78
Comprehensive income	$2,583	$4,042
See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,396	$3,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	697	686
Change in value of derivative liability	52	63
Amortization of convertible note discount	566	566
Imputed interest on vendor advance	(293)	(436)
Provision for doubtful accounts	33	(6)
Amortization of supply agreement	321	-
Deferred income taxes	(356)	45
Foreign exchange gain and other	(29)	(6)
Loss on sale of marketable securities	31	-
Changes in:
Trade accounts receivable	981	3,012
Inventories	5,969	38,655
Other current assets	(2,121)	7,083
Trade accounts payable	8,008	(14,016)
Income taxes payable	(994)	(1,024)
Accrued expenses and derivative liabilities	(1,893)	741
Net cash provided by operating activities	13,368	39,327
Cash flows provided by/(used in) investing activities:
Repayment/(advance) related to supply agreement	3,333	(5,000)
Net proceeds from sale of marketable securities	6	-
Purchases of property and equipment	(95)	(73)
Net cash provided by/(used in) investing activities	3,244	(5,073)
Cash flows used in financing activities:
Repayments of notes payable – banks	(16,361)	(30,412)
Repayments - mortgage payable	(171)	(160)
Dividends paid	(644)	(2,825)
Deferred financing costs	(60)	(62)
Treasury stock purchased	(64)	(1,941)
Net cash used in financing activities	(17,300)	(35,400)
Net decrease in cash	(688)	(1,146)
Effect of exchange rate	29	8
Cash at beginning of period	3,136	4,274
Cash at end of the period	$2,477	$3,136
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,739	$5,107
Income taxes	$2,553	$3,197
Non cash financing activities:
Dividend declared but not yet paid	$215	$-
See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common				Accumulated
	Stock	Common	Additional		Other		Total
	Number of	Stock	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity
Balance at December 31, 2011	11,750	$117	$11,937	$35,271	$(214)	$(3,509)	$43,602
Treasury stock acquired						(1,941)	(1,941)
Net change in cumulative translation adjustment					49		49
Decrease in value of interest rate swap liability, net of deferred tax of $20					33		33
Decrease in value of marketable securities, net of deferred tax of $2					(4)		(4)
Dividends declared ($0.30 per share)				(2,594)			(2,594)
Net income				3,964			3,964
Balance at December 31, 2012	11,750	$117	$11,937	$36,641	$(136)	$(5,450)	$43,109
Treasury stock acquired						(64)	(64)
Net change in cumulative translation adjustment					132		132
Decrease in value of interest rate swap liability, net of deferred tax of $21					35		35
Reclassification on loss of sale of marketable securities, net of deferred tax of $12					20		20
Dividends declared ($0.10 per share)				(859)			(859)
Net income				2,396			2,396
Balance at December 31, 2013	11,750	117	11,937	38,178	51	(5,514)	44,769
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

Note B - Summary of Significant Accounting Policies

[1]   Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of the warehouse facility in Baltimore, Maryland, and Imbali Metals BVBA, the Company’s operating subsidiary in Europe. All intercompany balances and transactions have been eliminated on consolidation.

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

[9]   Per share data:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share give effect to all dilutive outstanding stock options, using the treasury stock method and assumed conversion of subordinated debt (see Note O).

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

Major categories of assets and liabilities measured at fair value at December 31, 2013 and 2012 are classified as follows (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$106,903			$124,274
Aluminum futures contracts	1,047
Foreign Currency forward contracts	316
Liabilities:
Foreign currency forward contracts				27
Interest rate swap contracts		$52			$111
Aluminum futures contracts				842
Embedded conversion option			$2,048			$1,996

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

[14]   Significant customers and concentration of suppliers:

No customer accounted for sales in excess of 10% during 2013. Two customers accounted for 19% of sales in 2012.

The Company’s purchase of metal products is from a limited number of suppliers located throughout the world. Two suppliers, PT. Alumindo and Hulamin Ltd, accounted for 51% of total purchases for the year ended December 31, 2013 as compared to 57% of total purchases during the year ended December 31, 2012.  The Company’s loss of any of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

Note C – Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of December 31, 2013 and 2012 because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $12 million at December 31, 2013 and 2012, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The carrying amount of the advance to supplier approximates its fair value at December 31, 2013 and 2012.  Fair value of financial instruments are based on level 2 inputs. Derivative financial instruments are carried at fair value (see Note B [12]).

Note D – Property and Equipment

Property and equipment are summarized as follows: (in thousands)

	December 31,
	2013	2012	Estimated Useful Life
Cost:
Land	$1,180	$1,180
Buildings and improvements	3,165	3,165	10 and 40 years
Other equipment	1,464	1,369	3 to 5 years
	5,809	5,714
Less: Accumulated depreciation	1,860	1,727
Net Book Value	$3,949	$3,987

Depreciation expense was $130 and $126 for the years ended December 31, 2013 and 2012, respectively.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value at December 31, 2013 and 2012 are as follows (in thousands):

Derivatives designated		December 31,	December 31,
as fair value hedges	Balance Sheet Location	2013	2012
Asset derivatives:
Aluminum futures contracts	Other current assets	$1,047	-
Foreign currency forward contracts	Other current assets	316	-
Total		$1,363	$-
Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	-	$27
Aluminum futures contracts	Accrued expenses and derivative liabilities	-	842
Total		$-	$869

For the years ended December 31, 2013, and 2012, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

On October 31, 2011, MF Global UK Limited, one of the Company’s London Metal Exchange clearing brokers, went into special administration under The Investment Bank Special Administration Regulations 2011 in the UK.  On October 31, 2011 we had no cash balances with MF Global UK Limited. The majority of the positions cleared through MF Global UK Limited were transferred to another London Metal Exchange broker. There were some unsettled contracts that were not transferred at that time.  For the contracts not transferred, the Company had a claim of approximately $800 against MF Global UK Limited, representing the fair value of the contracts on October 31, 2011. Of such amount, unsettled contracts valued at $536 and $264, which hedged inventory  sold in 2011 and 2012, respectively, have been written off to cost of goods sold in such years based on the uncertainty of recoverability. On November 20, 2012, the Company sold its claim on a non-recourse basis to a third party for $497, which was credited to cost of goods sold.

As discussed in Note G, the Company entered into an interest rate swap to convert a mortgage from a variable rate to a fixed rate obligation.  This swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to the swap measured at fair value at December 31, 2013 and 2012 are as follows (in thousands):

Derivatives designated		December 31,	December 31,
as cash flow hedges	Balance Sheet Location	2013	2012
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$52	$111

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet (see Note L).

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the income statement (in thousands):

Derivatives in hedging		Location of Gain or	Year Ended December 31,
relationships		(Loss) Recognized	2013	2012
Foreign currency forward contracts	(a)	Cost of goods sold	$(13)	$(754)
Interest rate swaps	(b)	Interest expense, net	(56)	(67)
Aluminum futures	(c)	Cost of goods sold	6,975	11,447
Total			$6,906	$10,626

(a)
Fair value hedge: the related hedged item is accounts receivable and accounts payable denominated in foreign currency and offsetting gains in 2013 and 2012, in the same respective amounts are included in cost of goods sold.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss in 2013 and 2012.

(c)
Fair value hedge: the related hedged item is inventory and offsetting losses in the same respective amounts are included in cost of goods sold in 2013 and 2012.  Also included in 2012 is a loss of approximately $264, related to the write off of unsettled contracts and a gain of $497 related to the sale of the claim for the unsettled contracts referred to above.

Note F – Accrued expenses and derivative liabilities

Accrued expenses and derivative liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued expenses	$2,792	$3,804
Derivative liabilities	52	979
	$2,844	$4,783

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

Note H - Notes Payable

On April 28, 2011, the Company entered into a new working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014 and refinanced the Company’s $175,000 credit agreement. The agreement includes a commitment to issue letters of credit and also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest at Eurodollar, money market or base rates, at the Company’s option, plus an applicable margin. The Company’s borrowings under this line of credit are secured by substantially all of the Company’s assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of the Company’s positive net earnings after December 31, 2011 and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of December 31, 2013, the Company had borrowings of $103,500 outstanding under the credit agreement, bearing interest at 2.66%, and the Company was in compliance with all financial covenants. In addition, the credit utilized under the agreement included $71,105 outstanding letters of credit. As of December 31, 2012, the Company had borrowings of $118,250 outstanding under the credit agreement, bearing interest at 2.75%, and the outstanding letters of credit utilized under the agreement totaled $33,534. The Company is negotiating a new line of credit and anticipates that a new credit agreement will be in effect prior to the expiration of the current agreement; however there can be no assurances that it will be able to successfully conclude a new agreement.

The Company’s wholly owned Belgian subsidiary, Imbali Metals BVBA, (“Imbali”) operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($10,996) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivable and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2013, Imbali had borrowings of EUR 3,217($4,422) under this line of credit, bearing interest at EURIBOR plus 1.75%, and was in compliance with all financial covenants. As of December 31, 2012, Imbali had borrowings of EUR 4,430 ($5,845) outstanding under this line of credit, and was in compliance with all financial covenants.

Note I – Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2013, the notes are convertible at the option of the holders into shares of common stock at a conversion price of 250.62 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $3.99 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  As of December 31, 2012, the notes were convertible at the option of the holders into shares of common stock at a conversion price of 244.61 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.09 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions. The conversion price at December 31, 2013 reflects eleven adjustments for dividends declared on common stock subsequent to the issuance of the notes through such date.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The note contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

The majority of proceeds of the convertible subordinated debt was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk, (PT. Alumindo) a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The agreement called for, and the Company  provided a $10,000 non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  The agreements also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan is being  repaid to the Company beginning on January 1, 2013 in monthly installments of $278. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016.  The specific parties to the agreement, PT. Alumindo, Southern Aluminum Industry and Fung Lam Trading Company, are related parties controlled by the Maspion Group - Indonesia.  The Fung Lam Trading Company Ltd, which is wholly owned by the Maspion Group, is a holding company for the group’s investments in China, including 70% ownership of Southern Aluminum Industry. The loan was made to Fung Lam Trading Company Ltd at the request of Maspion Group – Indonesia.  The purpose of the loan was to allow the Maspion Group - Indonesia to increase their overall production capacity, specifically for regional markets and for distribution in China. As consideration for this loan the Maspion Group - Indonesia agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which will help the Company lessen the risk of an interruption in the sources of its metal supply, from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience.  The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.69%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962, has been ascribed to the preferential supply agreement.  Imputed interest income is being recognized over the term of the advance by use of the interest method and amounted to $293 and $436 during 2013 and 2012 respectively, and is included in interest expense, net. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began. Amortization expense for 2013 amounted to $321.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock market price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the years ended December 31, 2013 and December 31, 2012, the change in the fair value of the derivative liability resulted in a loss of $52 and $63, respectively, and amortization of the discount amounted to $566.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations at issuance and year end:

	December 31, 2013	December 31, 2012	June 3, 2011

Equity value	$30,708	$25,696	$36,811
Volatility	45%	55%	70%
Risk free return	0.38%	0.54%	1.60%
Dividend Yield	2.79%	3.34%	2.51%
Strike Price	$3.99	$4.09	$4.65

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

The following is a summary of stock option activity for the years ended December 31, 2013 and 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	contractual	Aggregate
	Number of	Exercise	term	Intrinsic
	Shares	Price	(years)	Value

Options outstanding and exercisable at December 31, 2011	416,000	$1.53	7.48	$532,060
Options canceled	(2,000)	$1.13
Options outstanding and exercisable at December 31, 2012	414,000	$1.53	7.48	$532,060
Options canceled	(4,000)	$1.87
Options outstanding and exercisable at December 31, 2013	410,000	$1.52	5.55	$843,800

Options available for grant under 2006 Plan at December 31, 2013	415,000

During 2013 and 2012, there were no stock option grants.  As of December 31, 2013 and 2012, there was no unrecognized compensation expense, as all options had vested by December 31, 2009.

Note K - Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock.  As of December 31, 2013, the Company repurchased a total of 1,264 shares under the repurchase program for an aggregate cost of $3,287.  During 2013, the Company purchased 19 common shares under the program at a cost of $64 and in 2012 the Company purchased 647 shares at a cost of $1,941.

Note L – accumulated other comprehensive INCOME/(loss)

Changes in accumulated other comprehensive income/(loss) for the year ended December 31, 2013, on an after tax basis is as follows (in thousands):
				Available
	Foreign	Interest		for Sale
	Currency	Rate Swap		Marketable
	Translation	Contract		Securities		Total
Beginning balance	$(48)	$(68)		$(20)		$(136)
Other comprehensive income before reclassification	132			-		132
Loss reclassified to operations	-	35	(a)	20	(a)	55
Net current period other comprehensive income	132	35		20		187
Ending balance	$84	$(33)		$-		$51

(a) Reclassified to following line items in the statement of income:

Interest expense, net	$56	$32
Income taxes	(21)	(12)
Net of tax	$35	$20

Note M - Income Taxes

The components of income/(loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012
U.S.	$3,575	$6,595
Foreign	206	(174)
	$3,781	$6,421

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012
Current
U.S. Federal	$1,400	$2,101
State and local	288	390
Foreign	53	(79)
	1,741	2,412
Deferred
U.S. Federal	(289)	(41)
State and local	(67)	7
Foreign	-	79
	(356)	45
	$1,385	$2,457

The U.S. statutory rate can be reconciled to the effective tax rate as follows (in thousands):

	Year Ended December 31,
	2013	2012
Provision for taxes at statutory rate of 34%	$1,286	$2,183
State and local taxes, net of federal tax effect	157	263
Permanent differences and other current year adjustments	46	35
Reversal of overaccrual of prior year unrecognized tax benefits	(81)	-
Other	(23)	(24)
	$1,385	$2,457

Deferred tax assets and liabilities are composed of the following (in thousands):

	December 31,
	2013	2012
Deferred current tax assets
Allowance for doubtful accounts	$215	$201
Accrued expenses	73	273
Inventories	2,829	2,697
Marketable Securities	-	12
Stock Options	80	80
Derivative contracts	20	43
Net deferred current tax assets	3,217	3,306
Deferred long-term tax assets
Derivative liability for embedded conversion option	781	762
Advance to supplier	-	201
	781	963
Deferred long-term tax liabilities
Property and Equipment	(45)	(53)
Unamortized debt discount	(521)	(738)
Preferrential supplier agreement	-	(367)
	(566)	(1,158)
Net deferred long-term tax assets /(liabilities)	215	(195)
Net deferred tax assets	$3,432	$3,111

Foreign income and related foreign income taxes primarily relate to Imbali, the Company’s Belgian subsidiary.  For US income tax purposes, the Company has elected to treat Imbali as a disregarded entity and include its taxable income in the Company’s consolidated federal income tax return and separate state income tax returns.  Federal income taxes attributable to Imbali’s taxable income are offset by tax credits for foreign taxes paid by Imbali.  Undistributed earnings of Imbali amounted to approximately $3,171 at December 31, 2013.  Upon distribution of the earnings in the form of dividends, the Company would be required to pay Belgian withholding tax at the rate of 5%.  As the Company intends to indefinitely reinvest such earnings, no provision for such withholding tax has been provided.  For federal income tax purposes, foreign tax credits would be available to the Company for the withholding tax, subject to limitations.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance at January 1	$329	$343
Settlements	(294)	(137)
Net increase for tax positions of prior years	214	123
Balance at December 31	$249	$329

The total amount of unrecognized tax benefits at December 31, 2013 and 2012 would impact the Company’s effective tax rate, if recognized. During 2013, upon settlement of a tax assessment with the State of California covering the years 2007 through 2012, the Company reversed $81 of the liability for unrecognized tax benefits and reduced income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In connection with the settlement the Company reversed approximately $148 of accrued interest related to unrecognized tax benefits in the year ended December 31, 2013.  The Company recognized approximately $39 of interest expense related to unrecognized tax benefits during the year ended December 31, 2012. Interest related to unrecognized tax benefits accrued in the Company’s balance sheet at December 31, 2013 and 2012 amounted to approximately $107 and $255, respectively.

The Company’s federal and certain state income tax returns remain open to examination by the tax authorities for the years 2010 and thereafter. Certain other state income tax returns remain open for examination for the years 2008 through 2012.

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

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions.  Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage.  Company matching contributions amounted to $82 in 2013 and $77 in 2012.

Note O – Per Share Data

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012
Numerator:
Net income	$2,396	$3,964
Add back of interest on convertible subordinated debt, net of taxes	-	742
Add back of amortization of discount on convertible subordinated debt, net of taxes	-	350
Adjustment for change in value of convertible note derivative, net of taxes	-	39
Numerator for diluted earnings per share	$2,396	$5,095

Denominator:
Weighted average shares outstanding-basic	8,583	8,897
Dilutive effect of stock options	269	196
Dilutive effect of convertible subordinated debt	-	2,935
Weighted average shares outstanding-diluted	8,852	12,028
Basic Earnings per Share	$0.28	$0.45
Diluted Earnings per Share	$0.27	$0.42

In computing diluted earnings per share for the year ended December 31, 2013, no effect has been given to the 3,007 common shares issuable upon conversion of subordinated debt as the effect is anti-dilutive.

Note P – Dividends

On March 21, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on April 11, 2013. On June 18, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on July 17, 2013.  On September 12, 2013, our Board of Directors declared a cash dividend of $0.025 per share to stockholders of record at the close of business on October 11, 2013.  On December 10, 2013 our Board of Directors declared a regular cash dividend of $0.025 to stockholders of record at the close of business on December 24, 2013, payable January 7, 2014.

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

Note Q – Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of non-ferrous and ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows (in thousands):

	Year Ended December 31,
	2013	2012
United States	$311,127	$365,315
Latin America	66,126	56,694
Canada	48,394	50,824
Australia & New Zealand	38,698	48,172
Europe	18,338	17,522
	$482,683	$538,527

Note R - Commitments and Contingencies

[1]   Lease:

The Company leases office facilities under a lease expiring in 2015.  The minimum non-cancelable scheduled rentals under such lease are as follows (in thousands):

Year Ending December 31,
2014	284
2015	74
$358

Rent expense under the lease for the years ended December 31, 2013 and 2012 was $302 and $301, respectively.

[2]   Letters of credit:

Outstanding letters of credit at December 31, 2013, amounted to approximately $71,105 all of which expire prior to April 30, 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART   IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of report:

1.             Financial Statements

The following financial statements are included herein:

•	Report of EisnerAmper LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
•	Notes to Consolidated Financial Statements

2.             Financial Statement Schedules

None.

3.             Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: March 31, 2014	By:	/s/ Nathan Kahn
Nathan Kahn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director	March 31, 2014
Nathan Kahn	(principal executive officer)

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director	March 31, 2014
Sandra Kahn	(principal financial and accounting officer)

/s/ William Spier	Chairman of the Board of Directors	March 31, 2014
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	March 31, 2014
Harvey Wrubel

/s/ Jack Bendheim	Director	March 31, 2014
Jack Bendheim

/s/ Peter G. Howard	Director	March 31, 2014
Peter G. Howard

/s/ Douglas Kass	Director	March 31, 2014
Douglas Kass

/s/ Nathan Mazurek	Director	March 31, 2014
Nathan Mazurek

/s/ L. Rick Milner	Director	March 31, 2014
L. Rick Milner

/s/ Morris J. Smith	Director	March 31, 2014
Morris J. Smith

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

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

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity and (vi)  Notes to Consolidated Financial Statements

* Filed herewith.

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

