Form 10-Q
period 2014-03-31
EMPIRE RESOURCES INC /NEW/
filed 2014-05-15
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 9, 2014: 8,668,565

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$1,708	$2,477
Trade accounts receivable (less allowance for doubtful accounts of $562 and $562)	78,453	52,696
Inventories	117,641	139,752
Deferred tax assets	3,211	3,217
Advance to supplier, net of imputed interest of $147 and $176	3,177	3,147
Other current assets, including derivatives	5,312	6,081
Total current assets	209,502	207,370
Advance to supplier, net of imputed interest of $31 and $56, and net of current maturities	2,479	3,287
Preferential supply agreement, net	561	641
Long-term financing costs, net of amortization	111	358
Property and equipment, net	3,932	3,949
Deferred tax assets	431	215
Total assets	$217,016	$215,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$117,764	$107,922
Current maturities of mortgage payable	1,245	1,290
Trade accounts payable	30,283	44,058
Income taxes payable	2,880	2,042
Accrued expenses and derivative liabilities	5,424	2,844
Dividends payable	217	215
Total current liabilities	157,813	158,371

Subordinated convertible debt net of unamortized discount of $1,226 and $1,368 respectively	10,774	10,632
Derivative liability for embedded conversion option	2,477	2,048
Total Liabilities	171,064	171,051

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2014 and December 31, 2013	117	117
Additional paid-in capital	12,200	11,937
Retained earnings	38,987	38,178
Accumulated other comprehensive income	65	51
Treasury stock, 3,081,086 and 3,177,708 shares at March 31, 2014 and December 31, 2013, respectively	(5,417)	(5,514)
Total stockholders' equity	45,952	44,769
Total liabilities and stockholders' equity	$217,016	$215,820

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$138,317	$133,430
Cost of goods sold	131,830	126,800
Gross profit	6,487	6,630
Selling, general and administrative expenses	3,299	3,258
Operating income	3,188	3,372
Other expenses
Change in value of derivative liability	(429)	(2,123)
Interest expense, net	(1,091)	(1,113)
Income before income taxes	1,668	136
Income taxes	642	51
Net income	$1,026	$85
Weighted average shares outstanding:
Basic	8,629	8,586
Diluted	8,886	8,852
Earnings per share:
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$1,026	$85
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	6	(82)
Decrease in value of interest rate swap liability	13	16
Increase in value of marketable securities	-	2
Other comprehensive income/(loss) before tax	19	(64)
Income tax related to components of other comprehensive income/(loss)	(5)	(7)
Other comprehensive income/(loss), net of tax	14	(71)
Comprehensive income	$1,040	$14

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,026	$85
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	275	173
Change in value of derivative liability	429	2,123
Amortization of convertible note discount	141	141
Imputed interest on vendor advance	(55)	(85)
Amortization of supply agreement	80	80
Deferred income taxes	(216)	(866)
Foreign exchange (loss)/gain and other	(2)	19
Stock-based compensation	373	-
Changes in:
Trade accounts receivable	(25,743)	(12,512)
Inventories	22,124	16,355
Other current assets	769	(4,761)
Trade accounts payable	(13,776)	4,475
Income taxes payable	838	915
Accrued expenses and derivative liabilities	2,584	(789)
Net cash (used in)/provided by operating activities	(11,153)	5,353
Cash flows provided by investing activities:
Repayment related to supply agreement	833	833
Purchases of property and equipment	(11)	(9)
Net cash provided by investing activities	822	824
Cash flows provided by/(used in) financing activities:
Proceeds from/(repayments) of notes payable – banks	9,833	(6,580)
Repayments - mortgage payable	(44)	(42)
Dividends paid	(215)	-
Treasury stock purchased	(13)	(21)
Net cash provided by/(used in) financing activities	9,561	(6,643)
Net decrease in cash	(770)	(466)
Effect of exchange rate	1	(6)
Cash at beginning of period	2,477	3,136
Cash at end of the period	$1,708	$2,664
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,509	$766
Income taxes	$241	$110
Non cash financing activities:
Dividend declared but not yet paid	$217	$215

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	11,750	$117	$11,937	$38,178	$51	$(5,514)	$44,769
Treasury stock acquired						(13)	(13)
Stock based compensation			263			110	373
Net change in cumulative translation adjustment					6		6
Decrease in value of interest rate swap liability, net of deferred tax of $5					8		8
Dividends declared ($0.025 per share)				(217)			(217)
Net income				1,026			1,026
Balance at March 31, 2014	11,750	$117	$12,200	$38,987	$65	$(5,417)	$45,952

See notes to unaudited condensed consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except for per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, including Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland and Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe. All significant inter-company transactions and accounts have been eliminated on consolidation.  The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

2. Interim Financial Statements

The condensed consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. Interim results may not be indicative of the results that may be expected for the year.

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

4. Concentrations

During the three month period ended March 31, 2014 and 2013 no one customer accounted for 10% of our consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for 40% of total purchases during the three month period ended March 31, 2014, as compared to 59% during the same period ended March 31, 2013.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

5. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of March 31, 2014, there were outstanding employee stock options to acquire 410 shares of common stock, which had vested in prior years. During the three month period ended March 31, 2014, the Company did not grant any stock options.

6. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of March 31, 2014, the Company repurchased a total of 1,267 shares under the repurchase program for an aggregate cost of $3,299. During the three month period ended March 31, 2014, the Company purchased 3 common shares at a cost of $13. In January 2014, the Company issued 100 common shares out of treasury stock to a non-executive employee as part of a compensation arrangement.

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

8. Notes Payable—Banks

On April 28, 2011, the Company entered into a working capital credit agreement with Rabobank International, for itself and as Lead Arranger and Agent, JPMorgan Chase, for itself and as Syndication Agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014. This credit agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest (2.66% at March 31, 2014) at Eurodollar, money market or base rates, at our option, plus an applicable margin.   Our borrowings under this credit agreement are secured by substantially all of our assets. The credit agreement contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net worth and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets.   As of March 31, 2014, the Company was in compliance with all covenants under this line of credit.

The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of March 31, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $157,137 and $174,605 (including approximately $44,137 and $71,105 of outstanding letters of credit). The Company is negotiating a new line of credit and anticipates that a new credit agreement will be in effect prior to the expiration of the current agreement; however there can be no assurances that the Company will be able to successfully conclude a new agreement.

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$11,016) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of March 31, 2014, the outstanding loan amounted to EUR 3,460 (US $4,764), as compared to EUR 3,217 (US $4,422) on December 31, 2013. As of March 31, 2014 Imbali was in compliance with all financial covenants.

9. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,245 at March 31, 2014 and $1,290 at December 31, 2013. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, the Company pays a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays the Company a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of March 31, 2014, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 252.15 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $3.97 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects ten adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of March 31, 2014, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month period ended March 31, 2014, the increase in the fair value of the derivative liability resulted in a loss of $429. During the three month period ended March 31, 2014 and 2013, amortization of the discount amounted to $141. During the three month period ended March 31, 2013, the increase in the fair value of the derivative liability resulted in a loss of $2,123.

The derivative liability was valued using a lattice model using unobservable (level 3) inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of March 31, 2014, December 31, 2013 and issuance:

	March 31, 2014	December 31, 2013	June 3, 2011

Equity value	$35,170	$30,708	$36,811
Volatility	40%	45%	70%
Risk free return	0.44%	0.38%	1.60%
Dividend Yield	2.44%	2.79%	2.51%
Strike Price	$3.97	$3.99	$4.65

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of May 14, 2014, the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which should help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began. During the three month periods ended March 31, 2014 and 2013 amortization amounted to $80 in each period.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$1,026	$85
Numerator for diluted earnings per share	$1,026	$85
Denominator:
Weighted average shares outstanding-basic	8,629	8,586
Dilutive effect of stock options	257	266
Weighted average shares outstanding-diluted	8,886	8,852
Basic Earnings per Share	$0.12	$0.01
Diluted Earnings per Share	$0.12	$0.01

In computing diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, no effect has been given to the 3,026 and 2,950 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive.

12. Dividends

On March 25, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 7, 2014. The dividend, totaling $217, was paid on April 14, 2014. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	March 31, 2014	December 31, 2013
Asset derivatives:
Aluminum futures contracts	Other current assets	$276	1,047
Foreign currency forward contracts	Other current assets	-	316
Total		$276	$1,363
Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	$560	$-
Aluminum futures contracts	Accrued expenses and derivative liabilities	461	-
Total		$1,021	$-

For the periods ended March 31, 2014 and December 31, 2013, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value are as follows:

Derivatives designated as cash flow hedges	Balance Sheet Location	March 31, 2014	December 31, 2013
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$39	$52

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive income in the accompanying balance sheets.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended March 31,
relationships		(Loss) Recognized	2014	2013
Foreign currency forward contracts	(a)	Cost of goods sold	$27	$247
Interest rate swaps	(b)	Interest expense, net	(14)	(16)
Aluminum futures	(c)	Cost of goods sold	1,644	(88)
Total			$1,657	$143

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in 2014 and 2013 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized losses reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2014 and gains in 2013 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 are classified as follows:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$98,240			$106,903
Aluminum futures contracts	276			1,047
Foreign Currency forward contracts				316
Liabilities:
Foreign currency forward contracts	560
Interest rate swap contracts		$39			$52
Aluminum futures contracts	461
Embedded conversion option			$2,477			$2,048

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of March 31, 2014 and December 31, 2013, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $12,000 at March 31, 2014 and December 31, 2013, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended March 31,
	2014	2013
United States	$74,968	$83,938
Latin America	33,171	21,401
Canada	11,696	12,187
Australia & New Zealand	10,913	11,668
Europe	7,569	4,236
	$138,317	$133,430

17. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component on an after tax basis are as follows:

Three Months ended March 31, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$84	$(33)	-	$51
Other comprehensive income before reclassification	6	-	-	6
Loss reclassified to operations	-	8 (a)	-	8
Net current period other comprehensive income	6	8	-	14
Ending balance	$90	$(25)	$-	$65
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$13
Income taxes		(5)
Net of tax		$8

Three months ended March 31, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)
Other comprehensive (loss)/income before reclassification	(82)	(1)	2	(81)
Loss reclassified to operations	-	10 (a)	-	10
Net current period other comprehensive (loss)/ income	(82)	9	2	(71)
Ending balance	$(130)	$(59)	$(18)	$(207)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$16
Income taxes		(6)
Net of tax		$10

18. Commitments

The Company had $44,137 in outstanding letters of credit to certain of its suppliers at March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 10-K filed with the Securities and Exchange Commission on March 31, 2014. All numbers used in this discussion are in thousands, except for per share information.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on March 31, 2014, and those described from time to time in our other reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 40% of our products during the first three months of 2014 as compared to 59% of our products during the same period in 2013. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of March 31, 2014, we had $78,453 in trade receivables, after an allowance for doubtful accounts of $562. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended March 31, 2014 and 2013

During the three months ended March 31, 2014, net sales increased by $4,887, from $133,430 to $138,317 or 3.7% from the same period in 2013.  This increase was due to improved sales in Latin America and Europe offset by a decline in sales in North America and the Pacific Rim during the period ending March 31, 2014 as compared to the same period in 2013.

Gross profit decreased by $143, to $6,487 during the three months ended March 31, 2014 from $6,630 in the same period of 2013, representing a 2.2% decrease. This decrease is attributable to an increase in insurance and agent costs, offset by declines in freight, processing and storage charges.

Selling, general and administrative expenses increased 1.3% or $41, to $3,299 during the three months ended March 31, 2014, from $3,258 in the same period in 2013. Increased payroll was offset by reductions in legal costs and travel expenses during the quarter.

During the three months ended March 31, 2014, interest expense decreased 2% or $22, to $1,091 from $1,113 for the same period in 2013 as a result of a lower interest rate environment during the first three months of 2014.  During the three months ended March 31, 2014 and 2013, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $429 during the three month period ended March 31, 2014, as compared to a $2,123 non-cash non-operating loss during the same period in 2013.

Net income increased by $941, from $85 during the three months ended March 31, 2013 to $1,026 during the three months ended March 31, 2014, mainly due to a decrease of $1,694 in the non-cash non-operating loss in mark to market of the derivative liability, compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

Overview

At March 31, 2014, we had cash of $1,708, net accounts receivable of $78,453, senior secured debt of $113,000, junior secured debt of $4,764, and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended March 31, 2014 and 2013

Net cash used in operating activities was $11,153 during the three months ended March 31, 2014, as compared to net cash provided by operating activities of $5,353 during the same period in 2013, resulting from increases in trade accounts receivable of $25,743, decreases in trade accounts payable of $13,776, offset by reduction in inventories of $22,124. During the first three months of 2014, we have continued to focus on decreasing inventory and improving inventory turns. However, at this point, we believe that we have likely reduced inventories to prudent levels relative to sales. We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital.

Our days sales outstanding increased from 44 days in March 2013 to 51 days in March 2014 attributable to continued expansion of sales in Latin America, which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of March 31, 2014 was approximately 44 days of sales as compared to 52 days as of the same date in 2013. Our inventory turn rate, including materials in transit, was about 4.7 times as of March 31, 2014 (or 77 days on hand), compared to our March 2013 rate of about 4.1 times (or 87 days on hand).

The days payable outstanding decreased to 25 days as of March 31, 2014, as compared to 33 days as of the same date last year. This decrease resulted from continued managed inventory reduction.

Cash flows provided by investing activities during the three months ended March 31, 2014 and March 31, 2013, amounted to $822 and $824 respectively, which reflects the monthly repayment by PT. Alumindo Light Metal Industry of the advance related to our supply agreement with PT. Alumindo Light Metal Industry.

Cash flows provided by financing activities during the three months ended March 31, 2014, amounted to $9,561, as compared to cash flows used in financing activities of $6,643 during the same period in 2013.  During the first quarter of 2014, we funded the reduction in accounts payable with borrowings from our line of credit. In addition, we acquired 3 additional common shares at a cost of $13 during the period ended March 31, 2014.

Credit Agreements and Other Debt

On April 28, 2011, we entered into a working capital credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman. The $200,000 secured, asset-based credit facility matures on June 30, 2014. The agreement also allows additional increases in the line of credit of up to $50,000, subject to certain restrictions. Amounts borrowed bear interest of Eurodollar, money market or base rates, at our option, plus an applicable margin. Our borrowings under this line of credit are secured by substantially all of our assets. The credit agreement contains financial and other covenants including but not limited to, covenants requiring maintenance of minimum tangible net worth of $25,000 plus an aggregate amount equal to 25% of our positive net earnings and compliance with a leverage ratio of not more than 6.00 to 1, as well as an ownership minimum and limitations on other indebtedness, liens, and investments and dispositions of assets. The credit agreement provides that amounts under the facility may be borrowed and repaid, and re-borrowed, subject to a borrowing base test, until the maturity date of June 30, 2014.  As of March 31, 2014, we had direct borrowings of $113,000 outstanding under the credit agreement, bearing interest at 2.66%, and letters of credit of $44,137 to some suppliers, leaving an availability of approximately $42,863 on our credit agreement, or approximately 21%. All of the letters of credit will expire on or before June 30, 2014. As of March 31, 2014, we were in compliance with all financial covenants under this credit agreement.

Our wholly-owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($11,016) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory. This secured credit arrangement is unconditionally guaranteed by us. As of March 31, 2014, Imbali had borrowings of EUR 3,460 ($4,764) under this line of credit, bearing interest at EURIBOR plus 1.75%, leaving an availability of approximately EUR4,540 ($6,252) or approximately 57%. As of March 31, 2014 we were in compliance with all financial covenants under this line of credit.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,245 at March 31, 2014, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 252.15 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects ten adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by

Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our common stock repurchase for the quarter ended March 31, 2014:

(In thousands except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	3		$3.50
February 1, 2014 - February 28, 2014	-	$
March 1, 2014- March 31, 2014	-	$
Total	3		$3.50	1,267	733

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

EMPIRE RESOURCES, INC.

Date: May 15, 2014	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

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