Form 10-Q
period 2014-06-30
EMPIRE RESOURCES INC /NEW/
filed 2014-08-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 11, 2014: 8,672,565

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$2,749	$2,477
Trade accounts receivable (less allowance for doubtful accounts of $561 and $562)	92,629	52,696
Inventories	124,312	139,752
Deferred tax assets	3,206	3,217
Advance to supplier, net of imputed interest of $117 and $176	3,207	3,147
Other current assets, including derivatives	5,634	6,081
Total current assets	231,737	207,370
Advance to supplier, net of imputed interest of $13 and $56, and net of current maturities	1,664	3,287
Preferential supply agreement, net	481	641
Long-term financing costs, net of amortization	1,060	358
Property and equipment, net	3,910	3,949
Deferred tax assets	388	215
Total assets	$239,240	$215,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$134,154	$107,922
Current maturities of mortgage payable	1,200	1,290
Trade accounts payable	33,314	44,058
Income taxes payable	3,751	2,042
Accrued expenses and derivative liabilities	6,076	2,844
Dividends payable	217	215
Total current liabilities	178,712	158,371

Subordinated convertible debt net of unamortized discount of $1,085 and $1,368 respectively	10,915	10,632
Derivative liability for embedded conversion option	2,228	2,048
Total Liabilities	191,855	171,051

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2014 and December 31, 2013	117	117
Additional paid-in capital	12,210	11,937
Retained earnings	40,417	38,178
Accumulated other comprehensive income	53	51
Treasury stock, 3,077,086 and 3,177,708 shares at June 30, 2014 and December 31, 2013, respectively	(5,412)	(5,514)
Total stockholders' equity	47,385	44,769
Total liabilities and stockholders' equity	$239,240	$215,820

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$146,516	$110,468	$284,833	$243,898
Cost of goods sold	139,501	105,201	271,331	232,001
Gross profit	7,015	5,267	13,502	11,897
Selling, general and administrative expenses	3,482	3,501	6,781	6,759
Operating income	3,533	1,766	6,721	5,138
Other expenses
Change in value of derivative liability	249	(44)	(180)	(2,167)
Interest expense, net	(1,091)	(1,134)	(2,182)	(2,247)
Income before income taxes	2,691	588	4,359	724
Income taxes	1,045	221	1,687	272
Net income	$1,646	$367	$2,672	$452
Weighted average shares outstanding:
Basic	8,669	8,586	8,649	8,585
Diluted	11,968	8,871	11,949	8,860
Earnings per share:
Basic	$0.19	$0.04	$0.31	$0.05
Diluted	$0.15	$0.04	$0.28	$0.05

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$1,646	$367	$2,672	$452
Other comprehensive (loss)/income before tax
Foreign currency translation adjustments	(20)	44	(14)	(38)
Decrease in value of interest rate swap liability	13	13	26	29
Increase in value of marketable securities	-	30	-	32
Other comprehensive (loss)/income before tax	(7)	87	12	23
Income tax related to components of other comprehensive (loss)/income	(5)	(16)	(10)	(23)
Other comprehensive (loss)/income, net of tax	(12)	71	2	-
Comprehensive income	$1,634	$438	$2,674	$452

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows - operating activities:
Net income	$2,672	$452
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	317	286
Change in value of derivative liability	180	2,167
Amortization of convertible note discount	283	283
Imputed interest on vendor advance	(103)	(161)
Loss on sale of marketable securities	-	31
Amortization of supply agreement	160	160
Deferred income taxes	(173)	(942)
Foreign exchange loss and other	2	10
Stock-based compensation	373	-
Changes in:
Trade accounts receivable	(39,954)	(4,900)
Inventories	15,421	25,879
Other current assets	448	(6,270)
Trade accounts payable	(10,742)	(8,562)
Income taxes payable	1,708	1,212
Accrued expenses and derivative liabilities	3,260	(1,746)
Net cash (used in)/provided by operating activities	(26,148)	7,899
Cash flows - investing activities:
Repayment related to supply agreement	1,667	1,667
Net proceeds from sale of marketable securities	-	6
Purchases of property and equipment	(16)	(4)
Net cash provided by investing activities	1,651	1,669
Cash flows - financing activities:
Proceeds from/(repayments) of notes payable – banks	26,255	(10,169)
Repayments - mortgage payable	(90)	(84)
Deferred Financing Costs	(965)	-
Dividends paid	(431)	(215)
Proceeds from stock options exercised	15	-
Treasury stock purchased	(13)	(21)
Net cash provided by/(used in) financing activities	24,771	(10,489)
Net increase/(decrease) in cash	274	(921)
Effect of exchange rate	(2)	(3)
Cash at beginning of period	2,477	3,136
Cash at end of the period	$2,749	$2,212
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,502	$2,137
Income taxes	$1,404	$1,825
Non cash financing activities:
Dividend declared but not yet paid	$217	$215

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	11,750	$117	$11,937	$38,178	$51	$(5,514)	$44,769
Treasury stock acquired						(13)	(13)
Stock based compensation			263			110	373
Stock options exercised			10			5	15
Net change in cumulative translation adjustment					(14)		(14)
Decrease in value of interest rate swap liability, net of deferred tax of $10					16		16
Dividends declared ($0.05 per share)				(433)			(433)
Net income				2,672			2,672
Balance at June 30, 2014	11,750	$117	$12,210	$40,417	$53	$(5,412)	$47,385

See notes to unaudited condensed consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except for per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, including Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland and Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe and Empire Resources de Mexico, our operating subsidiary in Mexico. All significant inter-company transactions and accounts have been eliminated on consolidation.  The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. Interim results may not be indicative of the results that may be expected for the year.

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

4. Concentrations

During the six month period ended June 30, 2014 and 2013 no one customer accounted for 10% or more of our consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for an aggregate of 43% of total purchases during the six month period ended June 30, 2014, as compared to 56% during the same period ended June 30, 2013.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

5. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of June 30, 2014, there were outstanding employee stock options to acquire 400 shares of common stock, which had vested in prior years. During the six month period ended June 30, 2014, the Company did not grant any stock options. Treasury shares were issued for 4 stock options exercised during the quarter ended June 30, 2014.

6. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of June 30, 2014, the Company repurchased a total of 1,267 shares under the repurchase program for an aggregate cost of $3,299. During the six month period ended June 30, 2014, the Company purchased 3 common shares at a cost of $13. In January 2014, the Company issued 100 common shares out of treasury stock to a non-executive employee as part of a compensation arrangement.

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

8. Notes Payable—Banks

Prior to June 19, 2014, we were a party to credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman which provided for a $200,000 revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2014.

On June 19, 2014 we entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility is in the amount of $150,000, and the uncommitted facility is in the amount of $75,000. The agreement also allows for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. Our borrowings under this line of credit are secured by substantially all of our assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of June 30, 2014, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to.  As of June 30, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $201,618 and $174,605 (including approximately $77,118 and $71,105 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$10,954) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of June 30, 2014, the outstanding loan amounted to EUR 7,050 (US $9,654), as compared to EUR 3,217 (US $4,422) on December 31, 2013. As of June 30, 2014 Imbali was in compliance with all financial covenants.

9. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,200 at June 30, 2014 and $1,290 at December 31, 2013. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, the Company pays a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays the Company a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of June 30, 2014, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 253.67 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $3.94 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects 13 adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of June 30, 2014, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three and six month periods ended June 30, 2014, the change in the fair value of the derivative liability resulted in a gain of $249 and a loss of $180, respectively, and amortization of the discount amounted to $141 and $282, respectively. During the three and six month periods ended June 30, 2013, the increase in the fair value of the derivative liability resulted in a loss of $44 and $2,167, respectively, and amortization of the discount amounted to $141 and $282, respectively.

The derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of June 30, 2014, December 31, 2013 and issuance:

	June 30, 2014	December 31, 2013	June 3, 2011

Equity value	$35,890	$30,708	$36,811
Volatility	35%	45%	70%
Risk free return	0.47%	0.38%	1.60%
Dividend Yield	2.42%	2.79%	2.51%
Strike Price	$3.94	$3.99	$4.65

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing advance to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of August 4, 2014, the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which should help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply agreement began. During the three and six month periods ended June 30, 2014 and 2013 amortization amounted to $80 in each three month period and $160 in each six month period.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,646	$367	$2,672	$452
Add back of interest on convertible subordinated debt, net of taxes	185	-	371	-
Add back of amortization of discount on convertible subordinated debt, net of taxes	87	-	175	-
Adjustment for change in value of convertible note derivative, net of taxes	(154)	-	111	-
Numerator for diluted earnings per share	$1,764	$367	$3,329	$452
Denominator:
Weighted average shares outstanding-basic	8,669	8,586	8,649	8,585
Dilutive effect of stock options	255	285	256	275
Dilutive effect of convertible subordinated debt	3,044	-	3,044	-
Weighted average shares outstanding-diluted	11,968	8,871	11,949	8,860
Basic Earnings per Share	$0.19	$0.04	$0.31	$0.05
Diluted Earnings per Share	$0.15	$0.04	$0.28	$0.05

In computing diluted earnings per share for the three and six months ended June 30 2013 no effect has been given to the 2,965 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive.

12. Dividends

On June 18, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 7, 2014. The dividend totaling $217, was paid on July 18, 2014. On March 25, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 7, 2014. The dividend, totaling $217, was paid on April 14, 2014. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

13. Derivative Financial Instruments and Risk Management

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company’s policy to hedge such risks to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metal content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to buy and sell metals as well as its accounts receivable denominated in international currencies.

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated		June 30,	December 31,
as fair value hedges	Balance Sheet Location	2014	2013
Asset derivatives:
Aluminum futures contracts	Other current assets	$-	1,047
Foreign currency forward contracts	Other current assets	-	316
Total		$-	$1,363
Liability derivatives:
Foreign currency forward contracts	Accrued expenses and derivative liabilities	$537	$-
Aluminum futures contracts	Accrued expenses and derivative liabilities	2,188	-
Total		$2,725	$-

For the periods ended June 30, 2014 and December 31, 2013, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value are as follows:

Derivatives designated		June 30,	December 31,
as cash flow hedges	Balance Sheet Location	2014	2013
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$25	$52

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive income in the accompanying balance sheets.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended June 30,		Six Months Ended June 30,
Relationships		(Loss) Recognized	2014	2013	2014	2013
Foreign currency forward contracts	(a)	Cost of goods sold	$(428)	$631	$(401)	$878
Interest rate swaps	(b)	Interest expense, net	(14)	(16)	(28)	(32)
Aluminum futures	(c)	Cost of goods sold	61	3,241	1,705	3,153
Total			$(381)	$3,856	$1,276	$3,999

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting gain in 2014 and losses in 2013 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized losses reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2014 and 2013 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 are classified as follows:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$99,578			$106,903
Aluminum futures contracts	-			1,047
Foreign Currency forward contracts	-			316
Liabilities:
Foreign currency forward contracts	537			-
Interest rate swap contracts		$25			$52
Aluminum futures contracts	2,188
Embedded conversion option			$2,228			$2,048

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of June 30, 2014 and December 31, 2013, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $12,000 at June 30, 2014 and December 31, 2013, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$87,729	$80,213	$162,697	$164,151
Latin America	24,097	4,561	57,268	25,962
Canada	12,987	12,468	24,683	24,655
Australia & New Zealand	11,493	9,810	22,406	21,478
Europe	10,210	3,416	17,779	7,652
	$146,516	$110,468	$284,833	$243,898

17. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component on an after tax basis are as follows:

Three Months ended June 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$90	$(25)	$-	$65
Other comprehensive (loss) before reclassification	(20)	-	-	(20)
Loss reclassified to operations	-	8 (a)	-	8
Net current period other comprehensive (loss)/income	(20)	8	-	(12)
Ending balance	$70	$(17)	$-	$53
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$13
Income taxes		(5)
Net of tax		$8

Three Months ended June 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(130)	$(59)	$(18)	$(207)
Other comprehensive income/(loss) before reclassification	44	(1)	(2)	41
Loss reclassified to operations	-	10 (a)	20 (a)	30
Net current period other comprehensive income	44	9	18	71
Ending balance	$(86)	$(50)	$-	$(136)

(a) Reclassified to following line items in the statement of income:
Interest expense, net		$16	$32
Income taxes		(6)	(12)
Net of tax		$10	$20

Six months ended June 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$84	$(33)	-	$51
Other comprehensive (loss) before reclassification	(14)	-	-	(14)
Loss reclassified to operations	-	16 (a)	-	16

Net current period other comprehensive (loss)/ income	(14)	16	-	2
Ending balance	$70	$(17)	$-	$53

(a) Reclassified to following line items in the statement of income:
Interest expense, net		$26
Income taxes		(10)
Net of tax		$16

Six months ended June 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)
Other comprehensive (loss) before reclassification	(38)	(2)	-	(40)
Loss reclassified to operations	-	20 (a)	20 (a)	40

Net current period other comprehensive (loss)/ income	(38)	18	20	-
Ending balance	$(86)	$(50)	$-	$(136)

(a) Reclassified to following line items in the statement of income:
Interest expense, net		$32	$32
Income taxes		(12)	(12)
Net of tax		$20	$20

18. Commitments

The Company had $77,118 in outstanding letters of credit to certain of its suppliers at June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 10-K filed with the Securities and Exchange Commission on March 31, 2014. All numbers used in this discussion are in thousands, except for per share information and percentages.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 43% of our products during the first six months of 2014 as compared to 56% of our products during the same period in 2013. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of June 30, 2014, we had $92,629 in trade receivables, after an allowance for doubtful accounts of $561. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended June 30, 2014 and 2013

During the three months ended June 30, 2014, net sales increased by $36,048, from $110,468 to $146,516 or 32.6% from the same period in 2013.  This increase was due to improved sales volumes in all geographic regions as compared to the same period in 2013.

Gross profit increased by $1,748, to $7,015 during the three months ended June 30, 2014 from $5,267 in the same period of 2013, representing a 33.2% increase which is attributable to the increased sales.

Selling, general and administrative expenses during the three months ended June 30, 2014 and 2013 were flat.

During the three months ended June 30, 2014, interest expense decreased 3.8% or $43, to $1,091 from $1,134 for the same period in 2013 as a result of a lower interest rate environment during the period.  During the three months ended June 30, 2014 and 2013, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $441 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $249 during the three month period ended June 30, 2014, as compared to a $44 non-cash non-operating loss during the same period in 2013.

Net income increased by $1,279, from $367 during the three months ended June 30, 2013 to $1,646 during the three months ended June 30, 2014, primarily due to the increased worldwide sales volume.

Comparison of Six Months Ended June 30, 2014 and 2013

During the six months ended June 30, 2014, net sales increased by $40,935, from $243,898 to $284,833 or 16.8% from the same period in 2013.  This increase was due to increased sales in all regions except the United States, during the period ending June 30, 2014 as compared to the same period in 2013.

Gross profit increased by $1,605, to $13,502 during the six months ended June 30, 2014 from $11,897 in the same period of 2013, representing a 13.5% increase. The dollar increase is primarily attributable to increased sales volume.

Selling, general and administrative expenses during the six months ended June 30, 2014 and 2013 were flat.

As a result of increased sales revenue operating income increased by $1,583 during the six months ended June 30, 2014 from $5,138 to $6,721during the six months ended June 30, 2013, or an increase of 30.8%.

During the six months ended June 30, 2014, interest expense decreased by $65, to $2,182 from $2,247 for the same period in 2013 as a result of a lower interest rate environment during the period.   During the six months ended June 30, 2014 and 2013, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $883 in both periods.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 has an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The mark to market of the derivative liability resulted in non-operating, non-cash losses driven primarily by a steep increase in the Company’s stock price during the first six months of 2013. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $180 during the period ended June 30, 2014, as compared to a $2,167 non-cash non-operating loss during the same period in 2013.

Net income increased from $452 during the six months ended June 30, 2013 to $2,672 during the six months ended June 30, 2014, which was attributable to the increase in sales revenues. Additionally, net income in 2013, was negatively impacted by $2,167 for the non-operating non-cash charge for the change in derivative liability on our convertible senior subordinated debt.

Liquidity and Capital Resources

Overview

At June 30, 2014, we had cash of $2,749, net accounts receivable of $92,629, senior secured debt of $124,500, junior secured debt of $9,654, and subordinated debt of $12,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Periods Ended June 30, 2014 and 2013

Net cash used in operating activities was $26,148 during the six months ended June 30, 2014, as compared to net cash provided by operating activities of $7,899 during the same period in 2013. In the six months ended June 30, 2014 cash used in operating activities resulted from increases in trade accounts receivable of $39,954, decreases in trade accounts payable of $10,742, offset by reduction in inventories of $15,421. We have continued to focus on decreasing inventory and improving inventory turns. However, at this point, we believe that we have likely reduced inventories to prudent levels relative to sales. We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital.

Our days sales outstanding increased from 43 days in June 2013 to 59 days in June 2014 attributable to continued expansion of sales in Latin America, which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of June 30, 2014 was approximately 45 days of sales as compared to 58 days as of the same date in 2013. Our inventory turn rate, including materials in transit, was 4.6 times or 79 days on hand, as of June 30, 2014 as compared to 4.1 times or 88 days on hand as of June 30, 2013. The days payable outstanding decreased to 23 days as of June 30, 2014, as compared to 24 days as of the same date last year.

Cash flows provided by investing activities during the six months ended June 30, 2014 and 2013, amounted to $1,651 and $1,669 respectively, which reflects the monthly repayment by PT. Alumindo Light Metal Industry of the advance related to our supply agreement with PT. Alumindo Light Metal Industry.

Cash flows provided by financing activities during the six months ended June 30, 2014, amounted to $24,771, as compared to cash flows used in financing activities of $10,489 during the same period in 2013.  During the first six months of 2014, we funded the increase in accounts receivable of $39,954 with borrowings from our line of credit of $26,255 as well as a reduction in our inventory of $15,421. In addition, we acquired 3 additional common shares at a cost of $13 during the period ended June 30, 2014.

Credit Agreements and Other Debt

We were a party to credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman which provided for a $200,000 revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2014.

On June 19, 2014 we entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility is in the amount of $150,000, and the uncommitted facility is in the amount of $75,000. The agreement also allows for an additional increase in the committed credit facility of $75,000, for a total of $300,000 subject to certain restrictions and conditions. Our borrowings under this line of credit are secured by substantially all of our assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of June 30, 2014, the Company was in compliance with all covenants under this line of credit.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to.  As of June 30, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $201,618 and $174,605 (including approximately $77,118 and $71,105 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$10,954) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of June 30, 2014, the outstanding loan amounted to EUR 7,050 (US $9,654), as compared to EUR 3,217 (US $4,422) on December 31, 2013. As of June 30, 2014, Imbali was in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,200 at June 30, 2014, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 253.67 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects 13 adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

We also enter into foreign exchange forward contracts to hedge our exposure related to commitments to purchase or sell metals and accounts receivable denominated in some international currencies. In such cases, we will purchase or sell the foreign currency through a bank for an approximate date when we anticipate making a payment to a supplier or receiving payment from the foreign customer.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by

Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: August 14, 2014	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

10.1	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.2	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.3	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.4	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.5	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

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