Form 10-Q
period 2014-09-30
EMPIRE RESOURCES INC /NEW/
filed 2014-11-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No?☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 11, 2014: 8,976,231

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

 Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$4,663	$2,477
Trade accounts receivable (less allowance for doubtful accounts of $543 and $562)	97,393	52,696
Inventories	120,104	139,752
Deferred tax assets	3,194	3,217
Advance to supplier, net of imputed interest of $87 and $176	3,236	3,147
Other current assets, including derivatives	6,051	6,081
Total current assets	234,641	207,370
Advance to supplier, net of imputed interest of $3 and $56, and net of current maturities	841	3,287
Preferential supply agreement, net	401	641
Long-term financing costs, net of amortization	962	358
Property and equipment, net	3,886	3,949
Deferred tax assets	-	215
Total assets	$240,731	$215,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$132,785	$107,922
Current maturities of mortgage payable	1,154	1,290
Trade accounts payable	33,488	44,058
Income taxes payable	3,037	2,042
Accrued expenses and derivative liabilities	8,257	2,844
Dividends payable	224	215
Total current liabilities	178,945	158,371

Subordinated convertible debt net of unamortized discount of $865 and $1,368 respectively	10,135	10,632
Derivative liability for embedded conversion option	3,860	2,048
Deferred taxes payable	49	-
Total Liabilities	192,989	171,051

Commitments (Note 19)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2014 and December 31, 2013	117	117
Additional paid-in capital	13,678	11,937
Retained earnings	39,280	38,178
Accumulated other comprehensive (loss) income	(217)	51
Treasury stock, 2,773,420 and 3,177,708 shares at September 30, 2014 and December 31, 2013, respectively	(5,116)	(5,514)
Total stockholders' equity	47,742	44,769
Total liabilities and stockholders' equity	$240,731	$215,820

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (see note 20)	2014	2013
Net sales	$159,366	$126,390	$444,199	$370,288
Cost of goods sold	151,897	121,082	423,228	353,083
Gross profit	7,469	5,308	20,971	17,205
Selling, general and administrative expenses	3,819	3,602	10,600	10,361
Operating income	3,650	1,706	10,371	6,844
Interest expense, net	1,041	1,156	3,223	3,403
Income before other expenses	2,609	550	7,148	3,441
Other expenses
Change in value of derivative liability	(2,059)	1,715	(2,239)	(452)
Loss related to extinguishment of debt converted into common stock	(164)	-	(164)	-
Income before income taxes	386	2,265	4,745	2,989
Income taxes	1,080	194	2,985	1,066
Net (loss)/income	$(694)	$2,071	$1,760	$1,923
Weighted average shares outstanding:
Basic	8,814	8,586	8,705	8,585
Diluted	8,814	11,835	8,964	8,856
Earnings per share:
Basic	$(0.08)	$0.24	$0.20	$0.22
Diluted	$(0.08)	$0.06	$0.20	$0.22

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (see note 20)	2014	2013
Net (loss)/income	$(694)	$2,071	$1,760	$1,923
Other comprehensive (loss)/income before tax
Foreign currency translation adjustments	(278)	119	(292)	81
Decrease in value of interest rate swap liability	13	13	39	42
Increase in value of marketable securities	-	-	-	32
Other comprehensive (loss)/income before tax	(265)	132	(253)	155
Income tax related to components of other comprehensive (loss)/income	(5)	(5)	(15)	(28)
Other comprehensive (loss)/income, net of tax	(270)	127	(268)	127
Comprehensive (loss) /income	$(964)	$2,198	$1,492	$2,050

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows - operating activities:
Net income	$1,760	$1,923
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	482	518
Change in value of derivative liability	2,239	452
Loss related to extinguishment of debt converted into common stock	164	-
Amortization of convertible note discount	419	424
Imputed interest on vendor advance	(144)	(231)
Loss on sale of marketable securities	-	32
Amortization of supply agreement	240	240
Deferred income taxes	271	(503)
Foreign exchange loss/(gain) and other	296	(23)
Stock-based compensation	630	-
Changes in:
Trade accounts receivable	(45,330)	(9,932)
Inventories	18,947	21,708
Other current assets	27	(666)
Trade accounts payable	(10,751)	(8,061)
Income taxes payable	995	(818)
Accrued expenses and derivative liabilities	5,708	(1,221)
Net cash (used in)/provided by operating activities	(24,047)	3,842
Cash flows - investing activities:
Repayment related to supply agreement	2,500	2,500
Net proceeds from sale of marketable securities	-	6
Purchases of property and equipment	(19)	(6)
Net cash provided by investing activities	2,481	2,500
Cash flows - financing activities:
Proceeds from/(repayments) of notes payable – banks	25,602	(6,594)
Repayments - mortgage payable	(136)	(127)
Deferred Financing Costs	(1,005)	(60)
Dividends paid	(648)	(429)
Proceeds from stock options exercised	15	-
Treasury stock purchased	(13)	(23)
Net cash provided by/(used in) financing activities	23,815	(7,233)
Net increase/(decrease) in cash	2,249	(891)
Effect of exchange rate	(63)	1
Cash at beginning of period	2,477	3,136
Cash at end of the period	$4,663	$2,246
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,476	$2,913
Income taxes	$2,737	$1,955
Non cash financing activities:
Dividend declared but not yet paid	$224	$215
Treasury stock issued on conversion of subordinated debt	$1,507	-

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	11,750	$117	$11,937	$38,178	$51	$(5,514)	$44,769
Treasury stock acquired						(13)	(13)
Treasury stock issued on conversion of subordinated debt			1,256			251	1,507
Stock based compensation			475			155	630
Stock options exercised			10			5	15
Net change in cumulative translation adjustment					(292)		(292)
Decrease in value of interest rate swap liability, net of deferred tax of $15					24		24
Dividends declared ($0.075 per share)				(658)			(658)
Net income				1,760			1,760
Balance at September 30, 2014	11,750	$117	$13,678	$39,280	$(217)	$(5,116)	$47,742

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of its operations and cash flows for the three and nine months ended September 30, 2014 and 2013. Interim results may not be indicative of the results that may be expected for the year.

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

4. Concentrations

During the nine month period ended September 30, 2014 and 2013 no one customer accounted for 10% or more of our consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry and Hulamin Ltd. accounted for an aggregate of 39% of total purchases during the nine month period ended September 30, 2014, as compared to 50% during the same period ended September 30, 2013.

The loss of any one of our largest suppliers or a material default by any such supplier in its obligations to us could have a material adverse effect on our business.

5. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of September 30, 2014, there were outstanding employee stock options to acquire 400 shares of common stock, which had vested in prior years. During the nine month period ended September 30, 2014, the Company did not grant any stock options. Treasury shares were issued for 4 stock options exercised during the nine months ended September 30, 2014.

6. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of September 30, 2014, the Company repurchased a total of 1,268 shares under the repurchase program for an aggregate cost of $3,299. During the nine month period ended September 30, 2014, the Company purchased 3 common shares at a cost of $13. In January 2014 and August 2014, the Company issued a total of 150 common shares out of treasury stock to a non-executive employee as part of a compensation arrangement and in August 2014 issued 254 common shares out of treasury stock on conversion of debt.

7. Inventories

Inventories, which consist of purchased semi-finished metal products, are stated at the lower of cost or market value.  Cost is determined by the specific-identification method. Inventory is purchased for specific customer orders and the Company’s own inventory.  The carrying amount of inventory which is hedged by futures contracts designated as fair value hedges, is adjusted to fair value.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of September 30, 2014, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to.  As of September 30, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $213,835 and $174,605 (including approximately $90,335 and $71,105 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$10,106) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2014, the outstanding loan amounted to EUR 7,350 (US $9,285), as compared to EUR 3,217 (US $4,422) on December 31, 2013. As of September 30, 2014 Imbali was in compliance with all financial covenants.

9. Mortgage Payable

In connection with the purchase of its Baltimore warehouse, the Company entered into a mortgage loan, which had outstanding balances of $1,154 at September 30, 2014 and $1,290 at December 31, 2013. The loan requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014.  Under a related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, the Company pays a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage.  In return, the bank pays the Company a floating rate, namely, LIBOR, which resets monthly, plus 1.75% on the same notional principal amount.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of September 30, 2014, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 254.90 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $3.92 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects fourteen adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of September 30, 2014, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

On August 18, 2014, a note holder converted $1,000 principal amount of notes into 254 shares of common stock having a fair value on such date of $1,507. The carrying value of the note converted was $916, and the carrying value of the related embedded conversion option was $427 resulting in a loss on extinguishment of the debt of $164.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three and nine month periods ended September 30, 2014, the change in the fair value of the derivative liability resulted in a loss of $2,059 and $2,239, respectively, and amortization of the discount amounted to $136 and $419, respectively. During the three month period ended September 30, 2013, the decrease in the fair value of the derivative liability resulted in a gain of $1,715 and during the nine month period ended September 30, 2013 the increase in the fair value of the derivative liability resulted in a loss of $452. Amortization of the discount amounted to $141 for the three month period and $424 for the nine month period.

The derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of September 30, 2014, December 31, 2013 and issuance:

	September 30, 2014	December 31, 2013	June 3, 2011

Equity value	$47,401	$30,708	$36,811
Volatility	35%	45%	70%
Risk free return	0.58%	0.38%	1.60%
Dividend yield	1.88%	2.79%	2.51%
Strike price	$3.92	$3.99	$4.65

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10 million non-interest bearing advance to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of November 4, 2014, the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which should help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply agreement began. During the three and nine month periods ended September 30, 2014 and 2013 amortization amounted to $80 in each three month period and $240 in each nine month period.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$(694)	$2,071	$1,760	$1,923
Add back of interest on convertible subordinated debt, net of taxes		185
Add back of amortization of discount on convertible subordinated debt		141
Adjustment for change in value of convertible note derivative		(1,715)
Numerator for diluted earnings per share	$(694)	$682	$1,760	$1,923

Denominator:
Weighted average shares outstanding-basic	8,814	8,586	8,705	8,585
Dilutive effect of convertible subordinated debt	-	2,986	-	-
Dilutive effect of stock options	-	263	259	271
Weighted average shares outstanding-diluted	8,814	11,835	8,964	8,856
Basic Earnings per Share	$(0.08)	$0.24	$0.20	$0.22
Diluted Earnings per Share	$(0.08)	$0.06	$0.20	$0.22

In computing diluted earnings per share for the three and nine months ended September 30, 2014 no effect has been give to the 2,804 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive. Similarly, for the nine months ended September 30, 2013, no effect has been given to the 2,986, common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive. In addition, no effect has been given to options to acquire 266 common shares in computing diluted earnings per share data for the three month period ended September 30, 2014 as the effect thereof is anti-dilutive.

12. Dividends

On September 19, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on September 30, 2014. The dividend totaling $224 was paid on October 15, 2014. On June 18, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 7, 2014. The dividend totaling $217 was paid on July 18, 2014. On March 25, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 7, 2014. The dividend, totaling $217, was paid on April 14, 2014. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	September 30, 2014	December 31, 2013
Asset derivatives:
Aluminum futures contracts	Other current assets	$608	$1,047
Foreign currency forward contracts	Other current assets	1,143	316
Total		$1,751	$1,363
Liability derivatives:
Aluminum futures contracts	Accrued expenses and derivative liabilities	(157)	-
Total		$(157)	$-

For the periods ended September 30, 2014 and December 31, 2013, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The Company has entered into interest rate swaps to convert the mortgage for its Baltimore warehouse from a variable rate to a fixed rate obligation. The swap has been designated as a cash flow hedge and the Company’s unrealized liabilities relating to it measured at fair value are as follows:

Derivatives designated as cash flow hedges	Balance Sheet Location	September 30, 2014	December 31, 2013
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$12	$52

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive income in the accompanying balance sheets.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

			Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in hedging relationships		Location of Gain or (Loss) Recognized	2014	2013	2014	2013
Foreign currency forward contracts	(a)	Cost of goods sold	$392	$(357)	$(9)	$521
Interest rate swaps	(b)	Interest expense, net	(13)	(9)	(41)	(41)
Aluminum futures	(c)	Cost of goods sold	(3,399)	2,329	(1,694)	5,482
Total			$(3,020)	$1,963	$(1,744)	$5,962

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in the three months September 30, 2014 and nine months ended September 30, 2013 are included in cost of goods sold in the same respective amounts. Similarly offsetting gains in the three months September 30, 2013 and nine months ended September 30, 2014 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized loss is reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting gains in 2014 and losses in 2013 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 are classified as follows:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$94,909			$106,903
Aluminum futures contracts	608			1,047
Foreign currency forward contracts	1,143			316
Liabilities:
Interest rate swap contracts		$12			$52
Aluminum futures contracts	157			-
Embedded conversion option			$3,860			$2,048

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of September 30, 2014 and December 31, 2013, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at September 30, 2014 and $12,000 at December 31, 2013, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 14).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$101,907	$75,667	$264,604	$239,818
Latin America	23,995	26,374	81,263	52,336
Canada	10,665	11,932	35,348	36,587
Australia & New Zealand	11,241	8,052	33,647	29,530
Europe	11,558	4,365	29,337	12,017
	$159,366	$126,390	$444,199	$370,288

17. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component on an after tax basis are as follows:

Three Months ended September 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$70	$(17)	$53
Other comprehensive (loss) before reclassification	(278)	-	(278)
Loss reclassified to operations	-	8 (a)	8

Net current period other comprehensive (loss)/income	(278)	8	(270)
Ending balance	$(208)	$(9)	$(217)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$13
Income taxes		(5)
Net of tax		$8

Three Months ended September 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(86)	$(50)	$(136)
Other comprehensive income before reclassification	119	3	122
Loss reclassified to operations	-	5 (a)	5
Net current period other comprehensive income	119	8	127
Ending balance	$33	$(42)	$(9)

(a) Reclassified to following line items in the statement of income:
Interest expense, net		$9
Income taxes		(4)
Net of tax		$5

Nine months ended September 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$84	$(33)	-	$51
Other comprehensive (loss) before reclassification	(292)			(292)
Loss reclassified to operations	-	24 (a)	-	24

Net current period other comprehensive (loss)/ income	(292)	24	-	(268)
Ending balance	$(208)	$(9)	$-	$(217)

(a) Reclassified to following line items in the statement of income:
Interest expense, net		$39
Income taxes		(15)
Net of tax		$24

Nine months ended September 30, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)

Other comprehensive income before reclassification	81	1	-	82
Loss reclassified to operations	-	25 (a)	20	45
Net current period other comprehensive income	81	26	20	127
Ending balance	$33	$(42)	$-	$(9)

(a) Reclassified to following line items in the statement of income:
Interest expense, net		$41	$32
Income taxes		(16)	(12)
Net of tax		$25	$20

18. Income Taxes

The disproportionate relationship between income taxes and pre-tax income for the three and nine month periods ended September 30, 2014 is primarily attributable to no tax benefit being recognized for the loss from change in value of the derivative liability and the loss related to extinguishment of debt, as such losses will not be deductible for income tax purposes.

19. Commitments

The Company had $90,335 in outstanding letters of credit to certain of its suppliers at September 30, 2014 and $71,105 at December 31, 2013.

20. Restatement

Net income for the three months ended September 30, 2013 has been increased by $600 ($0.07 per share basic and $0.00 per share diluted) from the previously reported amount, to reflect a reduction in the deferred income tax provision attributable to the income from the change in value of the derivative liability. Correspondingly, the net income for the three months ended March 31, 2013 has been decreased by $600 ($0.07 per share, basic and diluted) from the previously reported amount, to reflect an increase in the deferred income tax provision attributable to the loss from change in value of the derivative liability. Additionally, the net income for the three months ended March 31, 2014 has been decreased by $218 ($0.03 per share, basic and diluted) from the previously reported amount. Such adjustments reflect that the loss arising from the change in value of the derivative liability for the first quarter of 2013 and 2014 and the income from the change in value of the derivative liability in the third quarter of 2013 are not recognized for income tax purposes.

Adjusted amounts after restatement are as follows:

	Three months ended
	March 31, 2014	September 30, 2013	March 31, 2013
Net income as previously reported	$1,026	$1,471	$85
Adjustment	$(218)	$600	$(600)
Net income/(loss) as restated	$808	$2,071	$(515)
Earnings/(loss) per share as restated:
Basic	$0.09	$0.24	$(0.06)
Diluted	$0.09	$0.06	$(0.06)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 39% of our products during the first nine months of 2014 as compared to 50% of our products during the same period in 2013. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our financial statements. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts and the derivative liability for the embedded conversion option in our 10% Convertible Senior Subordinated Notes Due June 1, 2016 in the principal amount of $11,000. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of September 30, 2014, we had $97,393 in trade receivables, after an allowance for doubtful accounts of $543. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended September 30, 2014 and 2013

During the three months ended September 30, 2014, net sales increased by $32,976, from $126,390 to $159,366 or 26.1% from the same period in 2013.  This increase was due to improved sales volumes in all geographic regions except for Latin America and Canada, as compared to the same period in 2013.

Gross profit increased by $2,161, to $7,469 during the three months ended September 30, 2014 from $5,308 in the same period of 2013, representing a 40.7% increase, of which $1,385 is attributable to the increased sales and $776 to an improvement in the gross margin of 0.5% to 4.7% from 4.2%. The improvement in margin reflects an increase in spot metal business sold on a just-in-time basis, offset by increases in duty and freight outwards.

Selling, general and administrative expenses during the three months ended September 30, 2014 increased by $217 from $3,602 to $3,819 primarily as a result of sales compensation based on increased sales.

During the three months ended September 30, 2014, interest expense decreased 9.9% or $115 to $1,041 from $1,156 for the same period in 2013 as a result of a lower interest rate environment during the period and reduced interest expense related to the reduction in our convertible debt.  During the three months ended September 30, 2014 and 2013, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $136 for the three months ended September 30, 2014 and $141 for the three months ended September 30, 2013.

During the three months ended September 30, 2014 income before other expenses increased from $550 in the same period of 2013, to $2,609 or 374.4%. This improvement is the result of increased sales, increased gross profit margins, lower interest expense and controlled selling, general and administrative expenses.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $2,059 during the three month period ended September 30, 2014, as compared to a $1,715 non-cash non-operating gain during the same period in 2013. The valuation has numerous inputs, however, these changes are driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the gain of $1,715 and the loss of $2,059 during the quarters ended September 30, 2013 and 2014, respectively. The resultant effective tax rate for the quarter ending September 30, 2013 was 8.6% and 279.8% for the quarter ending September 30, 2014.

Net income decreased from $2,071 to ($694) during the three months ended September 30, 2013 and September 30, 2014, respectively. The decrease of $2,765 includes a swing of $3,774 in the non-cash, non-operating change in value of the derivative liability, offset by our improved operating income of $1,944, plus an increase of $886 in income taxes.

Comparison of Nine Months Ended September 30, 2014 and 2013

During the nine months ended September 30, 2014, net sales increased by $73,911, from $370,288 to $444,199 or 20.0% from the same period in 2013.  This increase was due to increased sales in all regions except Canada, which experienced a $1,239 decrease, during the period ending September 30, 2014 as compared to the same period in 2013.

Gross profit increased by $3,766, to $20,971 during the nine months ended September 30, 2014 from $17,205 in the same period of 2013, representing a 21.9% increase. The dollar increase is primarily attributable to increased sales volume and a slight improvement in the margin percentage from freight savings.

Selling, general and administrative expenses during the nine months ended September 30, 2014 and 2013 increased by 2.3% which is primarily due to increased sales compensation.

During the nine months ended September 30, 2014, interest expense decreased by $180, to $3,223 from $3,403 for the same period in 2013 as a result of a lower interest rate environment during the period and reduced interest expense related to the reduction in our convertible debt. During the nine months ended September 30, 2014 and 2013, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,290 for the nine month period ended September 30, 2014 as compared to $1,324 for the nine month period ended September 30, 2013.

During the nine months ended September 30, 2014 income before other expenses increased from $3,441 in the same period of 2013, to $7,148 or 107.7%. This improvement is the result of increased sales, improved gross profit margins, lower interest expense and controlled selling, general and administrative expenses.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 has an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The mark to market of the derivative liability resulted in non-operating, non-cash losses driven primarily by an increase in the Company’s stock price during the period. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $2,239 during the period ended September 30, 2014, as compared to a $452 non-cash non-operating loss during the same period in 2013.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the loss of $2,239 during the nine month period ended September 30, 2014. The resultant effective tax rate for the nine months ended September 30, 2014 was 62.9%.

Net income decreased from $1,923 during the nine months ended September 30, 2013 to $1,760 during the nine months ended September 30, 2014. The decrease of $163 includes an increase in the loss on the derivative liability of $1,787, offset by improved operating income of $3,707, less an increase of $1,919 in income taxes.

Liquidity and Capital Resources

Overview

At September 30, 2014, we had cash of $4,663, net accounts receivable of $97,393, senior secured debt of $123,500, junior secured debt of $9,285, and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Nine Month Periods Ended September 30, 2014 and 2013

Net cash used in operating activities was $24,047 during the nine months ended September 30, 2014, as compared to net cash provided by operating activities of $3,842 during the same period in 2013. In the nine months ended September 30, 2014 cash used in operating activities resulted from increases in trade accounts receivable of $45,330, decreases in trade accounts payable of $10,751, offset by reduction in inventories of $18,947. We have continued to focus on decreasing inventory and improving inventory turns. However, at this point, we believe that we have likely reduced inventories to prudent levels relative to sales. We focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital.

Our days sales outstanding increased from 46 days in September 2013 to 59 days in September 2014 attributable to continued expansion of sales in Latin America, which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of September 30, 2014 was approximately 38 days of sales as compared to 53 days as of the same date in 2013. Our inventory turn rate, including materials in transit, was 4.9 times or 73 days on hand, as of September 30, 2014 as compared to 4.0 times or 90 days on hand as of September 30, 2013. The days payable outstanding was 22 days as of September 30, 2014, one day less than on September 30, 2013.

Cash flows provided by investing activities during the nine months ended September 30, 2014 and 2013, amounted to $2,481 and $2,500 respectively, which is primarily the monthly repayment by PT. Alumindo Light Metal Industry of the advance related to our supply agreement with PT. Alumindo Light Metal Industry.

Cash flows provided by financing activities during the nine months ended September 30, 2014, amounted to $23,815, as compared to cash flows used in financing activities of $7,233 during the same period in 2013.  During the first nine months of 2014, we funded the increase in accounts receivable of $45,330 with borrowings from our line of credit of $25,602 as well as a reduction in our inventory of $18,947. In addition, we acquired 3 additional common shares at a cost of $13 during the period ended September 30, 2014. We received proceeds of $15 for stock options exercised.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of September 30, 2014, the Company was in compliance with all covenants under this line of credit.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to.  As of September 30, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $213,835 and $174,605 (including approximately $90,335 and $71,105 of outstanding letters of credit).

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$10,106) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2014, the outstanding loan amounted to EUR 7,350 (US $9,285), as compared to EUR 3,217 (US $4,422) on December 31, 2013. As of September 30, 2014, Imbali was in compliance with all financial covenants.

In addition, we are a party to a mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage loan, which had an outstanding balance of $1,154 at September 30, 2014, requires monthly payments of approximately $21.6, including interest at LIBOR plus 1.75%, and matures in December 2014. Under the related interest rate swap, which has been designated as a cash flow hedge and remains effective through the maturity of the mortgage loan, we will pay a monthly fixed interest rate of 6.37% to the counterparty bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank will pay us a floating rate, namely, LIBOR, to reset monthly, plus 1.75% on the same notional principal amount.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors. On August 18, 2014, a note holder converted $1,000 of notes into common stock.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 254.90 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects 14 adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by

Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: November 14, 2014	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 333- 179245, filed January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.4	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, No. 333-179245, filed January 30, 2012)

10.1	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.2	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.3	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.4	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

10.5	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 25, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

*           Filed herewith.

- 25 -