Form 10-K
period 2014-12-31
EMPIRE RESOURCES INC /NEW/
filed 2015-03-31
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-12127

Empire Resources, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3136782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Parker Plaza Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 944-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the NASDAQ on such date, was approximately $18,664,933. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 23, 2015: 8,747,523

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers, PT. Alumindo Light Metal Industry and Hulamin Ltd., furnished approximately 37% of our products during 2014 as compared to 51% of our products during 2013. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

According to Mergent, Inc., the consumption of aluminum in the U.S. by market classification in 2013 broke down as follows: transportation – 36%; packaging – 23%; building – 14%; electrical – 9%; machinery – 8%; consumer durables – 7%; and others – 3%. The advantages of aluminum and lightweight steel are being recognized more generally by truck and engine manufacturers, as well as regulators, for example in the development of lightweight sealed fuel tanks for advanced hybrid vehicles. According to the international trade association Metal Service Center Institute, (“MSCI”) inventories of steel and aluminum products at metal service centers in North America were expected to grow in the second half of 2014. Further, MSCI expects that despite the economic slowdown in major markets, especially China, market conditions are expected to improve especially those in emerging and developing countries.

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

Within the semi-finished aluminum and steel products industry, we believe that we occupy a specialized niche as an alternative supplier with prices generally lower than those of our competitors. More specifically, our customers generally purchase semi-finished aluminum and steel products from several sources besides us, and our products generally comprise only a smaller percentage of the aluminum and steel products purchased by our customers. In addition, we offer customers visibility into the general wholesale metals’ marketplace that our larger competitors do not, since many of these competitors are vertically integrated, selling metal products they may have mined and manufactured, and do not provide the types of customer services we provide. We also offer our customers products from independent sources, which allow our customers to lessen their dependence on an increasingly concentrated domestic supply chain. We believe the fact that most of our customers find it important to retain us as an alternative supplier, coupled with our generally discounted prices and a high level of service, has shielded us from the potential negative impact of volatility in metal prices that affects our industry as a whole. When metal prices previously increased, our customers generally did not reduce their purchases from us, although they may have reduced such purchases from other suppliers. See Risk Factors “Our future operating results could be impacted by the volatility of the prices of metals, which could cause our results to be adversely affected” on page 11.

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

During 2014, approximately 67% and 33% of our revenues were derived from the sale of aluminum products and steel products, respectively.

Demand for our products is not generally seasonal.

Sales, Marketing and Customer Service

We sell our products primarily through our own marketing and sales personnel. In addition, we sell less than 10% of our products through independent sales agents. We currently utilize ten independent sales agents, three of whom are located in the United States.  These sales agents are compensated pursuant to individually negotiated terms, with exact compensation generally tied to a fixed rate and the amount of products they actually sell.

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

Customers

We serve more than 300 customers in diverse industries, such as distribution, transportation, automobile, housing, appliances and packaging. In the year ended December 31, 2014, our top ten customers represented approximately 34% of our total revenues, with no one customer accounting for 10% of total revenues. In 2013, our top ten customers represented approximately 37% of our total revenues, with no one customer accounting for 10% of total revenues. These ten customers included eight full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as two producers of various consumer and industrial products. Our customers are principally located throughout the Americas, Australia, New Zealand and Europe. Our U.S. customer base is not regional, and includes customers in 40 states with no significant geographic concentration in one state or region. During the year ended December 31, 2014, our revenues were attributable to the following countries and regions: U.S. - 60%; Canada – 8%; Australia/New Zealand – 7%; Latin America – 18%; and Europe – 7%.

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

We strive to maintain long-term relationships with our suppliers and to be a significant distributor for them. As a result, we are often able to obtain competitive pricing and to influence quality standards and delivery practices.  We continuously work with our existing suppliers and explore other sources to strengthen our position in the market.  Our principal suppliers are PT. Alumindo Light Metal Industries, Hulamin Ltd. and Elval Hellenic Aluminium. We have written agreements with PT. Alumindo Light Metal Industries and Hulamin Ltd., the material terms of which are summarized below:

PT. Alumindo Light Metal Industries. Our supply agreement with PT. Alumindo Light Metal Industries and its affiliates provides for the supply to us of a minimum of 5,000 metric tons of aluminum cold rolled coil per month, plus or minus 15% upon our written consent, to our specifications as set forth in our purchase orders. Under this supply agreement, the suppliers are also required to use their reasonable efforts to deliver to us an additional 500 metric tons of aluminum hot/cold rolled coil per month, plus or minus 15% upon our written consent. The suppliers’ obligations to third parties will at all times be subject to their ability to produce sufficient supply for us to meet the minimum quantities set forth above. The price of the product shall be determined at least 60 days prior to the quarter in which the product is to be manufactured. The suppliers must provide the products to us at the lowest price at which they offer the same products to any third party in North America in equal or smaller quantities, and they are required to immediately lower existing prices if a lower price is offered to any such third party. We are also a party to a pre-payment advance agreement with PT. Alumindo Light Metal Industries and its affiliates pursuant to which we advanced a total of $10 million to these suppliers in order to augment their manufacturing capabilities. The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $277,777.78. As of March 25, 2015 the payments are up to date and current. If we and the suppliers are unable to agree on a product price, the suppliers’ monthly re-payment obligation increases to $555,555.56 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. The supply agreement’s initial term will end on the date that the pre-payment advance has been fully repaid, but the supply agreement will automatically renew for additional one year terms unless terminated by mutual written consent or in writing by either party at least 60 days prior to the termination date of the then current term. We have the right to terminate the supply agreement upon certain events of default, including the suppliers’ breach of the agreement, failure to supply the product as specified in our purchase orders, becoming the subject of certain governmental demands, investigations or determinations involving illegal or trade-related acts, insolvency, bankruptcy or similar events, default under any loan or indebtedness or material adverse change in financial or other condition, or ability to perform under the agreement. Upon the occurrence of an event of default, the pre-payment advance would become due and payable to us upon demand.

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

Government Regulation

As our products are typically imported, we are subject to governmental regulations governing imports, in particular regulations governing the imposition of tariffs and antidumping and other duties. For 2014 and 2013, approximately 15% and 19%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”). There can be no assurance that any of our suppliers will continue to be eligible for such preferential tariff treatment as GSP expired on July 31, 2013, and to date it has not been renewed prospectively or renewed retroactively. Imports from such suppliers may be subjected to a tariff instead of the duty-free treatment and to the extent that these increased costs could not be passed on to our customers, our profit margins could suffer.

The products we import could also be subject to antidumping or other increased duties. For example, under U.S. law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the U.S. at less than fair value. Second, the International Trade Commission must determine that the U.S. industry is materially injured or threatened with material injury by reason of the imports. The International Trade Commission’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The International Trade Commission is required to analyze the volume of imports, the effect of imports on U.S. prices for like merchandise, and the effects the imports have on U.S. producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity. Should such a determination be made, in the U.S. or in any of the countries in which we operate , we could subject to additional costs imposed on the affected imports.

Employees

As of December 31, 2014, we had approximately 60 employees. We also have independent sales representatives located in the U.S. and in Europe. None of our employees is represented under a collective bargaining agreement.

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

Our two largest suppliers in 2014 were PT. Alumindo Light Metal Industry and Hulamin Ltd., from whom we purchased approximately 37% of our products. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, natural disasters, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business.

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

Our sales are highly concentrated among a few customers. During the period ended December 31, 2014 and 2013, 34% and 37%, respectively, of our revenues were derived from sales to ten customers. During 2014 and 2013, no one customer accounted for 10% or more of our sales. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to finance our future and in-process growth initiatives through borrowings under our $275 million secured, asset-based credit facility. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seek to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us, and these transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

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

During 2014 and 2013, approximately 15% and 19%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”). GSP expired on July 31, 2013, and there is no guarantee that it will be renewed or renewed retroactively, or that it will not be amended.  If preferential tariff treatment of any of our suppliers that are currently eligible for such treatment under AGOA becomes unavailable, then imports from such supplier may be subjected to a tariff instead of the duty-free treatment those imports now enjoy.  To the extent that these increased costs could not be passed on to our customers, our profit margins could suffer. In fact, one of our suppliers, PT. Alumindo Light Metal Industry, exceeded the quota of imports permitted under the GSP statute during 2011, and triggered the Competitive Needs Limit of the GSP program. As a result, imports from PT. Alumindo Light Metal Industry are subject to a 3% duty as of July 1, 2012. This increase in duty rate, along with other duty increases imposed on our other suppliers, could adversely affect our profit margins to the extent these increased costs cannot be passed on to our customers, resulting in a material adverse effect on our business, financial condition and results of operations.

Antidumping and other duties could be imposed on us, our suppliers and our products.

The imposition of an antidumping or other increased duty on any products that we import in any of our markets, could have a material adverse effect on our financial condition. For example, under U.S. law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the U.S. at less than fair value. Second, the International Trade Commission must determine that the U.S. industry is materially injured or threatened with material injury by reason of the imports. The International Trade Commission’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The International Trade Commission is required to analyze the volume of imports, the effect of imports on U.S. prices for like merchandise, and the effects the imports have on U.S. producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.

General global economic, credit and capital market conditions have had and could continue to have an adverse impact on our business, operating results and financial condition.

We are susceptible to macroeconomic downturns in the U.S. and abroad which have had, and in the future may continue to have, an adverse effect on demand for our products and our customers’ ability to pay for the products ordered and consequently impact our operating results, financial condition and cash flows. Future negative economic conditions, could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue.

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

The principal markets that we serve are highly competitive. Competition is based principally on price, service, quality, processing capabilities, inventory availability and timely delivery. Many of our competitors are significantly larger than us, and many have captive sources of supply and significantly greater access to capital and other resources or may choose to sell products below market pricing or below their own costs. Increased competition could lower our margins or reduce our market share and have a material adverse effect on our financial performance. Additionally, if our sources of supply were interrupted, our competitors could be in a position to capture our customers.

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

Substantially all of the products we distribute require transportation, either through ocean vessels, rail or trucks. Increasing freight rates may materially adversely affect our profit margin and lack of cargo space may affect our ability to deliver products in a timely manner. Further, labor disruptions affecting ports or any of the means of transportation and handling we use to deliver our products may have an adverse effect on our margins and overall competitive position.

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

As of March 23, 2015, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 45.5% of our outstanding common stock (42.3% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 5%. In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) 18% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 2,833,153 shares of common stock issuable at December 31, 2014 upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

In addition, 400,000 shares are issuable upon exercise of options. If any options are exercised, the shares issued upon exercise will be restricted, but may be sold under Rule 144 after the applicable holding period has been satisfied and the satisfaction of certain other conditions.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Fort Lee, New Jersey, where we lease office space pursuant to a lease expiring in April 2015. The lease provides for a minimum annual rental payment of $284,000, plus escalations. We have entered into a new ten year lease effective May 2015 for the new corporate headquarters also located in Fort Lee, New Jersey, which provides for a minimum annual rental payment of $313,000.

We own a 120,000 square foot distribution and warehouse facility at 6900 Quad Avenue, Baltimore, Maryland.

We believe that our facilities both owned and the public warehouses we utilize are adequate to meet our current and proposed needs.

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

As of March 23, 2015, there were 30 record holders of our common stock.

	2014		2013
	High	Low	High	Low
First Quarter	$5.15	$3.35	$5.35	$2.91
Second Quarter	$4.34	$3.81	$5.25	$4.06
Third Quarter	$6.23	$4.14	$5.15	$3.48
Fourth Quarter	$5.42	$4.51	$3.95	$3.24

During 2014 our board of directors declared dividends on our common stock approximately on a quarterly basis. The board of directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities.

On December 12, 2014 our Board of Directors announced a regular cash dividend of $0.025 and a special dividend of $0.025 to stockholders of record at the close of business on December 31, 2014. The dividend totaling $449 was paid on January 14, 2015. On September 19, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on September 30, 2014. The dividend totaling $224 was paid on October 15, 2014. On June 18, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 7, 2014. The dividend totaling $217 was paid on July 18, 2014. On March 25, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 7, 2014. The dividend, totaling $217, was paid on April 14, 2014.

The board of directors intends to review the Company’s dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

The following table shows our common stock repurchases for the quarter ended December 31, 2014 (all numbers in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	-	$-	-	-
November 1, 2014 - November 30, 2014	13	$4.98	13	719
December 1, 2014 - December 31, 2014	57	$4.78	57	662
Total	70	$4.81	70	662

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014 the Board of Directors authorized a change in the maximum per share price from $3.50 to $5.00 per share. As of December 31, 2014, approximately 1.388 million of the 2 million shares authorized have been repurchased.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 37% of our products during 2014 as compared to 51% of our products during 2013. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of December 31, 2014, we had $89,693 in trade receivables, after an allowance for doubtful accounts of $562. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Fiscal Years Ended December 31, 2014 and 2013 (in thousands, except per share amounts)

During 2014, net sales increased by $99,596, from $482,683 to $582,279, or an increase of 20.6% from the same period in 2013.  This increase was due to increased sales in all regions except for Canada, with the majority of the increase derived from the United States, Latin America and Europe. Worldwide sales in both aluminum and steel increased in 2014 as compared to 2013 with aluminum sales increasing 5.5% and steel sales increasing 70.4%.

Gross profit increased by $4,763, from $21,739 to $26,502 from 2013 to 2014, or 21.9% which was primarily the result of our increased sales volumes.

Selling, general and administrative expenses increased 3.2% or $423, from $13,392 during the year ended December 31, 2013, to $13,815 for the year ended December 31, 2014 which are attributable to increased payroll costs and software consulting.

During 2014, interest expense decreased by $163 from $4,514 to $4,351 for the same period in 2013.  The decrease is due to financial discounts on early vendor payments, lower amortization of debt discount and reduced interest on subordinated notes payable. During the twelve months ended December 31, 2014 and 2013, the interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,644 and $1,766 respectively.

Net income increased by $1,338 to $3,734 for the year ended December 31, 2014 from $2,396 during the same period in 2013, which is attributable to the increase in sales.

Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At December 31, 2014, we had cash of $1,130, net accounts receivable of $89,693, total senior secured debt of $192,800 and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with any future expansion of our operations.

Comparison of Periods Ended December 31, 2014 and 2013

Net cash used in operating activities was $94,658 during the period ended December 31, 2014 as compared to cash provided by operating activities of $13,368 during the same period in 2013. Cash used in operating activities during the period ended December 31, 2014 was primarily due to increased inventory, and increased trade accounts receivable. Inventory levels increased by $53,304 from December 31, 2013, as a result of a delay of scheduled deliveries during the third quarter of 2014, combined with on-time deliveries from several of our mills during the fourth quarter of 2014. Accounts receivable increased $37,867 as a result of increased sales to Latin America where market sales terms have longer cycles, as well as increased sales in North America.

During 2014, our inventory turn rate of 3.0 times (or 4.0 months on hand) declined, from our 2013 annual rate of about 3.5 times (or 3.5 months on hand). The days’ payable outstanding decreased from 35 days at December 31, 2013 to 25 days at December 31, 2014. We continue to focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. However, as of December 31, 2014, our days’ sales outstanding rate increased to 55 days from 39 days as of December 31, 2013, primarily as a result of increased sales in Latin America.

Cash flows provided by investing activities during the year ended December 31, 2014 and December 31, 2013 were primarily the repayment by PT. Alumindo Light Metal Industry and its affiliates of $3,333 related to our supply agreement.

Cash flows provided by financing activities during the year ended December 31, 2014 amounted to $90,484, as compared to cash flows used in financing activities of $17,300 during the same period in 2013. Cash provided by and used in financing activities were primarily proceeds and repayments of bank debt. During 2014 and 2013, we paid dividends to our stockholders of $872 and $644, respectively.

As of December 31, 2014, our lines of credit totaled $275,000. Our credit agreement allows additional increases in the line of credit of up to $25,000, subject to certain restrictions. Our direct borrowings amounted to $192,800 and letters of credit amounted to $36,586, leaving an availability of approximately $45,614 on our line of credit, or approximately 17% as of December 31, 2014. The letters of credit will expire on or before April 30, 2015.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($9,679) commitment for loans and documentary letters of credit as of December 31, 2014. As of December 31, 2014 Imbali had borrowings of EUR 6,850 ($8,288) under this line of credit.

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

On June 19, 2014 we entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, we amended and increased this working capital credit agreement by $50 million increasing our overall line of credit to $275 million. The amended committed credit agreement has been increased by $35 million to $185 million, and the uncommitted credit facility, increased by $15 million to $90 million. There are no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional increase available under the term of these agreements is $25,000, subject to certain restrictions and conditions. Our borrowings under this line of credit are secured by substantially all of our assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets. The Company is in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to.  As of December 31, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $229,386 and $174,605 (including approximately $36,586 and $71,105 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali Metals BVBA, (“Imbali”) operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($9,679) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivable and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2014, Imbali had borrowings of EUR 6,850($8,288) under this line of credit bearing interest at EURIBOR plus 1.75%, and was in compliance with all financial covenants. As of December 31, 2013, Imbali had borrowings of EUR 3,217($4,422) under this line of credit, bearing interest at EURIBOR plus 1.75%, and was in compliance with all financial covenants.

In addition, we were a party to a ten year mortgage and an interest rate swap that we entered into in 2004 in connection with the purchase of our Baltimore warehouse. The mortgage matured and the interest rate swap expired in December 2014.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2014 there were $11,000 notes outstanding which are currently convertible at the option of the holders into shares of common stock at a conversion rate of 257.56 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects fifteen adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Empire Resources, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 31, 2015

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,130	$2,477
Trade accounts receivable (less allowance for doubtful accounts of $562 and $562)	89,693	52,696
Inventories	192,064	139,752
Deferred tax assets	3,911	3,217
Advance to supplier, net of imputed interest of $66 and $176	3,277	3,147
Other current assets, including derivatives	18,605	6,081
Total current assets	308,680	207,370
Advance to supplier, net of imputed interest of $- and $56, and net of current maturities	-	3,287
Preferential supply agreement, net	321	641
Long-term financing costs, net of amortization	1,024	358
Property and equipment, net	4,258	3,949
Deferred tax assets	-	215
Total assets	$314,283	$215,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$201,088	$107,922
Current maturities of mortgage payable	-	1,290
Trade accounts payable	42,626	44,058
Income taxes payable	4,190	2,042
Accrued expenses and derivative liabilities	4,137	2,844
Dividends payable	449	215
Total current liabilities	252,490	158,371

Subordinated convertible debt net of unamortized discount of $803 and $1,368 respectively	10,197	10,632
Derivative liability for embedded conversion option	2,734	2,048
Deferred taxes payable	51	-
Total Liabilities	265,472	171,051

Commitments (Note R)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2014 and December 31, 2013	117	117
Additional paid-in capital	13,678	11,937
Retained earnings	40,805	38,178
Accumulated other comprehensive (loss)/income	(334)	51
Treasury stock, 2,843,717 and 3,177,708 shares at December 31, 2014 and December 31, 2013, respectively	(5,455)	(5,514)
Total stockholders' equity	48,811	44,769
Total liabilities and stockholders' equity	$314,283	$215,820

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except per share amounts)

	Year Ended December 31,
	2014	2013
Net sales	$582,279	$482,683
Cost of goods sold	555,777	460,944
Gross profit	26,502	21,739
Selling, general and administrative expenses	13,815	13,392
Operating income	12,687	8,347
Interest expense, net	4,351	4,514
Income before other expenses	8,336	3,833
Other expenses
Change in value of derivative liability	(1,113)	(52)
Loss related to extinguishment of debt converted into common stock	(164)	-
Income before income taxes	7,059	3,781
Income taxes	3,325	1,385
Net income	$3,734	$2,396
Weighted average shares outstanding:
Basic	8,768	8,583
Diluted	9,030	8,852
Earnings per share:
Basic	$0.43	$0.28
Diluted	$0.41	$0.27

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013
Net income	$3,734	$2,396
Other comprehensive (loss)/income before tax
Foreign currency translation adjustments	(418)	132
Decrease in value of interest rate swap liability	53	57
Reclassification loss on sale of marketable securities	-	32
Other comprehensive (loss)/income before tax	(365)	221
Income tax related to components of other comprehensive (loss)/income	(20)	(34)
Other comprehensive (loss)/income, net of tax	(385)	187
Comprehensive income	$3,349	$2,583

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows - operating activities:
Net income	$3,734	$2,396
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	598	697
Change in value of derivative liability	1,113	52
Loss related to extinguishment of debt converted into common stock	164	-
Amortization of convertible note discount	481	566
Imputed interest on vendor advance	(177)	(293)
Provision for doubtful accounts	31	33
Amortization of supply agreement	321	321
Deferred income taxes	(448)	(356)
Foreign exchange loss/(gain) and other	455	(29)
Loss on sale of marketable securities	-	31
Stock-based compensation	630	-
Changes in:
Trade accounts receivable	(37,867)	981
Inventories	(53,304)	5,969
Other current assets	(12,533)	(2,121)
Trade accounts payable	(1,421)	8,008
Income taxes payable	2,156	(994)
Accrued expenses and derivative liabilities	1,409	(1,893)
Net cash (used in)/provided by operating activities	(94,658)	13,368
Cash flows - investing activities:
Repayment related to supply agreement	3,333	3,333
Net proceeds from sale of marketable securities	-	6
Purchases of property and equipment	(430)	(95)
Net cash provided by investing activities	2,903	3,244
Cash flows - financing activities:
Proceeds from/(repayment of) notes payable – banks	94,126	(16,361)
Repayments - mortgage payable	(1,290)	(171)
Deferred financing costs	(1,143)	(60)
Dividends paid	(872)	(644)
Proceeds from stock options exercised	15	-
Treasury stock purchased	(352)	(64)
Net cash provided by/(used in) financing activities	90,484	(17,300)
Net decrease in cash	(1,271)	(688)
Effect of exchange rate	(76)	29
Cash at beginning of period	2,477	3,136
Cash at end of the period	$1,130	$2,477
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,520	$3,739
Income taxes	$3,388	$2,553
Non cash financing activities:
Dividend declared but not yet paid	$449	$215
Treasury stock issued on conversion of subordinated debt	$1,507	-

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	11,750	$117	$11,937	$36,641	$(136)	$(5,450)	$43,109
Treasury stock acquired						(64)	(64)
Net change in cumulative translation adjustment					132		132
Decrease in value of interest rate swap liability, net of deferred tax of $21					35		35
Reclassification on loss of sale of marketable securities, net of deferred tax of $12					20		20
Dividends declared ($0.10 per share)				(859)			(859)
Net income				2,396			2,396
Balance at December 31, 2013	11,750	$117	$11,937	$38,178	$51	$(5,514)	$44,769
Treasury stock acquired						(352)	(352)
Treasury stock issued on conversion of subordinated debt			1,256			251	1,507
Stock based compensation			475			155	630
Stock options exercised			10			5	15
Net change in cumulative translation adjustment					(418)		(418)
Decrease in value of interest rate swap liability, net of deferred tax of $19					33		33
Dividends declared ($0.125 per share)				(1,107)			(1,107)
Net income				3,734			3,734
Balance at December 31, 2014	11,750	$117	$13,678	$40,805	$(334)	$(5,455)	$48,811

See notes to consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note A – Business

Empire Resources, Inc. (“the Company”) is engaged principally in the purchase, sale and distribution of value added semi-finished aluminum and steel products to a diverse customer base located throughout the Americas, Australia, Europe and New Zealand. The Company sells its products through its own marketing and sales personnel and through independent sales agents located in the U.S., Australia and Europe who receive commissions on sales. The Company purchases from several suppliers located throughout the world (see Note B [14]).

Note B - Summary of Significant Accounting Policies

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of the warehouse facility in Baltimore, Maryland, Empire Resources de Mexico, the Company’s subsidiary in Mexico, and Imbali Metals BVBA, the Company’s operating subsidiary in Europe. All intercompany balances and transactions have been eliminated on consolidation.

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

The functional currency of Empire Resources Pacific Ltd., a wholly-owned domestic subsidiary which acts as a sales agent in Australia and New Zealand, is the Australian dollar. The Company also has a wholly owned foreign subsidiary incorporated in Belgium which sells semi-finished metal products in Europe. The functional currency of this subsidiary is the Euro. Cumulative translation adjustments, which are charged or credited to accumulated other comprehensive income, arise from translation of functional currency amounts into U.S. dollars.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Major categories of assets and liabilities measured at fair value at December 31, 2014 and 2013 are classified as follows:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$165,586			$106,903
Aluminum futures contracts	9,769			1,047
Foreign currency forward contracts	1,337			316
Liabilities:
Interest rate swap contracts		$-			$52
Embedded conversion option			$2,734			$2,048

[13]	Use of estimates:

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

No customer accounted for sales in excess of 10% during 2014 or 2013.

The Company’s purchase of metal products is from several suppliers located throughout the world. Two suppliers, PT. Alumindo and Hulamin Ltd, accounted for 37% of total purchases for the year ended December 31, 2014 as compared to 51% of total purchases during the year ended December 31, 2013. The Company’s loss of any of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

Note C – Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of December 31, 2014 and 2013 because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at December 31, 2014 and $12,000 at December 31, 2013, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The carrying amount of the advance to supplier approximates its fair value at December 31, 2014 and 2013. Fair value of financial instruments are based on level 2 inputs. Derivative financial instruments are carried at fair value (see Note B [12]).

Note D – Property and Equipment

Property and equipment are summarized as follows:

	December 31,
	2014	2013	Estimated Useful Life
Cost:
Land	$1,180	$1,180
Buildings and improvements	3,551	3,165	10 and 40 years
Other equipment	1,508	1,464	3 to 5 years
	6,239	5,809
Less: Accumulated depreciation	1,981	1,860
Net Book Value	$4,258	$3,949

Depreciation expense was $121 and $130 for the years ended December 31, 2014 and 2013, respectively.

Note E – Derivative Financial Instruments and Risk Management

The Company uses derivative financial instruments designated as fair value hedges to manage its exposure to commodity price risk and foreign currency exchange risk inherent in its operations. It is the Company’s policy to hedge such risks to the extent practicable. The Company enters into high-grade aluminum futures contracts to limit its gross margin exposure by hedging the metal content element of firmly committed purchase and sales commitments. The Company also enters into foreign exchange forward contracts to hedge its exposure related to commitments to buy and sell its products denominated in international currencies, primarily the Australian dollar.

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value at December 31, 2014 and 2013 are as follows:

Derivatives designated		December 31,	December 31,
as fair value hedges	Balance Sheet Location	2014	2013
Asset derivatives:
Aluminum futures contracts	Other current assets	$9,769	1,047
Foreign currency forward contracts	Other current assets	1,337	316
Total		$11,106	$1,363

For the years ended December 31, 2014, and 2013, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

As discussed in Note G, the Company entered into an interest rate swap to convert a mortgage from a variable rate to a fixed rate obligation. This swap was designated as a cash flow hedge and the Company’s unrealized liabilities relating to the swap measured at fair value at December 31, 2014 and December 31, 2013 as follows:

Derivatives designated		December 31,	December 31,
as cash flow hedges	Balance Sheet Location	2014	2013
Liability derivatives:
Interest rate swap contracts	Accrued expenses and derivative liabilities	$-	$52

A corresponding debit, net of deferred taxes, is reflected in accumulated other comprehensive loss in the accompanying balance sheet (see Note L).

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Year Ended December 31,
relationships		(Loss) Recognized	2014	2013
Foreign currency forward contracts	(a)	Cost of goods sold	$168	$(13)
Interest rate swaps	(b)	Interest expense, net	(52)	(56)
Aluminum futures	(c)	Cost of goods sold	(3,272)	6,975
Total			$(3,156)	$6,906

(a)         Fair value hedge: the related hedged item is accounts receivable and accounts payable denominated in foreign currency and offsetting losses in 2014 and gains in 2013, in the same respective amounts are included in cost of goods sold.

(b)         Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss in 2014 and 2013.

(c)         Fair value hedge: the related hedged item is inventory and offsetting gains in 2014 and losses in 2013, in the same respective amounts are included in cost of goods sold in 2014 and 2013.

Note F – Accrued expenses and derivative liabilities

Accrued expenses and derivative liabilities consist of the following:

	December 31,
	2014	2013
Accrued expenses	$4,110	$2,792
Derivative liabilities	-	52
	$4,110	$2,844

Note G – Mortgage Payable

In December 2004, the Company entered into a mortgage in connection with the purchase of a warehouse. The mortgage required monthly payments of approximately $21.6 including interest, at LIBOR + 1.75% and matured in December 2014.

In connection with the mortgage, the Company entered into an interest rate swap with a bank which was designated as a cash flow hedge. Effective 2004 through December 29, 2014, the Company paid a fixed interest rate of 6.37% to the bank on a notional principal equal to the outstanding principal balance of the mortgage. In return, the bank paid the Company a floating rate, namely, LIBOR, to reset monthly plus 1.75% on the same notional principal amount. This interest rate swap expired in December 2014.

Note H - Notes Payable

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

On June 19, 2014 we entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, we amended and increased this working capital credit agreement by $50 million increasing our overall line of credit to $275 million. The amended committed credit agreement has been increased by $35 million to $185 million, and the uncommitted credit facility, increased by $15 million to $90 million. There are no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional increase available under the term of these agreements is $25,000, subject to certain restrictions and conditions. Our borrowings under this line of credit are secured by substantially all of our assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets. The Company is in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to.  As of December 31, 2014 and December 31, 2013, the credit utilized amounted to, respectively, $229,386 and $174,605 (including approximately $36,586 and $71,105 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali Metals BVBA, (“Imbali”) operates under a line of credit with ING Belgium S.A./N.V., with a EUR 8,000 ($9,679) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivable and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2014, Imbali had borrowings of EUR 6,850($8,288) under this line of credit bearing interest at EURIBOR plus 1.75%, and was in compliance with all financial covenants. As of December 31, 2013, Imbali had borrowings of EUR 3,217($4,422) under this line of credit, bearing interest at EURIBOR plus 1.75%, and was in compliance with all financial covenants.

Note I – Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes (the “Notes”) Due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2014, the notes are convertible at the option of the holders into shares of common stock at a conversion price of 257.56 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.88 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  As of December 31, 2013, the notes were convertible at the option of the holders into shares of common stock at a conversion price of 250.62 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.99 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions. The conversion price at December 31, 2014 reflects fifteen adjustments for dividends declared on common stock subsequent to the issuance of the notes through such date.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The note contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

On August 18, 2014, a note holder converted $1,000 principal amount of notes into 254 shares of common stock, having a fair value on such date of $1,507. The carrying value of the note converted was $916, and the carrying value of the related embedded conversion option was $427 resulting in a loss on extinguishment of the debt of $164.

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

Interest at the rate of 3.69%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962, has been ascribed to the preferential supply agreement.  Imputed interest income is being recognized over the term of the advance by use of the interest method and amounted to $177 and $293 during 2014 and 2013 respectively, and is included in interest expense, net. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began.  Amortization expense for each of the years 2014 and 2013 amounted to $321.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock market price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the years ended December 31, 2014 and December 31, 2013, the change in the fair value of the derivative liability resulted in a loss of $1,113 and $52, respectively, and amortization of the discount amounted to $481 and $565 in the years ended December 31, 2014 and 2013, respectively.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations at issuance and year end:

	December 31, 2014	December 31, 2013	June 3, 2011

Equity value	$41,738	$30,708	$36,811
Volatility	35%	45%	70%
Risk free return	0.67%	0.38%	1.60%
Dividend yield	2.15%	2.79%	2.51%
Strike price	$3.88	$3.99	$4.65

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

The following is a summary of stock option activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual term (years)	Aggregate Intrinsic Value

Options outstanding and exercisable at December 31, 2012	414,000	$1.53	7.48	$532,060
Options canceled	(4,000)	$1.87
Options outstanding and exercisable at December 31, 2013	410,000	$1.52	5.55	$843,800
Options canceled	(6,000)	$3.64
Options exercised	(4,000)	$3.64
Options outstanding and exercisable at December 31, 2014	400,000	$1.48	4.73	$1,257,960
Options available for grant under 2006 Plan at December 31, 2014	421,000

During 2014 and 2013, there were no stock option grants. As of December 31, 2014 and 2013, there was no unrecognized compensation expense, as all options had vested by December 31, 2009.

Note K - Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2014, the Company repurchased a total of 1,338 shares under the repurchase program for an aggregate cost of $3,638. During the year ended December 31, 2014, the Company purchased 74 common shares at a cost of $352. In January 2014 and August 2014, the Company issued a total of 150 common shares out of treasury stock to a non-executive employee as part of a compensation arrangement and in August 2014 issued 254 common shares out of treasury stock on conversion of debt. In addition, in June 2014 the Company issued 4 shares out of treasury stock in connection with the exercise of stock options by employees.

During 2013, the Company purchased 19 common shares under the program at a cost of $64.

Note L – Accumulated other comprehensive income/(Loss)

Changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2014 and December 31, 2013, on an after tax basis is as follows:

Year ended December 31, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$84	$(33)	-	$51
Other comprehensive (loss) before reclassification	(418)			(418)
Loss reclassified to operations	-	33 (a)	-	33
Net current period other comprehensive (loss)/ income	(418)	33	-	(385)
Ending balance	$(334)	$-	$-	$(334)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$52
Income taxes		(19)
Net of tax		$33

Year ended December 31, 2013	Foreign Currency Translation	Interest Rate Swap Contract	Available for Sale Marketable Securities	Total
Beginning balance	$(48)	$(68)	$(20)	$(136)
Other comprehensive income before reclassification	132	-	-	132
Loss reclassified to operations	-	35 (a)	20	55
Net current period other comprehensive income	132	35	20	187
Ending balance	$84	$(33)	$-	$51
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$56	$32
Income taxes		(21)	(12)
Net of tax		$35	$20

Note M - Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2014	2013
U.S.	$5,837	$3,575
Foreign	1,222	206
	$7,059	$3,781

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2014	2013
Current
U.S. Federal	$3,039	$1,400
State and local	416	288
Foreign	318	53
	3,773	1,741
Deferred
U.S. Federal	(399)	(289)
State and local	(49)	(67)
Foreign	-	-
	(448)	(356)
	$3,325	$1,385

The U.S. statutory rate can be reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2014	2013
Provision for taxes at statutory rate of 34%	$2,400	$1,286
State and local taxes, net of federal tax effect	242	157
Permanent differences	854	46
Reversal of overaccrual of prior year unrecognized tax benefits	(79)	(81)
Other	(92)	(23)
	$3,325	$1,385

Deferred tax assets and liabilities are composed of the following:

	December 31,
	2014	2013
Deferred current tax assets
Allowance for doubtful accounts	$215	$215
Accrued expenses	72	73
Inventories	3,544	2,829
Stock Options	80	80
Derivative contracts	0	20
Net deferred current tax assets	3,911	3,217
Deferred long-term tax assets
Derivative liability for embedded conversion option	306	781
	306	781
Deferred long-term tax liabilities
Property and Equipment	(51)	(45)
Unamortized debt discount	(306)	(521)
	(357)	(566)
Net deferred long-term tax assets /(liabilities)	(51)	215
Net deferred tax assets	$3,860	$3,432

Foreign income and related foreign income taxes primarily relates to the Company’s subsidiary companies Imbali, its Belgian subsidiary and Empire Resources de Mexico. For US income tax purposes, the Company has elected to treat Imbali as a disregarded entity and include its taxable income in the Company’s consolidated federal income tax return and separate state income tax returns. Empire Resources de Mexico is taxed as a corporation in Mexico. Due to U.S. tax rules dealing with constructive repatriation of earnings, such earnings are also currently included in the Company’s consolidated federal income tax return and separate state income tax return. Federal income taxes attributable to the subsidiaries taxable income are offset by tax credits for foreign taxes paid by the subsidiaries. Undistributed earnings of Imbali amounted to approximately $3,531 while those of Empire Resources de Mexico were approximately $506 at December 31, 2014. Upon distribution of Imbali’s earnings in the form of dividends, the Company would be required to pay Belgian withholding tax at the rate of 5%. As the Company intends to indefinitely reinvest such earnings, no provision for such withholding tax has been provided. Mexico does not have a withholding tax on dividends paid from Mexican corporations. For federal income tax purposes, foreign tax credits would be available to the Company for the withholding tax, subject to limitations.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

		2014	2013
Balance at January 1		$249	$329
Reductions from settlements		0	(81)
Reductions from lapse of statute of limitations		(69)	0
Settlements		0	(294)
Net (decrease)/increase for tax positions of prior years		(10)	295
Balance at December 31	(a)	$170	$249

(a)Liability included in income taxes payable in the consolidated balance sheets.

The total amount of unrecognized tax benefits at December 31, 2014 and 2013 would impact the Company’s effective tax rate, if recognized. During 2014 the Company reversed $79 of the liability principally due to the expiration of the statute of limitations and reduced income tax expense. During 2013, upon settlement of a tax assessment with the State of California covering the years 2007 through 2012, the Company reversed $81 of the liability for unrecognized tax benefits and reduced income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company reversed approximately $41 and $148 of accrued interest related to unrecognized tax benefits in the years ended December 31, 2014 and 2013 as the result of the reduction in unrecognized benefits and the California settlement, respectively. Interest related to unrecognized tax benefits accrued in the Company’s balance sheet at December 31, 2014 and 2013 amounted to approximately $66 and $107, respectively.

The Company files a consolidated federal income tax return and also files income tax returns in various state jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years before 2011.

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

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $75 in 2014 and $82 in 2013.

Note O – Per Share Data

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013
Numerator:
Net income	$3,734	$2,396
Numerator for diluted earnings per share	$3,734	$2,396
Denominator:
Weighted average shares outstanding-basic	8,768	8,583
Dilutive effect of convertible subordinated debt
Dilutive effect of stock options	262	269
Weighted average shares outstanding-diluted	9,030	8,852
Basic Earnings per Share	$0.43	$0.28
Diluted Earnings per Share	$0.41	$0.27

In computing diluted earnings per share for the years ended December 31, 2014 and 2013, no effect has been given to the 2,833 and 3,007 common shares issuable upon conversion of subordinated debt as the effect is anti-dilutive.

Note P – Dividends

On December 12, 2014 our Board of Directors announced a regular cash dividend of $0.025 and a special dividend of $0.025 to stockholders of record at the close of business on December 31, 2014. The dividend totaling $449 was paid on January 14, 2015. On September 19, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on September 30, 2014. The dividend totaling $224 was paid on October 15, 2014. On June 18, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 7, 2014. The dividend totaling $217 was paid on July 18, 2014. On March 25, 2014, our Board of Directors announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 7, 2014. The dividend, totaling $217, was paid on April 14, 2014.

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

Note Q – Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of non-ferrous and ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows:

	Year Ended December 31,
	2014	2013
United States	$350,510	$311,127
Latin America	103,294	66,126
Canada	46,048	48,394
Australia & New Zealand	42,750	38,698
Europe	39,677	18,338
	$582,279	$482,683

Note R - Commitments and Contingencies

[1]	Lease:

The Company currently leases office facilities under a lease expiring April 30, 2015. On November 20, 2014 the Company entered into a new ten year lease for its corporate headquarters effective May 2015. The minimum non-cancelable scheduled rentals under this lease are as follows:

Year Ending December 31,
2015	313
2016	321
2017	328
2018	336
2019	343
Thereafter	1829
$3,470

Rent expense for the years ended December 31, 2014 and 2013 was $306 and $302, respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2014, amounted to approximately $36,586 all of which expire prior to April 30, 2015. Outstanding letters of credit at December 31, 2013 amounted to approximately $71,105.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of report:

1.	Financial Statements

The following financial statements are included herein:

•	Report of EisnerAmper LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2014 and 2013
•	Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: March 31, 2015	By:	/s/ Nathan Kahn
Nathan Kahn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2015
Nathan Kahn

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	March 31, 2015
Sandra Kahn

/s/ William Spier	Chairman of the Board of Directors	March 31, 2015
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	March 31, 2015
Harvey Wrubel

/s/ Jack Bendheim	Director	March 31, 2015
Jack Bendheim

/s/ Peter G. Howard	Director	March 31, 2015
Peter G. Howard

/s/ Douglas Kass	Director	March 31, 2015
Douglas Kass

/s/ Nathan Mazurek	Director	March 31, 2015
Nathan Mazurek

/s/ Morris Smith	Director	March 31, 2015
Morris Smith

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.1	Form of Convertible Notes Purchase Agreement, dated June 3, 2011, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.2	Amendment No. 1 to Convertible Notes Purchase Agreement, dated March 29, 2012, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2012)

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

10.12	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.13	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.14	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.15	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.16	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.17	Increase Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Committed Banks, and each of the Committed Banks signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.18	First Amendment to the Uncommitted Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks, and each of the Uncommitted Banks signatory thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

23.1*	Consent of Eisner Amper LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii)Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v)Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

- 49 -