Form 10-Q
period 2015-03-31
EMPIRE RESOURCES INC /NEW/
filed 2015-05-15
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 12, 2015: 8,694,678

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	March 31, 2015 Unaudited	December 31, 2014
ASSETS
Current assets:
Cash	$4,652	$1,130
Trade accounts receivable (less allowance for doubtful accounts of $536 and $562)	108,094	89,693
Inventories	186,753	192,064
Deferred tax assets	3,901	3,911
Advance to supplier, net of imputed interest of $31 and $66	2,469	3,277
Other current assets, including derivatives	13,640	18,605
Total current assets	319,509	308,680
Preferential supply agreement, net	240	321
Long-term financing costs, net of amortization	915	1,024
Property and equipment, net	4,335	4,258
Total assets	$324,999	$314,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable – banks	$222,331	$201,088
Trade accounts payable	31,389	42,626
Income taxes payable	4,898	4,190
Accrued expenses and derivative liabilities	4,859	4,137
Dividends payable	218	449
Total current liabilities	263,695	252,490

Subordinated convertible debt net of unamortized discount of $605 and $803 respectively	10,395	10,197
Derivative liability for embedded conversion option	1,738	2,734
Deferred taxes payable	49	51
Total liabilities	275,877	265,472

Commitments (Note 19)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2015 and December 31, 2014	117	117
Additional paid-in capital	13,678	13,678
Retained earnings	42,242	40,805
Accumulated other comprehensive loss	(719)	(334)
Treasury stock, 3,007,528 and 2,843,717 shares at March 31, 2015 and December 31, 2014, respectively	(6,196)	(5,455)
Total stockholders' equity	49,122	48,811
Total liabilities and stockholders' equity	$324,999	$314,283

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(In thousands except per share amounts)

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited
		See Note 20
Net sales	$168,253	$138,317
Cost of goods sold	161,077	131,830
Gross profit	7,176	6,487
Selling, general and administrative expenses	3,898	3,299
Operating income	3,278	3,188
Interest expense, net	1,675	1,091
Income before other expenses	1,603	2,097
Other expenses
Change in value of derivative liability	996	(429)
Income before income taxes	2,599	1,668
Income taxes	944	860
Net income	$1,655	$808
Weighted average shares outstanding:
Basic	8,807	8,629
Diluted	11,924	8,886
Earnings per share:
Basic	$0.19	$0.09
Diluted	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited
Net income	$1,655	$808
Other comprehensive (loss)/income before tax
Foreign currency translation adjustments	(385)	6
Decrease in value of interest rate swap liability	-	13
Other comprehensive (loss)/income before tax	(385)	19
Income tax related to components of other comprehensive (loss)/income		(5)
Other comprehensive (loss)/income, net of tax	(385)	14
Comprehensive income	$1,270	$822

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited
Cash flows - operating activities:
Net income	$1,655	$808
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	162	275
Change in value of derivative liability	(996)	429
Amortization of convertible note discount	197	141
Imputed interest on vendor advance	(26)	(55)
Amortization of supply agreement	80	80
Deferred income taxes	9	2
Foreign exchange loss/(gain) and other	460	(2)
Stock-based compensation	-	373
Changes in:
Trade accounts receivable	(19,269)	(25,743)
Inventories	4,409	22,124
Other current assets	4,959	769
Trade accounts payable	(11,217)	(13,776)
Income taxes payable	716	838
Accrued expenses and derivative liabilities	804	2,584
Net cash used in operating activities	(18,057)	(11,153)
Cash flows - investing activities:
Repayment related to supply agreement	833	833
Purchases of property and equipment	(116)	(11)
Net cash provided by investing activities	717	822
Cash flows - financing activities:
Proceeds from notes payable – banks	22,163	9,833
Repayments - mortgage payable	-	(44)
Deferred financing costs	(13)	-
Dividends paid	(449)	(215)
Treasury stock purchased	(741)	(13)
Net cash provided by financing activities	20,960	9,561
Net increase/(decrease) in cash	3,620	(770)
Effect of exchange rate	(98)	1
Cash at beginning of period	1,130	2,477
Cash at end of the period	$4,652	$1,708
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,310	$1,509
Income taxes	$614	$241
Non cash financing activities:
Dividend declared but not yet paid	$218	$217

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity Unaudited

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	11,750	$117	$13,678	$40,805	$(334)	$(5,455)	$48,811
Treasury stock acquired						(741)	(741)
Net change in cumulative translation adjustment					(385)		(385)
Dividends declared ($0.025 per share)				(218)			(218)
Net income				1,655			1,655
Balance at March 31, 2015	11,750	$117	$13,678	$42,242	$(719)	$(6,196)	$49,122

See notes to unaudited condensed consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements Unaudited

(In thousands, except for per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland, Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe and Empire Resources de Mexico, the Company’s operating subsidiary in Mexico. All significant inter-company transactions and accounts have been eliminated on consolidation.  The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

2. Newly Effective Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015. The Company does not believe that the new standard will have a material impact on its consolidated financial statements.

3. Interim Financial Statements

The condensed consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Interim results may not be indicative of the results that may be expected for the year.

4. Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from these estimates.

5. Concentrations

During the three month periods ended March 31, 2015 and 2014 no one customer accounted for 10% or more of the Company’s consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry Tbk (“PT. Alumindo”) and Southeast Aluminum accounted for an aggregate of 37% of total purchases during the three month period ended March 31, 2015. For the period ended March 31, 2014, two suppliers, PT Alumindo and Hulamin Ltd. accounted for an aggregate of 40% of total purchases.

The loss of any one of the Company’s largest suppliers or a material default by any such supplier in its obligations to the Company could have a material adverse effect on our business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of March 31, 2015, there were outstanding employee stock options to acquire 400 shares of common stock, which had vested in prior years. During the three month period ended March 31, 2015, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of March 31, 2015, the Company repurchased a total of 1,502 shares under the repurchase program for an aggregate cost of $4,379. During the three month periods ended March 31, 2015 and 2014, the Company purchased 164 and 3 common shares at a cost of $741 and $13, respectively.

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

9. Notes Payable—Banks

Prior to June 19, 2014, the Company was a party to a credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman which provided for a $200,000 revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2014.

On June 19, 2014 the Company entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, these credit lines were amended and increased by $50,000 increasing the overall line of credit to $275,000. The amended committed credit agreement increased by $35,000 to $185,000, and the uncommitted credit facility, increased by $15,000 to $90,000. There were no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional aggregate increase available under the term of these agreements is $25,000, subject to certain restrictions and conditions. Borrowings under these lines of credit are secured by substantially all of the Company’s assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of March 31, 2015, the Company was in compliance with all covenants under the credit agreements.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 19, 2015 unless otherwise agreed to. As of March 31, 2015, the committed line of credit had loans outstanding of $156,800 and the uncommitted line of credit had loans outstanding of $58,500.  As of March 31, 2015 and December 31, 2014, the credit utilized amounted to, respectively, $255,847 and $229,386 (including approximately $40,547 and $36,586 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$8,588) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of March 31, 2015, the outstanding loan amounted to EUR 6,550 (US $7,031), as compared to EUR 6,850 (US $8,288) on December 31, 2014. As of March 31, 2015 Imbali was in compliance with all financial covenants.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of March 31, 2015, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 259.09 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.86 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects sixteen adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of March 31, 2015, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

On August 18, 2014, a note holder converted $1,000 principal amount of notes into 254 shares of common stock, having a fair value on such date of $1,507. The carrying value of the note converted was $916, and the carrying value of the related embedded conversion option was $427 resulting in a loss on extinguishment of the debt of $164.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month periods ended March 31, 2015, and 2014, the change in the fair value of the derivative liability resulted in a gain of $996 and a loss of $429, respectively. Amortization of the discount amounted to $197 for the three month periods end March 31, 2015, and $141 for the three month period ended March 31, 2014.

The derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of March 31, 2015, December 31, 2014 and issuance:

	March 31, 2015	December 31, 2014	June 3, 2011

Equity value	$37,092	$41,738	$36,811
Volatility	30%	35%	70%
Risk free return	0.26%	0.67%	1.60%
Dividend yield	2.36%	2.15%	2.51%
Strike price	$3.86	$3.88	$4.65

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo, a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10,000 non-interest bearing advance to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of May 15, 2015 the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which should help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply agreement began. During the three month period ended March 31, 2015 and 2014 amortization amounted to $80 in each three month period.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$1,655	$808
Add back of interest on convertible subordinated debt, net of taxes	170	-
Add back of amortization of discount on convertible subordinated debt	122	-
Adjustment for change in value of convertible note derivative	(921)	-
Numerator for diluted earnings per share	$1,026	$808
Denominator:
Weighted average shares outstanding-basic	8,807	8,629
Dilutive effect of convertible subordinated debt	2,850
Dilutive effect of stock options	267	257
Weighted average shares outstanding-diluted	11,924	8,886
Basic Earnings per Share	$0.19	$0.09
Diluted Earnings per Share	$0.09	$0.09

In computing diluted earnings per share for the three months ended March 31, 2014 no effect has been given to the 3,026 common shares issuable upon conversion of subordinated debt as the effect thereof is anti-dilutive.

12. Dividends

On March 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 3, 2015. The dividend, totaling $218, was paid on April 13, 2015. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	March 31, 2015	December 31, 2014
Asset derivatives:
Aluminum futures contracts	Other current assets	$4,620	9,769
Foreign currency forward contracts	Other current assets	403	1,337
Total		$5,023	$11,106

For the periods ended March 31, 2015 and December 31, 2014, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

			Three Months Ended
Derivatives in hedging		Location of Gain or	March 31,
relationships		(Loss) Recognized	2015	2014
Foreign currency forward contracts	(a)	Cost of goods sold	$674	$27
Interest rate swaps	(b)	Interest expense, net	-	(14)
Aluminum futures	(c)	Cost of goods sold	4,260	1,644
Total			$4,934	$1,657

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in the three months March 31, 2015 and 2014 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized loss is reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2015 and 2014 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 are classified as follows:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$168,189			$165,586
Aluminum futures contracts	$4,620			9,769
Foreign currency forward contracts	$403			1,337
Liabilities:
Embedded conversion option			$1,738			$2,734

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of March 31, 2015 and December 31, 2014, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at March 31, 2015 and December 31, 2014, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 13).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended March 31,
	2015	2014
United States	$117,912	$74,968
Latin America	13,206	33,171
Canada	13,960	11,696
Australia & New Zealand	12,609	10,913
Europe	10,566	7,569
	$168,253	$138,317

17. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component on an after tax basis are as follows:

Three Months ended March 31, 2015	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(334)		$(334)
Other comprehensive (loss) before reclassification	(385)	-	(385)
Loss reclassified to operations	-	-	-
Net current period other comprehensive loss	(385)	-	(385)
Ending balance	$(719)	$-	$(719)

Three Months ended March 31, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$84	$(33)	$51
Other comprehensive income before reclassification	6		6
Loss reclassified to operations	-	8 (a)	8
Net current period other comprehensive income	6	8	14
Ending balance	$90	$(25)	$65
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$13
Income taxes		(5)
Net of tax		$8

18. Income Taxes

The disproportionate relationship between income taxes and pre-tax income for the three month period ended March 31, 2014 is primarily attributable to no tax benefit being recognized for the loss from change in value of the derivative liability, as such loss will not be deductible for income tax purposes.

19. Commitments

The Company had $40,547 in outstanding letters of credit to certain of its suppliers at March 31, 2015 and $36,586 at December 31, 2014.

20. Restatement

Net income for the three months ended March 31, 2014 has been decreased by $218 ($0.03 per share basic and diluted) from the previously reported $1,026. The adjustment reflects that the loss arising from the change in value of the derivative liability for the quarter is not recognized for income tax purposes.

Adjusted amounts after restatement are as follows:

Three months ended
March 31, 2014
Net income as previously reported	$1,026
Adjustment	$(218)
Net income as restated	$808
Earning per share as restated:
Basic	$0.09
Diluted	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 10-K filed with the Securities and Exchange Commission on March 31, 2015. All numbers used in this discussion are in thousands, except for per share information and percentages.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on March 31, 2015, and those described from time to time in our other reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 37% of our products during the first three months of 2015 as compared to an aggregate of 40% of our products during the same period in 2014. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of March 31, 2015, we had $108,094 in trade receivables, after an allowance for doubtful accounts of $536. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended March 31, 2015 and 2014

During the three months ended March 31, 2015, net sales increased by $29,936, from $138,317 to $168,253 or 21.6% from the same period in 2014.  This increase was due to improved sales volumes in all geographic regions except for Latin America, as compared to the same period in 2014. In particular, sales in the United States increased 57% due to strong demand in this market. Sales in Latin America declined 60% due to economic stresses in the region.

Gross profit increased by $689, to $7,176 during the three months ended March 31, 2015 from $6,487 in the same period of 2014, representing a 10.6% increase, of which $1,404 is attributable to the increased sales and ($714) to a decline in the gross margin of 0.4% to 4.3% from 4.7%. The decline in margin reflects increased market pressures in Latin America.

Selling, general and administrative expenses during the three months ended March 31, 2015 increased by $599 from $3,299 to $3,898 primarily as a result of sales compensation based on increased sales.

During the three months ended March 31, 2015, interest expense increased 53.5% or $584 to $1,675 from $1,091 for the same period in 2014 as a result of increased bank loans to support higher inventory levels, higher accounts receivable and lower accounts payable balances.  During the three months ended March 31, 2015 and 2014, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $275 and $300, respectively. Amortization of the debt discount in connection with these notes totaled $197 for the three months ended March 31, 2015 and $141 for March 31, 2014.

During the three months ended March 31, 2015 income before other expenses declined by $494 from $2,097 to $1,603 or 23.6%. This decline is due to the increased selling, general and administrative expenses and interest expense offset by the increase in gross profit.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $996 during the three month period ended March 31, 2015, as compared to a $429 non-cash non-operating loss during the same period in 2014. The valuation has numerous inputs, however, these changes are driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating gain of $996 and the non-cash, non-operating loss of $429 during the quarters ended March 31, 2015 and 2014, respectively. The tax rate for the quarter ending March 31, 2015 was 36.3% and 51.6% for the quarter ending March 31, 2014. The fluctuations in the tax rates relative to reported income from 2014 to 2015, results from the material non-taxable gains or losses, for which no deferred tax is provided.

Net income increased from $808 to $1,655 during the three months ended March 31, 2014 and March 31, 2015, respectively. The increase in net income of $847 includes a swing from a loss to a gain of $1,425 in the non-cash, non-operating change in value of the derivative liability, offset by the increased interest expense of $584.

 Liquidity and Capital Resources

Overview

At March 31, 2015, we had cash of $4,652, net accounts receivable of $108,094, senior secured debt of $215,300, junior secured debt of $7,031, and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Three Month Periods Ended March 31, 2015 and 2014

Net cash used in operating activities was $18,057 during the three months ended March 31, 2015, as compared to $11,153 during the same period in 2014. In the three months ended March 31, 2015 cash used in operating activities resulted from increases in trade accounts receivable of $19,269, decreases in trade accounts payable of $11,217, offset by a small reduction in inventories of $4,409. Our inventory levels are higher than an optimal level as we had delayed supplier deliveries in the third quarter of 2014 combined with on time supplier deliveries thereafter.

Our days sales outstanding increased from 51 days in March 2014 to 58 days in March 2015 attributable to sales in Latin America late in 2014, which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of March 31, 2015 was approximately 71 days of sales as compared to 44 days as of the same date in 2014. Our inventory turn rate, including materials in transit, was 3.6 times or 100 days on hand, as of March 31, 2015 as compared to 4.7 times or 77 days on hand as of March 31, 2014. The days payable outstanding was 18 days as of March 31, 2015, as compared to 25 days for the same period in 2014.

Cash flows provided by investing activities during the three months ended March 31, 2015 and 2014, amounted to $717 and $822 respectively, which is primarily the monthly repayment by PT. Alumindo of the advance related to our supply agreement with PT. Alumindo.

Cash flows provided by financing activities during the three months ended March 31, 2015, amounted to $20,960, as compared to $9,561 during the same period in 2014.  During the first three months of 2015, we funded the increase in accounts receivable of $19,269 and a decrease in accounts payable of $11,217 with borrowings from our line of credit. In addition, we acquired 164 additional common shares at a cost of $741 during the period ended March 31, 2015.

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

On June 19, 2014, we entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, we amended and increased these credit lines by an aggregate of $50,000, increasing our overall line of credit to $275,000. The amended committed credit agreement was increased by $35,000 to $185,000, and the uncommitted credit facility, increased by $15,000 to $90,000. There were no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional increase available under the term of these agreements is $25,000, subject to certain restrictions and conditions. Our borrowings under these lines of credit are secured by substantially all of our assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of March 31, 2015, we were in compliance with all covenants under these lines of credit.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid on or before June 19, 2015 unless otherwise agreed to.  We anticipate that this credit agreement will be extended prior to its expiration, however, there can be no assurances that we will be able to successfully extend the term. As of March 31, 2015 and December 31, 2014, the credit utilized amounted to, respectively, $255,847 and $229,386 (including approximately $40,547 and $36,586 of outstanding letters of credit). As of March 31, 2015, the committed line of credit had loans outstanding of $156,800 and the uncommitted line of credit had loans outstanding of $58,500.

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$8,588) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by us. As of March 31, 2015, the outstanding loan amounted to EUR 6,550 (US $7,031), as compared to EUR 6,850 (US $8,288) on December 31, 2014. As of March 31, 2015, Imbali was in compliance with all financial covenants.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors. On August 18, 2014, a note holder converted $1,000 of notes into common stock.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 259.09 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects sixteen adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by

Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: May 15, 2015	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

_______________________

*           Filed herewith.

- 24 -