Form 10-Q
period 2015-06-30
EMPIRE RESOURCES INC /NEW/
filed 2015-08-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-12127

EMPIRE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3136782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2115 Linwood Avenue

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 10, 2015: 8,629,368

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash	$4,039	$1,130
Trade accounts receivable (less allowance for doubtful accounts of $544 and $562)	87,220	89,693
Inventories	163,291	192,064
Deferred tax assets	3,834	3,911
Advance to supplier, net of imputed interest of $13 and $66	1,654	3,277
Other current assets, including derivatives	17,304	18,605
Total current assets	277,342	308,680
Preferential supply agreement, net	160	321
Long-term financing costs, net of amortization	944	1,024
Property and equipment, net	4,358	4,258
Total assets	$282,804	$314,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$184,836	$201,088
Subordinated convertible debt net of unamortized discount of $476	10,524	-
Trade accounts payable	28,720	42,626
Income taxes payable	4,381	4,190
Accrued expenses and derivative liabilities	3,901	4,137
Dividends payable	217	449
Total current liabilities	232,579	252,490

Subordinated convertible debt net of unamortized discount of $803	-	10,197
Derivative liability for embedded conversion option	1,325	2,734
Deferred taxes payable	58	51
Total liabilities	233,962	265,472

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2015 and December 31, 2014	117	117
Additional paid-in capital	13,038	13,678
Retained earnings	42,829	40,805
Accumulated other comprehensive loss	(589)	(334)
Treasury stock, 3,091,702 and 2,843,717 shares at June 30, 2015 and December 31, 2014, respectively	(6,553)	(5,455)
Total stockholders' equity	48,842	48,811
Total liabilities and stockholders' equity	$282,804	$314,283

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(In thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
				(see note 20)

Net sales	$134,486	$146,516	$302,739	$284,833
Cost of goods sold	128,808	139,501	289,885	271,331
Gross profit	5,678	7,015	12,854	13,502
Selling, general and administrative expenses	3,640	3,482	7,538	6,781
Operating income	2,038	3,533	5,316	6,721
Interest expense, net	1,571	1,091	3,246	2,182
Income before other expenses	467	2,442	2,070	4,539
Other expenses
Change in value of derivative liability	412	249	1,408	(180)
Income before income taxes	879	2,691	3,478	4,359
Income taxes	75	1,045	1,019	1,905
Net income	$804	$1,646	$2,459	$2,454
Weighted average shares outstanding:
Basic	8,863	8,669	8,753	8,649
Diluted	11,864	11,968	11,821	11,949
Earnings per share:
Basic	$0.09	$0.19	$0.28	$0.28
Diluted	$0.06	$0.15	$0.15	$0.26

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
				(see note 20)
Net income	$804	$1,646	$2,459	$2,454
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	130	(20)	(255)	(14)
Decrease in value of interest rate swap liability		13	-	26
Other comprehensive income/(loss) before tax	130	(7)	(255)	12
Income tax related to components of other comprehensive income		(5)		(10)
Other comprehensive income/(loss), net of tax	130	(12)	(255)	2
Comprehensive income	$934	$1,634	$2,204	$2,456

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows - operating activities:
Net income	$2,459	$2,454
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	318	317
Change in value of derivative liability	(1,408)	180
Amortization of convertible note discount	327	283
Imputed interest on vendor advance	(43)	(103)
Amortization of supply agreement	160	160
Deferred income taxes	85	45
Foreign exchange loss and other	342	2
Stock-based compensation		373
Changes in:
Trade accounts receivable	1,907	(39,954)
Inventories	28,080	15,421
Other current assets	1,294	448
Trade accounts payable	(13,898)	(10,742)
Income taxes payable	199	1,708
Accrued expenses and derivative liabilities	(194)	3,260
Net cash provided by/(used in) operating activities	19,628	(26,148)
Cash flows - investing activities:
Repayment related to supply agreement	1,666	1,667
Purchases of property and equipment	(180)	(16)
Net cash provided by investing activities	1,486	1,651
Cash flows - financing activities:
(Repayment of)/proceeds from notes payable – banks	(15,600)	26,255
Repayments - mortgage payable	-	(90)
Deferred financing costs	(158)	(965)
Dividends paid	(668)	(431)
Treasury stock purchased	(1,098)	(13)
Purchase of stock options	(922)	-
Proceeds from stock options exercised	-	15
Excess tax benefit related to purchase of stock options	282	-
Net cash (used in)/provided by financing activities	(18,164)	24,771
Net increase in cash	2,950	274
Effect of exchange rate	(41)	(2)
Cash at beginning of period	1,130	2,477
Cash at end of the period	$4,039	$2,749
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,769	$2,502
Income taxes	$2,046	$1,404
Non cash financing activities:
Dividend declared but not yet paid	$216	$217

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity Unaudited

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	11,750	$117	$13,678	$40,805	$(334)	$(5,455)	$48,811
Treasury stock acquired						(1,098)	(1,098)
Stock options purchased			(922)				(922)
Excess tax benefit related to purchase of stock options			282				282
Net change in cumulative translation adjustment					(255)		(255)
Dividends declared ($0.05 per share)				(435)			(435)
Net income				2,459			2,459
Balance at June 30, 2015	11,750	$117	$13,038	$42,829	$(589)	$(6,553)	$48,842

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

2. Newly Effective Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015 the FASB extended the deadline of ASU 2014-09 by a year. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued accounting guidance, Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015. The Company does not believe that the new standard will have a material impact on its consolidated financial statements.

ln July 2015, the FASB issued accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11") which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations and cash flows for the three and six months ended June 30, 2015 and 2014. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the six month period ended June 30, 2015 one customer, Ryerson, Inc., accounted for 10.3% the Company’s consolidated sales. During the period ended June 30, 2014 no one customer accounted for 10% of the Company’s consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry Tbk (“PT. Alumindo”) and Southeast Aluminum accounted for an aggregate of 44% of total purchases during the six month period ended June 30, 2015. For the period ended June 30, 2014, two suppliers, PT Alumindo and Hulamin Ltd. accounted for an aggregate of 43% of total purchases.

The loss of any one of the Company’s largest suppliers or a material default by any such supplier in its obligations to the Company could have a material adverse effect on the Company’s business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. On May 19 and May 20, 2015 the Company repurchased 350 fully vested employee stock options at the market value on the date of repurchase less the exercise price. The purchase price of $922 was charged to additional paid in capital. The repurchase resulted in a tax deduction which exceeded the cumulative compensation cost for the options recognized for financial reporting purposes resulting in an excess tax benefit of $282 which was credit to additional paid in capital. As of June 30, 2015, there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During the six month period ended June 30, 2015, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of June 30, 2015, the Company repurchased a total of 1,586 shares under the repurchase program for an aggregate cost of $4,737. During the six month periods ended June 30, 2015 and 2014, the Company repurchased 248 and 3 common shares at a cost of $1,098 and $13, respectively.

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

On June 19, 2014, the Company entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, these credit lines were amended and increased by $50,000 increasing the overall line of credit to $275,000. The amended committed credit agreement increased by $35,000 to $185,000, and the uncommitted credit facility, increased by $15,000 to $90,000. There were no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional aggregate increase available under the term of these agreements is $25,000, subject to certain restrictions and conditions. Borrowings under these lines of credit are secured by substantially all of the Company’s assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at the Company’s option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of June 30, 2015, the Company was in compliance with all covenants under the credit agreements.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017. On June 11, 2015, the Company entered into a Second Amendment to the Uncommitted Credit Agreement which amended the termination date to June 18, 2016 from June 19, 2015. As of June 30, 2015, the committed line of credit had loans outstanding of $138,600 and the uncommitted line of credit had loans outstanding of $41,000.  As of June 30, 2015 and December 31, 2014, the credit utilized amounted to $214,594 and $229,386, respectively (including approximately $34,994 and $36,586 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$8,913) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by the Company. As of June 30, 2015, the outstanding loan amounted to EUR 4,700 (US $5,236), as compared to EUR 6,850 (US $8,288) on December 31, 2014. As of June 30, 2015, Imbali was in compliance with all financial covenants.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of June 30, 2015, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 260.70 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.84 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects seventeen adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of June 30, 2015, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

On August 18, 2014, a note holder converted $1,000 principal amount of notes into 254 shares of common stock, having a fair value on such date of $1,507. The carrying value of the note converted was $916, and the carrying value of the related embedded conversion option was $427, resulting in a loss on extinguishment of the debt of $164 which was recorded during the three month period ended September 30, 2014.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three and six month periods ended June 30, 2015, the change in the fair value of the derivative liability resulted in a gain of $412 and $1,408, respectively. During the three and six month periods ended June 30, 2014, the change in the fair value of the derivative liability resulted in a gain of $249 and a loss of $180, respectively. Amortization of the discount amounted to $130 and $327 for the three and six month periods end June 30, 2015, and $141 and $283 for the three and six month periods ended June 30, 2014, respectively.

The derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of June 30, 2015, December 31, 2014 and issuance:

	June 30, 2015	December 31, 2014	June 3, 2011

Equity value	$35,215	$41,738	$36,811
Volatility	30%	35%	70%
Risk free return	0.28%	0.67%	1.60%
Dividend yield	2.47%	2.15%	2.51%
Strike price	$3.84	$3.88	$4.65

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo, a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10,000 non-interest bearing advance to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of August 3, 2015 the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which should help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply agreement began. During the six month periods ended June 30, 2015 and 2014 amortization amounted to $160.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$804	$1,646	$2,459	$2,454
Add back of interest on convertible subordinated debt, net of taxes	170	185	340	371
Add back of amortization of discount on convertible subordinated debt, net of taxes	80	87	202	175
Adjustment for change in value of convertible note derivative, net of taxes	(362)	(154)	(1,283)	111
Numerator for diluted earnings per share	$692	$1,764	$1,718	$3,111
Denominator:
Weighted average shares outstanding-basic	8,863	8,669	8,753	8,649
Dilutive effect of convertible subordinated debt	2,868	3,044	2,868	3,044
Dilutive effect of stock options	134	255	200	256
Weighted average shares outstanding-diluted	11,865	11,968	11,821	11,949
Basic Earnings per Share	0.09	$0.19	$0.28	$0.28
Diluted Earnings per Share	$0.06	$0.15	$0.15	$0.26

12. Dividends

On March 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 3, 2015. The dividend, totaling $218, was paid on April 13, 2015. On June 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 2, 2015. The dividend, totaling $217, was paid on July 17, 2015. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	June 30, 2015	December 31, 2014
Asset derivatives:
Aluminum futures contracts	Other current assets	$7,346	9,769
Foreign currency forward contracts	Other current assets	159	1,337
Total		$7,505	$11,106

For the periods ended June 30, 2015 and June 30, 2014, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended June 30,		Six Months Ended June 30,
relationships		(Loss) Recognized	2015	2014	2015	2014
Foreign currency forward contracts	(a)	Cost of goods sold	$(1,153)	$(428)	$(479)	$(401)
Interest rate swaps	(b)	Interest expense, net		(14)		(28)
Aluminum futures	(c)	Cost of goods sold	5,736	61	9,996	1,705
Total			$4,583	$(381)	$9,517	$1,276

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting gains in the three and six months June 30, 2015 and 2014 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized loss is reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2015 and 2014 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 are classified as follows:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$150,530			$165,586
Aluminum futures contracts	$7,346			9,769
Foreign currency forward contracts	$159			1,337
Liabilities:
Embedded conversion option			$1,325			$2,734

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks approximate fair value as of June 30, 2015 and December 31, 2014, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at June 30, 2015 and December 31, 2014, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 13).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$107,504	$87,729	$225,416	$162,697
Latin America	1,383	24,097	14,588	57,268
Canada	10,371	12,987	24,331	24,683
Australia & New Zealand	7,125	11,493	19,734	22,406
Europe	8,103	10,210	18,670	17,779
	$134,486	$146,516	$302,739	$284,833

17. Accumulated Other Comprehensive (Loss)/Income

Changes in accumulated other comprehensive (loss)/income by component on an after tax basis are as follows

Three Months ended June 30, 2015	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(719)	$-	$(719)
Other comprehensive income	130	-	130
Net current period other comprehensive loss	130	-	130
Ending balance	$(589)	$-	$(589)

Three Months ended June 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$90	$(25)	$65
Other comprehensive loss before reclassification	(20)	-	(20)
Loss reclassified to operations	-	8 (a)	8
Net current period other comprehensive loss	(20)	8	(12)
Ending balance	$70	$(17)	$53
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$13
Income taxes		(5)
Net of tax		$8

Six Months ended June 30, 2015	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(334)	$-	(334)
Other comprehensive loss	(255)	-	(255)
Net current period other comprehensive (loss)	(255)	-	(255)
Ending balance	$(589)	$-	$(589)

Six Months ended June 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$84	$(33)	$51
Other comprehensive loss before reclassification	(14)	-	(14)
Loss reclassified to operations	-	16 (a)	16
Net current period other comprehensive (loss)/income	(14)	16	2
Ending balance	$70	$(17)	$53
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$26
Income taxes		(10)
Net of tax		$16

18. Commitments

The Company had $34,994 in outstanding letters of credit to certain of its suppliers at June 30, 2015 and $36,586 at December 31, 2014.

19. Income Taxes

The disproportionate relationship between income taxes and pre-tax income for the six month period ended June 30, 2014 is primarily attributable to no tax benefit being recognized for the loss from change in value of the derivative liability, as such loss will not be deductible for income tax purposes.

20. Restatement

Net income for the six months ended June 30, 2014 has been decreased by $218 ($0.03 per share basic and $0.02 per share diluted) from the previously reported $2,672. The adjustment, which was recorded in the first quarter, reflects that the loss arising from the change in value of the derivative liability is not recognized for income tax purposes.

Adjusted amounts after restatement are as follows:

Six months ended
June 30, 2014
Net income as previously reported	$2,672
Adjustment	$(218)
Net income as restated	$2,454
Earning per share as restated:
Basic	$0.28
Diluted	$0.26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 44% of our products during the first six months of 2015 as compared to an aggregate of 43% of our products during the same period in 2014. We place orders with our suppliers based upon orders that we receive from our customers and also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of June 30, 2015, we had $87,220 in trade receivables, after an allowance for doubtful accounts of $544. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended June 30, 2015 and 2014

During the three months ended June 30, 2015, net sales decreased by $12,030, from $146,516 to $134,486 or 8.2% from the same period in 2014.  This decrease was due to reduced sales volumes in all regions except for the United States as compared to the same period in 2014. In particular, sales in the United States increased 23% due to strong demand in this market while sales in Latin America declined 94% due to severe economic stresses in the region.

Gross profit decreased by $1,337, to $5,678 during the three months ended June 30, 2015 from $7,015 in the same period of 2014, representing a 19.1% decrease, of which $577 is attributable to decreased sales and $760 to a decline in the gross margin of 0.6% to 4.2% from 4.8%. The decline in margin reflects increased competitive market pressures across all regions.

Selling, general and administrative expenses during the three months ended June 30, 2015 increased by $158 from $3,482 to $3,640 primarily as a result of higher legal expenses, consulting and public company expenses.

During the three months ended June 30, 2015, interest expense increased 44% or $480 to $1,571 from $1,091 for the same period in 2014 as a result of increased bank loans to support higher inventory levels, higher accounts receivable and lower accounts payable balances.  During the three months ended June 30, 2015 and 2014, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $275 and $300, respectively. Amortization of the debt discount in connection with these notes totaled $130 for the three months ended June 30, 2015 and $141 for June 30, 2014.

During the three months ended June 30, 2015 income before other expenses declined by $1,975 from $2,442 to $467 or 81%. This decline is primarily due to the decline in gross profit as described above.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $412 during the three month period ended June 30, 2015, as compared to a $249 non-cash non-operating gain during the same period in 2014. The valuation has numerous inputs, however, these changes are driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating gains of $412 and $249 during the quarters ended June 30, 2015 and 2014, respectively. The tax rate for the quarter ending June 30, 2015 was 8.5% and 38.8% for the quarter ending June 30, 2014. The fluctuations in the tax rates relative to reported income from 2014 to 2015, results primarily from the non-taxable gains or losses, for which no deferred tax is provided to the extent the gains or losses exceeds amortization of the related debt discount.

Net income decreased from $1,646 to $804 during the three months ended June 30, 2014 and June 30, 2015, respectively. The decrease in net income of $842 is a function of reduced gross profit margin, and increased interest expense of $480 offset by $412 in the non-cash, non-operating change in value of the derivative liability.

Comparison of Six Months Ended June 30, 2015 and 2014

During the six months ended June 30, 2015, net sales increased by $17,906, from $284,833 to $302,739 or 6.3% from the same period in 2014.  This increase was primarily due to increased sales in the United States offset by a large reduction of sales in Latin America, during the period ending June 30, 2015 as compared to the same period in 2014.

Gross profit decreased by $648, to $12,854 from $13,502 during the six months ended June 30, 2015, representing a 4.8% decrease. The dollar decrease is attributable to lower gross profit margin due to increased competitive market pressure across all regions.

Selling, general and administrative expenses during the six months ended June 30, 2015 and 2014 increased $757 based on higher sales commissions, increased consulting and public company expenses.

During the six months ended June 30, 2015, interest expense increased by $1,064 to $3,246 from $2,182 for the same period in 2014 as loan balances needed to support inventory levels. Interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $877 during the six months ended June 2015 and $883 during the six months ended June 2014.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $1,408 during the six month period ended June 30, 2015, as compared to a $180 non-cash non-operating loss during the same period in 2014. The valuation has numerous inputs, however, these changes are driven primarily by the change in the stock price at the end of these periods.

During the six months ended June 30, 2015 net income of $2,459 increased by $5 as compared to the period ended June 30, 2014. The decrease in gross profit margin of $648 increased selling, general, and administrative expenses of $757 and the increase in interest expense of $1,064, is offset by the change of $1,588 in the non-cash non-operating gain on the derivative liability and the decrease of $886 in taxes due to the lower income before other expenses.

Liquidity and Capital Resources

Overview

At June 30, 2015, we had cash of $4,039, net accounts receivable of $87,220, senior secured debt of $179,600, junior secured debt of $5,236, and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months and the repayment of the convertible debt due in June 2016, if not converted. However, we will require additional debt or equity financing in connection with the future expansion of our operations.

Comparison of Six Month Periods Ended June 30, 2015 and 2014

Net cash provided by operating activities was $19,628 during the six months ended June 30, 2015, as compared to $26,148 used in operating activities during the same period in 2014. In the six months ended June 30, 2015 cash provided by operating activities resulted from decreases in inventories of $28,080, trade accounts receivable of $1,907 and offset by decreases in trade accounts payable of $13,898.

Our days sales outstanding decreased from 59 days in June 2014 to 52 days in June 2015 attributable to reduced sales in Latin America which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of June 30, 2015 was approximately 74 days of sales as compared to 45 days as of the same date in 2014. While total inventory levels have been reduced since December 2014, they are higher than optimal as we received delayed supplier deliveries from the third quarter of 2014 combined with on time supplier deliveries thereafter. Our inventory turn rate, including materials in transit, was 3.7 times or 97 days on hand, as of June 30, 2015 as compared to 4.6 times or 79 days on hand as of June 30, 2014. The days payable outstanding was 20 days as of June 30, 2015, as compared to 23 days for the same period in 2014.

Cash flows provided by investing activities during the six months ended June 30, 2015 and 2014, amounted to $1,486 and $1,651 respectively, which is primarily the monthly repayment by PT. Alumindo of the advance related to our supply agreement with PT. Alumindo.

Cash flows used in financing activities during the six months ended June 30, 2015, amounted to $18,164, as compared to cash provided by financing activities of $24,771 during the same period in 2014.  During the first six months of 2015, we reduced notes payable to banks by $15,600 as compared to an increase of $26,255 in notes payable during the first six months of 2014. In addition, we acquired 248 additional common shares at a cost of $1,098 during the period ended June 30, 2015 and repurchased 350 stock options at a cost of $922,which resulted in an excess tax benefit of $282.

Credit Agreements and Other Debt

We were a party to a credit agreement with Rabobank International, for itself and as lead arranger and agent, JPMorgan Chase, for itself and as syndication agent, and ABN AMRO, BNP Paribas, RBS Citizens, Société Générale, and Brown Brothers Harriman which provided for a $200,000 revolving line of credit, including a commitment to issue letters of credit and a swing-line loan sub facility, with a maturity date of June 30, 2014.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of June 30, 2015, we were in compliance with all covenants under these lines of credit.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. On June 11, 2015 the Company entered into a Second Amendment to the Uncommitted Credit Agreement which amended the termination date to June 18, 2016 from June 19, 2015. As of June 30, 2015 and December 31, 2014, the credit utilized amounted to, respectively, $214,594 and $229,386 (including approximately $34,994 and $36,586 of outstanding letters of credit). As of June 30, 2015, the committed line of credit had loans outstanding of $138,600 and the uncommitted line of credit had loans outstanding of $41,000.

Our wholly owned Belgian subsidiary, Imbali, maintains a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$8,913) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.75%. This secured credit arrangement is unconditionally guaranteed by us. As of June 30, 2015, the outstanding loan amounted to EUR 4,700 (US $5,236), as compared to EUR 6,850 (US $8,288) on December 31, 2014. As of June 30, 2015, Imbali was in compliance with all financial covenants.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors. On August 18, 2014, a note holder converted $1,000 of notes into common stock.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 260.70 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects seventeen adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	36	$4.31
May 1, 2015 - May 31, 2015	14	$4.39
June 1, 2015 - June 30, 2015	34	$4.13
Total	84	$4.25	1,586	414

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014, the Board of Directors authorized a change in the maximum per share price from $3.50 to $5.00 per share.

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: August 14, 2015	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Second Amendment to the Uncommitted Credit Agreement, dated as of June 11, 2015, by and among Empire Resources, Inc., each of the Uncommitted Banks signatory thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2015)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

*           Filed herewith.