Form 10-Q
period 2015-09-30
EMPIRE RESOURCES INC /NEW/
filed 2015-11-16
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 10, 2015: 8,551,634

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	September 30, 2015 Unaudited	December 31, 2014
ASSETS
Current assets:
Cash	$5,536	$1,130
Trade accounts receivable (less allowance for doubtful accounts of $356 and $562)	76,248	89,693
Inventories	153,507	192,064
Deferred tax assets	3,834	3,911
Advance to supplier, net of imputed interest of $3 and $66	831	3,277
Other current assets, including derivatives	13,232	18,605
Total current assets	253,188	308,680
Preferential supply agreement, net	80	321
Long-term financing costs, net of amortization	817	1,024
Property and equipment, net	4,372	4,258
Total assets	$258,457	$314,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$166,471	$201,088
Subordinated convertible debt net of unamortized discount of $346	10,654	-
Trade accounts payable	22,928	42,626
Income taxes payable	1,209	4,190
Accrued expenses and derivative liabilities	6,737	4,137
Dividends payable	217	449
Total current liabilities	208,216	252,490

Subordinated convertible debt net of unamortized discount of $803	-	10,197
Derivative liability for embedded conversion option	1,550	2,734
Deferred taxes payable	47	51
Total liabilities	209,813	265,472

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2015 and December 31, 2014	117	117
Additional paid-in capital	13,038	13,678
Retained earnings	42,927	40,805
Accumulated other comprehensive loss	(576)	(334)
Treasury stock, 3,173,843 and 2,843,717 shares at September 30, 2015 and December 31, 2014, respectively	(6,862)	(5,455)
Total stockholders' equity	48,644	48,811
Total liabilities and stockholders' equity	$258,457	$314,283

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$121,950	$159,366	$424,689	$444,199
Cost of goods sold	116,603	151,897	406,488	423,228
Gross profit	5,347	7,469	18,201	20,971
Selling, general and administrative expenses	3,094	3,819	10,632	10,600
Operating income	2,253	3,650	7,569	10,371
Interest expense, net	1,419	1,041	4,665	3,223
Income before other expenses	834	2,609	2,904	7,148
Other expenses
Change in value of derivative liability	(224)	(2,059)	1,184	(2,239)
Loss related to extinguishment of debt converted into common stock	-	(164)	-	(164)
Income before income taxes	610	386	4,088	4,745
Income taxes	295	1,080	1,314	2,985
Net income (loss)	$315	$(694)	$2,774	$1,760
Weighted average shares outstanding:
Basic	8,870	8,814	8,709	8,705
Diluted	8,898	8,814	11,736	8,964
Earnings (loss) per share:
Basic	$0.04	$(0.08)	$0.32	$0.20
Diluted	$0.04	$(0.08)	$0.22	$0.20

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$315	$(694)	$2,774	$1,760
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	13	(278)	(242)	(292)
Decrease in value of interest rate swap liability	-	13		39
Other comprehensive income (loss) before tax	13	(265)	(242)	(253)
Income tax related to components of other comprehensive income	-	(5)	-	(15)
Other comprehensive income (loss), net of tax	13	(270)	(242)	(268)
Comprehensive income (loss)	$328	$(964)	$2,532	$1,492

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows - operating activities:
Net income	$2,774	$1,760
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	487	482
Change in value of derivative liability	(1,184)	2,239
Amortization of convertible note discount	457	419
Imputed interest on vendor advance	(53)	(144)
Loss related to extinguishment of debt converted into common stock	-	164
Reduction in allowance for doubtful accounts	(188)	-
Amortization of supply agreement	240	240
Deferred income taxes	73	271
Foreign exchange loss and other	437	296
Stock-based compensation	-	630
Changes in:	-	-
Trade accounts receivable	13,043	(45,330)
Inventories	37,828	18,947
Other current assets	5,353	27
Trade accounts payable	(19,689)	(10,751)
Income taxes payable	(2,973)	995
Accrued expenses and derivative liabilities	2,649	5,708
Net cash provided by/(used in) operating activities	39,254	(24,047)
Cash flows - investing activities:
Repayment related to supply agreement	2,500	2,500
Purchases of property and equipment	(237)	(19)
Net cash provided by investing activities	2,263	2,481
Cash flows - financing activities:
(Repayment of)/proceeds from notes payable – banks	(33,978)	25,602
Repayments - mortgage payable	-	(136)
Deferred financing costs	(158)	(1,005)
Dividends paid	(884)	(648)
Treasury stock purchased	(1,407)	(13)
Purchase of stock options	(922)	-
Proceeds from stock options exercised	-	15
Excess tax benefit related to purchase of stock options	282	-
Net cash (used in)/provided by financing activities	(37,067)	23,815
Net increase in cash	4,450	2,249
Effect of exchange rate	(44)	(63)
Cash at beginning of period	1,130	2,477
Cash at end of the period	$5,536	$4,663
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,024	$3,476
Income taxes	$2,480	$2,737
Non cash financing activities:
Dividend declared but not yet paid	$217	$224
Treasury stock issued on conversion of subordinated debt		1,507

See notes to unaudited condensed consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity(Unaudited)

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	11,750	$117	$13,678	$40,805	$(334)	$(5,455)	$48,811
Treasury stock acquired						(1,407)	(1,407)
Stock options purchased			(922)				(922)
Excess tax benefit related to purchase of stock options			282				282
Net change in cumulative translation adjustment					(242)		(242)
Dividends declared ($0.075 per share)				(652)			(652)
Net income				2,774			2,774
Balance at September 30, 2015	11,750	$117	$13,038	$42,927	$(576)	$(6,862)	$48,644

See notes to unaudited condensed consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Condensed Consolidated Financial Statements Unaudited

(In thousands, except for per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of Empire Resources, Inc. (the “Company”) and its wholly-owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 6900 Quad Avenue LLC, the owner of a warehouse facility in Baltimore, Maryland, Imbali Metals BVBA (“Imbali”), the Company’s operating subsidiary in Europe, Empire Resources (UK) Ltd., the Company’s operating subsidiary in the UK, which was organized in February 2015, and Empire Resources de Mexico, the Company’s operating subsidiary in Mexico. All significant inter-company transactions and accounts have been eliminated on consolidation.  The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

2. Recently Issued Accounting Pronouncements

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of its operations and cash flows for the three and nine months ended September 30, 2015 and 2014. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the nine month period ended September 30, 2015 one customer, Ryerson, Inc., accounted for 10.6% the Company’s consolidated sales. During the period ended September 30, 2014 no one customer accounted for 10% of the Company’s consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Two suppliers, PT Alumindo Light Metal Industry Tbk (“PT. Alumindo”) and Southeast Aluminum accounted for an aggregate of 44% of total purchases during the nine month period ended September 30, 2015. For the period ended September 30, 2014, two suppliers, PT Alumindo and Hulamin Ltd. accounted for an aggregate of 39% of total purchases.

The loss of any one of the Company’s largest suppliers or a material default by any such supplier in its obligations to the Company could have a material adverse effect on the Company’s business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. On May 19 and May 20, 2015 the Company repurchased 350 fully vested employee stock options at the market value on the date of repurchase less the exercise price. The purchase price of $922 was charged to additional paid in capital. The repurchase resulted in a tax deduction which exceeded the cumulative compensation cost for the options recognized for financial reporting purposes resulting in an excess tax benefit of $282 which was credit to additional paid in capital. As of September 30, 2015, there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During the nine month period ended September 30, 2015, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of September 30, 2015, the Company repurchased a total of 1,668 shares under the repurchase program for an aggregate cost of $5,045. During the nine month periods ended September 30, 2015 and 2014, the Company repurchased 330 and 3 common shares at a cost of $1,407 and $13, respectively.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at the Company’s option, plus an applicable margin.   The credit agreements contains financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of September 30, 2015, the Company was in compliance with all covenants under the credit agreements.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017. On June 11, 2015, the Company entered into a Second Amendment to the Uncommitted Credit Agreement which amended the termination date to June 18, 2016 from June 19, 2015. As of September 30, 2015, the committed line of credit had loans outstanding of $134,000 and the uncommitted line of credit had loans outstanding of $28,000.  As of September 30, 2015 and December 31, 2014, the credit utilized amounted to $197,915 and $229,386, respectively (including approximately $35,915 and $36,586 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$8,942) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$13,973) to replace ING and utilized EUR 4,000 (US$4,471) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9% This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2015, the outstanding loan amounted to EUR 4,000 (US $4,471), as compared to EUR 6,850 (US $8,288) on December 31, 2014. As of September 30, 2015, Imbali was in compliance with all financial covenants.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of September 30, 2015, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 262.21 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.81 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects eighteen adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of September 30, 2015, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

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

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three and nine month periods ended September 30, 2015, the change in the fair value of the derivative liability resulted in a loss of $224 and a gain of $1,184, respectively. Amortization of the discount amounted to $130 and $457 for the three and nine month periods end September 30, 2015, respectively. During the three and nine month periods ended September 30, 2014, the change in the fair value of the derivative liability resulted in a loss of $2,059 and $2,239, respectively, and amortization of the discount amounted to $136 and $419, respectively.

The derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of September 30, 2015, December 31, 2014 and issuance:

	September 30, 2015	December 31, 2014	June 3, 2011

Equity value	$32,101	$41,738	$36,811
Volatility	60%	35%	70%
Risk free return	0.33%	0.67%	1.60%
Dividend yield	2.69%	2.15%	2.51%
Strike price	$3.81	$3.88	$4.65

The majority of the proceeds from the notes were earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo, a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The Company provided a $10,000 non-interest bearing advance to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  Agreements entered into in connection with this loan also provide for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $278. As of November 10, 2015 the payments are up to date and current. If the Company and PT. Alumindo are unable to agree on a product price under the supply agreement for any given quarter, the monthly re-payment obligation will increase to $556 and the outstanding balance will accrue interest, at the one month U.S. dollar LIBOR rate plus 3.5% per annum, per month. The entire remaining balance, if any, must be repaid on January 1, 2016. As consideration for this loan, PT. Alumindo agreed to make available a committed and significant tonnage of production to the Company on a guaranteed and long-term basis, which should help the Company lessen the risk of an interruption in the sources of its metal supply from PT. Alumindo’s mill in Surabaya, Indonesia, with which the Company has had substantial experience. The supply agreement calls for increased supply and minimum tonnages.

Interest at the rate of 3.74%, based on the interest rate chargeable in the agreement in the event the supplier does not meet its supply commitments, has been imputed on the non-interest bearing advance and the resulting discount which amounted to $962 has been ascribed to the preferential supply agreement.  Imputed interest is recorded in income over the term of the advance by use of the interest method. The preferential supply agreement is being amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply agreement began. During the nine month periods ended September 30, 2015 and 2014 amortization amounted to $240.

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

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$315	$(694)	$2,774	$1,760
Add back of interest on convertible subordinated debt, net of taxes			510
Add back of amortization of discount on convertible subordinated debt, net of taxes			283
Adjustment for change in value of convertible note derivative, net of taxes			(1,010)
Numerator for diluted earnings (loss) per share	$315	$(694)	$2,557	$1,760
Denominator:
Weighted average shares outstanding-basic	8,870	8,814	8,709	8,705
Dilutive effect of convertible subordinated debt			2,884
Dilutive effect of stock options	28		143	259
Weighted average shares outstanding-diluted	8,898	8,814	11,736	8,964
Basic earnings (loss) per share	0.04	$(0.08)	$0.32	$0.20
Diluted earnings (loss) per share	$0.04	$(0.08)	$0.22	$0.20

In computing earnings (loss) per share for the three months ended September 30, 2015, and 2014 and the nine months ended September 30, 2014, no effect has been given to the 2,884, 2,804 and 2,804 common shares, respectively issuable on conversion of subordinated debt as their effect is anti-dilutive. For the three months ended September 30, 2014, no effect has been given to the 266 common shares issuable on exercise of stock options as their effect is anti-dilutive.

12. Dividends

On March 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 3, 2015. The dividend, totaling $218, was paid on April 13, 2015. On June 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 2, 2015. The dividend, totaling $217, was paid on July 17, 2015. On September 17, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on September 30, 2015. The dividend totaling $217 was paid on October 14, 2015. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	September 30, 2015	December 31, 2014

Asset derivatives:
Aluminum futures contracts	Other current assets	$5,011	9,769
Foreign currency forward contracts	Other current assets	711	1,337
Total		$5,722	$11,106

For the periods ended September 30, 2015 and September 30, 2014, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended September 30,		Nine Months Ended September 30,
relationships		(Loss) Recognized	2015	2014	2015	2014
Foreign currency forward contracts	(a)	Cost of goods sold	$283	$392	$(196)	$(9)
Interest rate swaps	(b)	Interest expense, net	-	(13)	-	(41)
Aluminum futures	(c)	Cost of goods sold	7,175	(3,399)	17,171	(1,694)
Total			$7,458	$(3,020)	$16,975	$(1,744)

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in the three and nine months ended September 30, 2015 and gains in the three and nine months ended September 30, 2014 are included in cost of goods sold in the same respective amounts.
b)	Cash flow hedge: recognized loss is reclassified from accumulated other comprehensive loss.
c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2015 and gains in 2014 are included in cost of goods sold in the same respective amounts.

14. Fair Value

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels, as described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

Major categories of assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014 are classified as follows:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$143,394			$165,586
Aluminum futures contracts	$5,011			9,769
Foreign currency forward contracts	$711			1,337
Liabilities:
Embedded conversion option			$1,550			$2,734

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks approximate fair value as of September 30, 2015 and December 31, 2014, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at September 30, 2015 and December 31, 2014, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The fair value of the advance to supplier approximates its carrying value. Derivative financial instruments are carried at fair value (see Note 13).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$88,920	$101,907	$314,337	$264,604
Latin America	921	23,995	15,509	81,263
Canada	9,426	10,665	33,757	35,348
Australia & New Zealand	10,004	11,241	29,738	33,647
Europe	12,679	11,558	31,348	29,337
	$121,950	$159,366	$424,689	$444,199

17. Accumulated Other Comprehensive (Loss)/Income

Changes in accumulated other comprehensive (loss)/ income by component on an after tax basis are as follows:

Three Months ended September 30, 2015	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(589)	$-	$(589)
Other comprehensive income	13	-	13
Net current period other comprehensive income	13	-	13
Ending balance	$(576)	$-	$(576)

Three Months ended September 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$70	$(17)	$53
Other comprehensive loss before reclassification	(278)	-	(278)
Loss reclassified to operations	-	8 (a)	8
Net current period other comprehensive loss	(278)	8	(270)
Ending balance	$(208)	$(9)	$(217)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$13
Income taxes		(5)
Net of tax		$8

Nine Months ended September 30, 2015	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(334)	$-	$(334)
Other comprehensive loss	(242)	-	(242)
Net current period other comprehensive loss	(242)	-	(242)
Ending balance	$(576)	$-	$(576)

Nine Months ended September 30, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$84	$(33)	$51
Other comprehensive loss before reclassification	(292)	-	(292)
Loss reclassified to operations	-	24 (a)	$24
Net current period other comprehensive (loss)/income	(292)	24	(268)
Ending balance	$(208)	$(9)	$(217)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$39
Income taxes		(15)
Net of tax		$24

18. Commitments

The Company had $35,915 in outstanding letters of credit to certain of its suppliers at September 30, 2015 and $36,586 at December 31, 2014.

19. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year to date ordinary income. The effect on the tax rate related to income or loss attributable to the change in value of the derivative liability is separately computed and recognized as such income or loss occurs. The disproportionate relationship between income taxes and pre-tax income for the nine months ended September 30, 2015, results primarily from no deferred tax being provided on the non-taxable gain resulting from the change in the value of the derivative liability to the extent such gains exceeds the $457 amortization of the related debt discount, for which a deferred tax benefit is provided.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our two largest suppliers furnished approximately 44% of our products during the first nine months of 2015 as compared to an aggregate of 39% of our products during the same period in 2014. We place orders with our suppliers based upon orders that we receive from our customers and also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of September 30, 2015, we had $76,248 in trade receivables, after an allowance for doubtful accounts of $356. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain credit insurance policies on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended September 30, 2015 and 2014

During the three months ended September 30, 2015, net sales decreased by $37,416, from $159,366 to $121,950 or 23.5% from the same period in 2014.  The Latin American economy, particularly Brazil, has suffered a precipitous drop in local currencies adding to economic stresses. We determined that the markets were unstable and did not enter into new contracts with local customers resulting in a decline of Latin American sales of $23,074 in the three month period ended September 30, 2015 as compared to the same period in 2014. Additionally, our sales in North America declined by $14,226 comprised of a decline in our steel sales offset by an increase in our aluminum sales.

Gross profit decreased by $2,122, to $5,347 during the three months ended September 30, 2015 from $7,469 in the same period of 2014, representing a 28.4% decrease, of which $1,641 is attributable to decreased sales and $481 to a decline in the gross margin of 0.3% to 4.4% from 4.7%. The decline in margin reflects increased competitive market pressures across all regions.

Selling, general and administrative expenses during the three months ended September 30, 2015 decreased by $725 from $3,819 to $3,094 primarily as a result of lower compensation costs and lower travel expenses.

During the three months ended September 30, 2015, interest expense increased 36% or $378 to $1,419 from $1,041 for the same period in 2014 as a result of increased bank loans to support higher inventory levels and lower accounts payable balances. During the three months ended September 30, 2015 and 2014, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $275 and $291, respectively. Amortization of the debt discount in connection with these notes totaled $130 for the three months ended September 30, 2015 and $136 for September 30, 2014.

During the three months ended September 30, 2015 income before other expenses declined by $1,775 from $2,609 to $834 or 68%. This decline is primarily due to the decline in gross profit, offset by the decrease in selling, general and administrative expenses described above.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating loss of $224 during the three month period ended September 30, 2015, as compared to a $2,059 non-cash non-operating loss during the same period in 2014. The valuation has numerous inputs, however, these changes are driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating losses of $224 and $2,059 during the quarters ended September 30, 2015 and 2014, respectively. Accordingly, the tax rate for the quarter ended September 30, 2015 was 48% and 280% for the quarter ended September 30, 2014. The fluctuations in the tax rates relative to reported income from 2014 to 2015, results from the non-taxable losses, for which no deferred tax benefit is provided.

Net income increased to $315 during the three months ended September 30, 2015 from a net loss of $694 during the three months ended September 30, 2014. The increase in net income of $1,009 is a function of the change in the value of the derivative liability and income tax provisions related to such derivative liability.

Comparison of Nine Months Ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, net sales decreased by $19,510, from $444,199 to $424,689 or 4.4% from the same period in 2014.  This decrease was primarily due to decreased sales of $65,754 in Latin America offset by an increase in sales in North America and Europe during the period ended September 30, 2015 as compared to the same period in 2014.

Gross profit decreased by $2,770 to $18,201 from $20,971 during the nine months ended September 30, 2015, representing a 13.2% decrease of which $836 is attributable to decreased sales and $1,934 to a decline in the gross margin of 0.4% to 4.3% from 4.7%. The dollar decrease is attributable to lower gross profit margin due to increased competitive market pressure across all regions.

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased by $32 from $10,600 to $10,632 for the same period in 2014, primarily as a result of increases in consulting and legal fees and insurance costs offset by lower compensation and travel expenses.

During the nine months ended September 30, 2015, interest expense increased by $1,442 to $4,665 from $3,223 for the same period in 2014 as loan balances increased to support higher inventory levels. Interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,282 during the nine months ended September 2015 and $1,290 during the nine months ended September 2014.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $1,184 during the nine month period ended September 30, 2015, as compared to a $2,239 non-cash non-operating loss during the same period in 2014. The valuation has numerous inputs; however, these changes are driven primarily by the change in the stock price at the end of these periods.

During the nine months ended September 30, 2015 net income of $2,774 increased by $1,014 as compared to the period ended September 30, 2014. This increase is mainly a result of the change in the value of the derivative liability and tax effect related to such derivative liability.

Liquidity and Capital Resources

Overview

At September 30, 2015, we had cash of $5,536, net accounts receivable of $76,248, senior secured debt of $162,000, junior secured debt of $4,471, and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months and the repayment of the convertible debt due in June 2016, if not converted. However, we will require additional debt or equity financing in connection with future expansion of operations.

Comparison of Nine Month Periods Ended September 30, 2015 and 2014

Net cash provided by operating activities was $39,254 during the nine months ended September 30, 2015, as compared to $24,047 used in operating activities during the same period in 2014. In the nine months ended September 30, 2015 cash provided by operating activities resulted from decreases in inventories of $37,828, trade accounts receivable of $13,043 and offset by decreases in trade accounts payable of $19,689.

Our days sales outstanding decreased from 59 days in September 2014 to 48 days in September 2015 attributable to reduced sales in Latin America which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of September 30, 2015 was approximately 80 days of sales as compared to 38 days as of the same date in 2014. While total inventory levels have been reduced by $38,557 since December 2014, they are higher than optimal as we received delayed supplier deliveries from the third quarter of 2014 combined with on time supplier deliveries thereafter. Our inventory turn rate, including materials in transit, was 3.7 times or 98 days on hand, as of September 30, 2015 as compared to 4.9 times or 73 days on hand as of September 30, 2014. The days payable outstanding was 17 days as of September 30, 2015, as compared to 22 days for the same period in 2014.

Cash flows provided by investing activities during the nine months ended September 30, 2015 and 2014, amounted to $2,263 and $2,481 respectively, which is primarily the monthly repayment by PT. Alumindo of the advance related to our supply agreement with PT. Alumindo.

Cash flows used in financing activities during the nine months ended September 30, 2015, amounted to $37,067, as compared to cash provided by financing activities of $23,815 during the same period in 2014.  During the first nine months of 2015, we reduced notes payable to banks by $33,978 as compared to an increase of $25,602 in notes payable during the first nine months of 2014. In addition, we acquired 330 additional common shares at a cost of $1,407 during the period ended September 30, 2015 and repurchased 350 stock options at a cost of $922, which resulted in an excess tax benefit of $282.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of September 30, 2015, we were in compliance with all covenants under these lines of credit.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. On June 11, 2015 the Company entered into a Second Amendment to the Uncommitted Credit Agreement which amended the termination date to June 18, 2016 from June 19, 2015. As of September 30, 2015 and December 31, 2014, the credit utilized amounted to, respectively, $197,915 and $229,386 (including approximately $35,915 and $36,586 of outstanding letters of credit). As of September 30, 2015, the committed line of credit had loans outstanding of $134,000 and the uncommitted line of credit had loans outstanding of $28,000.

Our wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$8,942) commitment for loans and documentary letters of credit. On July 30, 2015 Imbali entered into a credit agreement with Rabobank to replace the line of credit with ING Belgium for a line of credit of EUR 12,500(US$13,973). Imbali utilized EUR 4,000 (US$4,471) under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by us. As of September 30, 2015, the outstanding loan amounted to EUR 4,000 (US $4,471), as compared to loans outstanding of EUR 6,850 (US $8,288) on December 31, 2014. As of September 30, 2015, Imbali was in compliance with all financial covenants.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors. On August 18, 2014, a note holder converted $1,000 of notes into common stock.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 262.21 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects eighteen adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	27	$4.01
August 1, 2015 - August 31, 2015	15	$3.06
September 1, 2015 - September 30, 2015	40	$3.83
Total	82	$3.76	1,668	332

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

EMPIRE RESOURCES, INC.

Date: November 16, 2015	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i)Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements

*           Filed herewith.