Form 10-K
period 2015-12-31
EMPIRE RESOURCES INC /NEW/
filed 2016-03-30
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the NASDAQ on such date, was approximately $18,276,929. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 21, 2016: 8,499,292

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be furnished to stockholders in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

PART I

Item 1. Business.

Overview

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers, PT. Alumindo Light Metal Industry, Hulamin Ltd., Southeast Aluminium, furnished approximately 56% of our products during 2015 as compared to 39% of our products during 2014. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. We utilize our own warehouse and distribution facility in Baltimore County that serves the dual purpose of providing depot/warehousing capacity for just-in-time delivery and providing handling capability and inventory control at the Baltimore port of entry, our most active import location. This arrangement reduces freight and handling expenses, while increasing efficiency. It also enables us to monitor deliveries and serve customers more effectively.

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

The metals distribution industry in which we operate is a highly fragmented industry. According to IBISWorld Inc. during 2015 the U.S. metals wholesale business generated revenues of approximately $202.2 billion, a 13% decline over 2014 revenues of $232.0 billion. Our largest market area is the U.S., and our sales for the year ended 2015 were $386 million, a very small percentage of the overall market size.

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

Our Products

We derive our revenues from the sale of semi-finished aluminum and stainless steel products, which are produced by processing primary aluminum or steel and/or aluminum or steel scrap. A product is considered “semi-finished” if it has not yet been converted into a final end-product. Semi-finished products include aluminum sheet, coil, plate and foil, rod, bar and wire, extruded and cast products. We offer many of these forms of semi-finished products to our customers, for use as follows:

•	Aluminum Sheet/Coil. Aluminum sheet/coil is used in many diverse industries, including transportation, construction and food service. Common applications include road signs, roofing, food wrappers, after-market automotive, and gas tanks for trailers.

•	Aluminum Plate. One of the primary industries for aluminum plate is transportation. Common applications include ship building, automobiles and truck and dump bodies.

•	Aluminum Treadplate. Aluminum treadplate with a bright finish, better known as “treadbright,” is used both for its cosmetic appearance and its durability. Common uses are for industrial toolboxes, automotive runners and trimming.

•	Aluminum Foil. Aluminum foil is used primarily in the packaging industry. Common applications include candy/gum wrappers as well as decorative wrapping for gifts.

•	Stainless Steel. Stainless steel coil, sheet and plate products are widely utilized in applications in which aseptic and non-corrosive surfaces are essential. Common applications include the food service and marine-related industries.

•	Carbon Steel. The uses of flat rolled carbon steel products span a myriad of applications including construction, automotive and consumer-related uses. Products currently supplied by us include hot rolled coils and plates, cold rolled and coated products such as painted, galvanized and galvalume materials.

During the year ended December 31, 2015, approximately 85% and 15% of our revenues were derived from the sale of aluminum products and steel products, respectively.

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

Customers

We serve more than 300 customers in diverse industries, such as distribution, transportation, automobile, housing, appliances and packaging. In the year ended December 31, 2015, our top ten customers represented approximately 37% of our total revenues, with one customer, Ryerson, Inc. accounting for 10% of total revenues. In the year ended December 31, 2014, our top ten customers represented approximately 34% of our total revenues, with no one customer accounting for 10% of total revenues. These ten customers included eight full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as two producers of various consumer and industrial products. Our customers are principally located throughout the Americas, Australia, New Zealand and Europe. Our U.S. customer base is not regional, and includes customers in 40 states with no significant geographic concentration in one state or region. During the year ended December 31, 2015, our revenues were attributable to the following countries and regions: U.S. - 74%; Canada – 8%; Australia/New Zealand – 8%; Europe 7% and Latin America – 3%.

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

We strive to maintain long-term relationships with our suppliers and to be a significant distributor for them. As a result, we are often able to obtain competitive pricing and to influence quality standards and delivery practices.  We continuously work with our existing suppliers and explore other sources to strengthen our position in the market.  Our principal suppliers are PT. Alumindo Light Metal Industries, and Hulamin Ltd. We have written agreements with PT. Alumindo Light Metal Industries and Hulamin Ltd., the material terms of which are summarized below:

PT. Alumindo Light Metal Industries. Our supply agreement with PT. Alumindo Light Metal Industries and its affiliates provides for the supply to us of a minimum of 5,000 metric tons of aluminum cold rolled coil per month, plus or minus 15% upon our written consent, to our specifications as set forth in our purchase orders. Under this supply agreement, the suppliers are also required to use their reasonable efforts to deliver to us an additional 500 metric tons of aluminum hot/cold rolled coil per month, plus or minus 15% upon our written consent. The suppliers’ obligations to third parties will at all times be subject to their ability to produce sufficient supply for us to meet the minimum quantities set forth above. The price of the product shall be determined at least 60 days prior to the quarter in which the product is to be manufactured. The suppliers must provide the products to us at the lowest price at which they offer the same products to any third party in North America in equal or smaller quantities, and they are required to immediately lower existing prices if a lower price is offered to any such third party. We were also a party to a pre-payment advance agreement with PT. Alumindo Light Metal Industries and its affiliates pursuant to which we advanced a total of $10 million to these suppliers in order to augment their manufacturing capabilities. The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $277,777.78 and has been fully repaid as of December 31, 2015. The supply agreement’s initial term ended on the date that the pre-payment advance was fully repaid, but the supply agreement automatically renews for additional one year terms unless terminated by mutual written consent or in writing by either party at least 60 days prior to the termination date of the then current term. We have the right to terminate the supply agreement upon certain events of default, including the suppliers’ breach of the agreement, failure to supply the product as specified in our purchase orders, becoming the subject of certain governmental demands, investigations or determinations involving illegal or trade-related acts, insolvency, bankruptcy or similar events, default under any loan or indebtedness or material adverse change in financial or other condition, or ability to perform under the agreement.

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

Competition

Our principal competitors are global aluminum producers and rolling mills.  Alcoa Inc., and Aleris Rolled Products, Inc. dominate the aluminum industry in North America and are significantly larger than us, have significantly greater financial resources, and are active in significantly more areas of the aluminum products business than we are, including mining, refining, smelting and recycling. These companies also have access to material produced and imported from their own subsidiaries, which compete with us. There are also independent importers of aluminum and steel products which serve the North American aluminum and steel distribution industry. We compete with these other importers, as well as agents that act for or purchase from foreign aluminum producers including one of our suppliers, Hulamin Ltd. Our principal means of competition is market knowledge, customer service, and the ability to offer competitive terms and product quality, including providing value-added services to our customers and providing a full range of product offerings. We also believe that agents of foreign mills are generally less capable of providing the same value-added services to our customers, because these agents are generally captive to a single foreign source and often lack the flexibility and range of product offerings that we offer our customers. We further believe that by offering our customers a full range of products from independent sources, we enable our customers to avoid dependency in an increasingly concentrated domestic supply chain.

Government Regulation

As our products are typically imported, we are subject to governmental regulations governing imports, in particular regulations governing the imposition of tariffs and antidumping and other duties. For the years ended December 31, 2015 and 2014, approximately 17% and 15%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”) which had expired in 2013 and was reauthorized through December 31, 2017 in July 2015. Imports from such suppliers may be subjected to a tariff instead of the duty-free treatment and to the extent that these increased costs could not be passed on to our customers, our profit margins could suffer.

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

Employees

As of December 31, 2015, we had approximately 60 employees. We also have independent sales representatives located in the U.S. and in Europe. None of our employees is represented under a collective bargaining agreement.

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

Our two largest suppliers in 2015 were PT. Alumindo Light Metal Industry and Hulamin Ltd., from whom we purchased approximately 45% of our products. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, natural disasters, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business.

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

Our sales are highly concentrated among a few customers. During the years ended December 31, 2015 and 2014, 37% and 34%, respectively, of our revenues were derived from sales to ten customers. During 2015 one customer accounted for 10% or more of our sales as compared to no one customer accounting for 10% for the year ended December 31, 2014. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt practices Act (“FCPA”) and other worldwide and bribery laws.

We are subject to the FCPA which prohibits companies and their intermediaries from making payments to non-U.S. government officials for purposes of obtaining or retaining business or securing any other improper advantage. We have policies and procedures in place to ensure that we comply with the FCPA and similar laws; however, there is no assurance that such policies and procedures will protect us against liability under the FCPA or related laws for actions taken by our employees and intermediaries with respect to our business. Failure to comply with the FCPA and related laws could disrupt our business and lead to criminal and civil penalties including fines, suspension of our ability to do business with the federal government and denial of government reimbursement of our products, which could result in a material adverse impact on our business, financial condition, results of operations and cash flows. We could also be adversely affected by any allegation that we violated such laws.

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

During the years ended December 31, 2015 and 2014, approximately 17% and 15%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”). GSP expired on July 31, 2013, and was reinstated retroactively on June 29, 2015.  If preferential tariff treatment of any of our suppliers that are currently eligible for such treatment under AGOA becomes unavailable, then imports from such supplier may be subjected to a tariff instead of the duty-free treatment those imports now enjoy.  To the extent that these increased costs could not be passed on to our customers, our profit margins could suffer. In fact, one of our suppliers, PT. Alumindo Light Metal Industry, exceeded the quota of imports permitted under the GSP statute during 2011, and triggered the Competitive Needs Limit of the GSP program. As a result, imports from PT. Alumindo Light Metal Industry are subject to a 3% duty as of July 1, 2012. This increase in duty rate, along with other duty increases imposed on our other suppliers, could adversely affect our profit margins to the extent these increased costs cannot be passed on to our customers, resulting in a material adverse effect on our business, financial condition and results of operations.

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

If our energy costs increase disproportionately to our revenues, our earnings could be reduced. We use energy to transport our products. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher energy prices. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass all of the increases on to our customers.

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

As of March 21, 2016, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 46.7% of our outstanding common stock (43.4% excluding the 10% Convertible Senior Subordinated Notes Due June 1, 2016, which only have voting rights once they are converted to common stock) and Harvey Wrubel, our vice president of sales/director of marketing and a director, beneficially owns approximately 3%. In addition, through ownership of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, Leon G. Cooperman and his affiliates beneficially own (i.e., have the right acquire) approximately 19% of our outstanding common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended, and 2,901,686 shares of common stock issuable at December 31, 2015 upon the conversion of our 10% Convertible Senior Subordinated Notes Due June 1, 2016 are currently freely tradable pursuant to an effective registration statement.

In addition, 50,000 shares are issuable upon exercise of options. If any options are exercised, the shares issued upon exercise will be restricted, but may be sold under Rule 144 after the applicable holding period has been satisfied and the satisfaction of certain other conditions.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2015. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Fort Lee, New Jersey, where we lease office space pursuant to a lease expiring in May 2025 which provides for a minimum annual rental payment of $313,000.

We own a 215,000 square foot distribution and warehouse facility at 8911 Kelso Drive, Essex, Maryland.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The NASDAQ Capital Market since February 4, 2013 under the symbol “ERS.”

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ.

	2015		2014
	High	Low	High	Low
First Quarter	$4.93	$4.12	$5.15	$3.35
Second Quarter	$4.50	$3.71	$4.34	$3.81
Third Quarter	$4.43	$2.35	$6.23	$4.14
Fourth Quarter	$4.65	$2.80	$5.42	$4.51

On March 21, 2016 the last reported sales price of our common stock on the NASDAQ Capital Market was $3.31. As of March 21, 2016 there were 29 record holders of our common stock.

During 2015 our board of directors declared dividends on our common stock approximately on a quarterly basis. The board of directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities.

On March 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 3, 2015. The dividend, totaling $218,000 was paid on April 13, 2015. On June 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 2, 2015. The dividend, totaling $217,000 was paid on July 17, 2015. On September 17, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on September 30, 2015. The dividend totaling $217,000 was paid on October 14, 2015. On December 18, 2015 the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on December 31, 2015. The dividend totaling $213,000 was paid on January 20, 2016. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

The board of directors intends to review the Company’s dividend policy on a quarterly basis and make a determination with respect to a dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

The following table shows our common stock repurchases for the quarter ended December 31, 2015 (all numbers in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	22	$4.05	22	310
November 1, 2015 - November 30, 2015	7	$4.00	7	303
December 1, 2015 - December 31, 2015	16	$3.75	16	287
Total	45	$3.93	45	287

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014 the Board of Directors authorized a change in the maximum per share price from $3.50 to $5.00 per share. As of December 31, 2015, approximately 1.713 million of the 2 million shares authorized have been repurchased.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers furnished approximately 56% of our products during 2015 as compared to 39% of our products during 2014. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of December 31, 2015, we had $60,525 in trade receivables, after an allowance for doubtful accounts of $1,190. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Fiscal Years Ended December 31, 2015 and 2014 (in thousands, except per share amounts)

During 2015, net sales decreased by $60,543, from $582,279, to $521,736 or a decrease of 10.4% from the same period in 2014.  This decrease was attributable to our decision to reduce our footprint in Latin America due to economic stresses in the local economies which caused our steel sales to decline by 60% year over year. The decline in Latin American sales was partially offset by an increase in sales in North America of $35,219. Worldwide sales in aluminum increased 14% in 2015 as compared to 2014.

Gross profit decreased by $3,647, from $26,502 to $22,855 from 2014 to 2015, or 13.8% which was primarily the result of our decreased sales volumes. Additionally, during 2015 we incurred increased storage costs for our increased inventory which negatively impacted our gross profit margin.

Selling, general and administrative expenses increased from $13,815 during the year ended December 31, 2014, to $14,519 for the year ended December 31, 2015 which is attributable to the increase in our allowance for doubtful accounts, increases in software consulting fees, offset by declines in payroll costs, and travel expenses.

During 2015, interest expense increased by $1,649 from $4,351 in 2014, to $6,000 for the same period in 2015.  This increase is due to large bank loan balances to support our increased inventory through the majority of 2015. During the twelve months ended December 31, 2015 and 2014, the interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $1,686 and $1,644 respectively.

Net income decreased by $925 to $2,809 for the year ended December 31, 2015 from $3,734 during the same period in 2014, which is attributable to the decline in sales, gross profit margin, increase in our accounts receivable reserve and offset by the change in the value of the derivative liability.

Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At December 31, 2015, we had cash of $7,315, net accounts receivable of $60,525, total senior secured debt of $139,146 and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with any future expansion of our operations.

Comparison of Periods Ended December 31, 2015 and 2014

Net cash provided by operating activities was $65,786 during the period ended December 31, 2015 as compared to cash used in operating activities of $94,658 during the same period in 2014. Cash provided by operating activities during the period ended December 31, 2015 was primarily due to decreases in inventory, and decreased trade accounts receivable. Inventory levels decreased by $33,898 from December 31, 2014, as we worked through the inventory build up which took place in the latter half of 2014. Accounts receivable decreased $27,793 as a result of decreased sales to Latin America where market sales terms have longer cycles.

During 2015, our inventory turn rate of 3.3 times (or 3.6 months on hand) improved from our 2014 annual rate of about 3.0 times (or 4.0 months on hand). The days’ payable outstanding increased from 25 days at December 31, 2014 to 28 days at December 31, 2015. We continue to focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital. As of December 31, 2015, our days’ sales outstanding rate decreased to 42 days from 55 days as of December 31, 2014, primarily as a result of decreased sales in Latin America.

Cash flows used in investing activities of $177 during the year ended December 31, 2015 was primarily related to the purchase of our new warehouse, offset by the proceeds on the sale of our old warehouse and the repayment by PT. Alumindo Light Metal Industry and its affiliates of $3,333 related to our supply agreement. For the year ended December 31, 2014 cash flows provided by investing activities were primarily the repayment by PT. Alumindo Light Metal Industry and its affiliates of $3,333 offset by $430 purchases of property and equipment.

Cash flows used in financing activities during the year ended December 31, 2015 amounted to $59,327, as compared to cash flows provided by financing activities of $90,484 during the same period in 2014. Cash used in and provided by financing activities were primarily repayments and proceeds of bank debt. During 2015 and 2014, we paid dividends to our stockholders of $1,101 and $872, respectively.

As of December 31, 2015, our lines of credit totaled $275,000. Our credit agreement allows additional increases in the line of credit of up to $25,000, subject to certain restrictions. Our direct borrowings amounted to $131,000 and letters of credit amounted to $27,922, leaving an availability of approximately $116,000 on our line of credit, or approximately 42% as of December 31, 2015. The letters of credit will expire on or before April 30, 2016.

Our wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$9,679) commitment for loans and documentary letters of credit. On July 30, 2015 Imbali entered into a credit agreement with Rabobank to replace the line of credit with ING Belgium for a line of credit of EUR 12,500(US$13,576). Imbali utilized EUR 4,000 (US$4,344) under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by us. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US $8,146) and letters of credit of $1,500, as compared to loans outstanding of EUR 6,850 (US $8,288) on December 31, 2014. As of December 31, 2015, Imbali was in compliance with all financial covenants.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of December 31, 2015, the Company is in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 18, 2016 unless otherwise agreed to.  As of December 31, 2015 and December 31, 2014, the credit utilized amounted to, respectively, $158,922 and $229,386 (including approximately $27,922 and $36,586 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali Metals BVBA, (“Imbali”) operates under a line of credit with Rabobank with a EUR 12,500 ($13,576) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivable and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2015, Imbali had borrowings of EUR 7,500(US$8,146) and letters of credit of $1,500, under this line of credit bearing interest at EURIBOR plus 1.9%, and was in compliance with all financial covenants. As of December 31, 2014, Imbali had borrowings of EUR 6,850($8,288) under the ING line of credit bearing interest at EURIBOR plus 1.75%, and was in compliance with all financial covenants.

In addition, we are party to a ten year mortgage which we entered into in 2015 in connection with the purchase of our new warehouse in Essex, Maryland.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2015 there were $11,000 notes outstanding which are currently convertible at the option of the holders into shares of common stock at a conversion rate of 263.79 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects nineteen adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Empire Resources, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 30, 2016

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$7,315	$1,130
Trade accounts receivable (less allowance for doubtful accounts of $1,190 and $562)	60,525	89,693
Inventories	157,025	192,064
Deferred tax assets	5,101	3,911
Advance to supplier, net of imputed interest of $66	-	3,277
Other current assets, including derivatives	10,601	18,605
Total current assets	240,567	308,680
Preferential supply agreement, net	-	321
Long-term financing costs, net of amortization	629	1,024
Property and equipment, net	7,340	4,258
Total assets	$248,536	$314,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$139,146	$201,088
Current maturities of mortgage payable	265	-
Subordinated convertible debt net of unamortized discount of $216	10,784	-
Trade accounts payable	35,741	42,626
Income taxes payable	2,092	4,190
Accrued expenses and derivative liabilities	6,177	4,137
Derivative liability for embedded conversion option	942	-
Dividends payable	213	449
Total current liabilities	195,360	252,490

Subordinated convertible debt net of unamortized discount of $803	-	10,197
Derivative liability for embedded conversion option	-	2,734
Mortgage payable, net of current maturities	4,969	-
Deferred taxes payable	8	51
Total liabilities	200,337	265,472

Commitments (Note R)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2015 and 2014	117	117
Additional paid-in capital	13,037	13,678
Retained earnings	42,749	40,805
Accumulated other comprehensive loss	(666)	(334)
Treasury stock, 3,218,691 and 2,843,717 shares at December 31, 2015 and 2014, respectively	(7,038)	(5,455)
Total stockholders' equity	48,199	48,811

Total liabilities and stockholders' equity	$248,536	$314,283

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share amounts)

	Year Ended December 31,
	2015	2014
Net sales	$521,736	$582,279
Cost of goods sold	498,881	555,777
Gross profit	22,855	26,502
Selling, general and administrative expenses	14,519	13,815
Operating income	8,336	12,687
Interest expense, net	6,000	4,351
Income before other expenses	2,336	8,336
Other expenses
Change in value of derivative liability	1,792	(1,113)
Loss on sale of property and equipment	(244)	-
Loss related to extinguishment of debt converted into common stock	-	(164)
Income before income taxes	3,884	7,059
Income taxes	1,075	3,325
Net income	$2,809	$3,734
Weighted average shares outstanding:
Basic	8,669	8,768
Diluted	11,685	9,030
Earnings per share:
Basic	$0.32	$0.43
Diluted	$0.20	$0.41

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014
Net income	$2,809	$3,734
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	(332)	(418)
Decrease in value of interest rate swap liability	-	52
Other comprehensive (loss) before tax	(332)	(366)
Income tax related to components of other comprehensive loss	-	(19)
Other comprehensive loss, net of tax	(332)	(385)
Comprehensive income	$2,477	$3,349

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows - operating activities:
Net income	$2,809	$3,734
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	737	598
Loss on sale of property and equipment	244	-
Change in value of derivative liability	(1,792)	1,113
Amortization of convertible note discount	586	481
Imputed interest on vendor advance	(56)	(177)
Loss related to extinguishment of debt converted into common stock	-	164
Provision for doubtful accounts	649	31
Amortization of supply agreement	321	321
Deferred income taxes	(1,233)	(448)
Foreign exchange loss and other	676	455
Stock-based compensation	-	630
Changes in:
Trade accounts receivable	27,793	(37,867)
Inventories	33,898	(53,304)
Other current assets	7,986	(12,533)
Trade accounts payable	(6,866)	(1,421)
Income taxes payable	(2,089)	2,156
Accrued expenses and derivative liabilities	2,123	1,409
Net cash provided by/(used in) operating activities	65,786	(94,658)
Cash flows - investing activities:
Repayment related to supply agreement	3,333	3,333
Proceeds from sale of property and equipment	3,768	-
Purchases of property and equipment	(7,278)	(430)
Net cash (used in) /provided by investing activities	(177)	2,903
Cash flows - financing activities:
(Repayment of)/proceeds from notes payable – banks	(61,078)	94,126
Proceeds from mortgage loan for new warehouse	5,300	-
Repayments of mortgage loan	(66)	(1,290)
Deferred financing costs	(158)	(1,143)
Dividends paid	(1,101)	(872)
Treasury stock purchased	(1,583)	(352)
Purchase of stock options	(922)	-
Proceeds from stock options exercised	-	15
Excess tax benefit related to stock options purchased	281	-
Net cash (used in)/provided by financing activities	(59,327)	90,484
Net increase/(decrease) in cash	6,282	(1,271)
Effect of exchange rate	(97)	(76)
Cash at beginning of year	1,130	2,477
Cash at end of year	$7,315	$1,130
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,561	$4,520
Income taxes	$2,657	$3,388
Non cash financing activities:
Dividend declared but not yet paid	$213	$449
Treasury stock issued on conversion of subordinated debt	-	1,507

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2013	11,750	$117	$11,937	$38,178	$51	$(5,514)	$44,769
Treasury stock acquired						(352)	(352)
Treasury stock issued on conversion of subordinated debt			1,256			251	1,507
Stock based compensation			475			155	630
Stock options exercised			10			5	15
Net change in cumulative translation adjustment					(418)		(418)
Decrease in value of interest rate swap liability, net of deferred tax of $19					33		33
Dividends declared ($0.125 per share)				(1,107)			(1,107)
Net income				3,734			3,734
Balance at December 31, 2014	11,750	$117	$13,678	$40,805	$(334)	$(5,455)	$48,811
Treasury stock acquired						(1,583)	(1,583)
Stock options purchased			(922)				(922)
Excess tax benefit related to purchase of stock options			281				281
Net change in cumulative translation adjustment					(332)		(332)
Dividends declared ($0.10 per share)				(865)			(865)
Net income				2,809			2,809
Balance at December 31, 2015	11,750	$117	$13,037	$42,749	$(666)	$(7,038)	$48,199

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 8911 Kelso Drive, (organized in June 2015) the owner of the warehouse facility in Essex, Maryland, 6900 Quad Avenue, LLC, the former owner of a warehouse facility in Baltimore, Maryland which was sold in 2015, Empire Resources de Mexico, Imbali Metals BVBA, and Empire Resources UK Ltd (organized in February 2015), the Company’s operating subsidiaries in Mexico and Europe. All intercompany balances and transactions have been eliminated on consolidation.

[2]	Revenue recognition:

Revenue on product sales is recognized at the point in time when the product has been shipped or delivered, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

[3]	Accounts receivable:

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

The functional currency of Empire Resources Pacific Ltd., a wholly-owned domestic subsidiary which acts as a sales agent in Australia and New Zealand, is the Australian dollar. The Company also has wholly owned foreign subsidiaries incorporated in Belgium and England which sell semi-finished metal products in Europe. The functional currency of the Belgian subsidiary is the Euro and that of the English subsidiary is the British Pound. Cumulative translation adjustments, which are charged or credited to accumulated other comprehensive income, arise from translation of functional currency amounts into U.S. dollars.

[8]	Income taxes:

The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

Deferred tax asset valuation allowances are recorded when management believes that it is more likely than not that the related deferred tax assets will be not be realized.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2016, the original effective date of the statement. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Leases (“ASU 2016-02”) which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

Derivative contracts consisting of aluminum future contracts, foreign currency forward contracts, and interest rate swaps are valued using quoted market prices and significant other observable inputs. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not. The conversion option embedded in convertible subordinated notes issued in 2011 is valued using Level 3 inputs.

Major categories of assets and liabilities measured at fair value at December 31, 2015 and 2014 are classified as follows:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$149,451			$165,586
Aluminum futures contracts	$3,892			9,769
Foreign currency forward contracts				1,337
Liabilities:
Embedded conversion option			$942			$2,734
Foreign currency forward contracts	348

[13]	Use of estimates:

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

For the year ended December 31, 2015, one customer accounted for 10% of sales. For the year ended December 31, 2014, no one customer accounted for sales in excess of 10%.

The Company’s purchase of metal products is from several suppliers located throughout the world. Three suppliers, PT. Alumindo, Hulamin Ltd and Southeast Aluminium accounted for 56% of total purchases for the year ended December 31, 2015 as compared to 39% of total purchases during the year ended December 31, 2014. The Company’s loss of any of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

Note C – Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of December 31, 2015 and 2014 because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at December 31, 2015 and 2014, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. The carrying amount of the advance to supplier approximated its fair value at December 31, 2014. Fair value of financial instruments are based on level 2 inputs. Derivative financial instruments are carried at fair value (see Note B [12]).

Note D – Property and Equipment

Property and equipment are summarized as follows:

	December 31,
	2015	2014	Estimated Useful Life
Cost:
Land	$2,150	$1,180
Buildings and improvements	4,854	3,551	10 and 40 years
Other equipment	1,707	1,508	3 to 5 years
	8,711	6,239
Less: Accumulated depreciation	1,371	1,981
Net Book Value	$7,340	$4,258

During 2015, the Company sold its warehouse facility in Baltimore, Maryland for $3,768 and realized a loss on the sale of $244. In addition, in 2015, the Company purchased a new warehouse in Essex, Maryland at a cost of $6,575.

Depreciation expense was $185 and $121 for the years ended December 31, 2015 and 2014, respectively.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value at December 31, 2015 and 2014 are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	December 31, 2015	December 31, 2014
Asset (liability) derivatives:
Aluminum futures contracts	Other current assets	$3,892	9,769
Foreign currency forward contracts	Other current (liabilities) assets	(348)	1,337
Total		$3,544	$11,106

For the years ended December 31, 2015, and 2014, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the income statement:

			Year Ended
Derivatives in hedging		Location of Gain or	December 31,
relationships		(Loss) Recognized	2015	2014
Foreign currency forward contracts	(a)	Cost of goods sold	$(540)	$168
Interest rate swaps	(b)	Interest expense, net	-	(52)
Aluminum futures	(c)	Cost of goods sold	24,518	(3,272)
Total			$23,978	$(3,156)

(a)	Fair value hedge: the related hedged item is accounts receivable and accounts payable denominated in foreign currency and offsetting gains in 2015 and losses in 2014, in the same respective amounts are included in cost of goods sold.

(b)	Cash flow hedge: recognized loss reclassified from accumulated other comprehensive loss in 2014.

(c)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2015 and gains in 2014, in the same respective amounts are included in cost of goods sold in 2015 and 2014.

Note F – Accrued expenses and derivative liabilities

Accrued expenses and derivative liabilities consist of the following:

	December 31,
	2015	2014
Accrued expenses	$5,829	$4,137
Derivative liabilities	348	-
	$6,177	$4,137

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

On October 15, 2015 the Company entered into a $5,300 ten year mortgage, which matures in 2025 having a twenty year amortization schedule, in connection with the purchase of a warehouse. The mortgage requires monthly principal payments in the amount of $22.1 plus interest at 1.75% over LIBOR which resets monthly. The following are the future maturities of the mortgage at December 31, 2015:

Year Ending December 31,
2016	$265
2017	265
2018	265
2019	265
2020	265
Thereafter	3,909
$5,234

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of December 31, 2015, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 18, 2016 unless otherwise agreed to.  As of December 31, 2015 and 2014, the credit utilized amounted to, respectively, $158,922 and $229,386 (including approximately $27,922 and $36,586 of outstanding letters of credit).

The Company’s wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$9,679) commitment for loans and documentary letters of credit. At December 31, 2014, outstanding borrowings under the credit line amounted to EUR6,850 ($8,288). On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$13,576) to replace ING and utilized EUR 4,000 (US$4,344) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9% This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US$8,146) and letters of credit $1,500, as compared to EUR6,850 (US$8,288) at December 31, 2014. As of December 31, 2015, Imbali was in compliance with all financial covenants.

Note I – Convertible Subordinated Debt

On June 3, 2011, the Company sold $12,000 principal amount of 10% Convertible Senior Subordinated Notes (the “Notes”) Due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2015, the notes are convertible at the option of the holders into shares of common stock at a conversion price of 263.79 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.79 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  As of December 31, 2014, the notes were convertible at the option of the holders into shares of common stock at a conversion price of 257.56 shares of common stock per $1principal amount of notes (equivalent to a conversion price of $3.88 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions. The conversion price at December 31, 2015 reflects nineteen adjustments for dividends declared on common stock subsequent to the issuance of the notes through such date.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The note contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

On August 18, 2014, a note holder converted $1,000 principal amount of notes into 254 shares of common stock, having a fair value on such date of $1,507. The carrying value of the note converted was $916, and the carrying value of the related embedded conversion option was $427 resulting in a loss on extinguishment of the debt of $164.

The majority of proceeds of the convertible subordinated debt was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk, (PT. Alumindo) a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The agreement called for, and the Company provided a $10,000 non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  The agreements also provided for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan was being repaid to the Company beginning on January 1, 2013 in monthly installments of $278 and was fully repaid on December 1, 2015.

Interest at the rate of 3.69%, based on the interest rate chargeable in the agreement in the event the supplier did not meet its supply commitments, had been imputed on the non-interest bearing advance and the resulting discount which amounted to $962, had been ascribed to the preferential supply agreement.  Imputed interest income has been recognized over the term of the advance by use of the interest method and amounted to $56 and $177 during 2015 and 2014 respectively, and is included in interest expense, net. The preferential supply agreement has been amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began.  Amortization expense for each of the years 2015 and 2014 amounted to $321.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option has been bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock market price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the years ended December 31, 2015 and December 31, 2014, the change in the fair value of the derivative liability resulted in a gain of $1,792 and a loss of $1,113, respectively, and amortization of the discount amounted to $586 and $481 in the years ended December 31, 2015 and 2014, respectively.

The derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations at issuance and year end:

	December 31, 2015	December 31, 2014	June 3, 2011

Equity value	$29,846	$41,738	$36,811
Volatility	60%	35%	70%
Risk free return	0.49%	0.67%	1.60%
Dividend yield	2.87%	2.15%	2.51%
Strike price	$3.79	$3.88	$4.65

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

The following is a summary of stock option activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual term (years)	Aggregate Intrinsic Value

Options outstanding and exercisable at December 31, 2013	410	$1.52	5.55	$844
Options canceled	(6)	$3.64
Options exercised	(4)	$3.64
Options outstanding and exercisable at December 31, 2014	400		4.73	$1,258
Options repurchased	(350)	$1.47
Options outstanding and exercisable at December 31, 2015	50	$1.63	3.72	$93
Options available for grant under 2006 Plan at December 31, 2015	559

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. On May 19 and May 20, 2015 the Company repurchased 350 fully vested employee stock options at the market value on the date of repurchase less the exercise price. The purchase price of $922 was charged to additional paid in capital. The repurchase resulted in a tax deduction which exceeded the cumulative compensation cost for the options recognized for financial reporting purposes resulting in an excess tax benefit of $281 which was credited to additional paid in capital. As of December 31, 2015 there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During 2015 and 2014, there were no stock option grants.

Note K - Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2015, the Company repurchased a total of 1,713 shares under the repurchase program for an aggregate cost of $5,222. During the year ended December 31, 2015, the Company purchased 375 common shares at a cost of $1,583. In January 2014 and August 2014, the Company issued a total of 150 common shares out of treasury stock to a non-executive employee as part of a compensation arrangement and in August 2014 issued 254 common shares out of treasury stock on conversion of debt. In addition, in June 2014 the Company issued 4 shares out of treasury stock in connection with the exercise of stock options by employees.

During 2014, the Company purchased 74 common shares under the program at a cost of $352.

Note L – Accumulated other comprehensive income/(Loss)

Changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2015 and 2014 on an after tax basis is as follows:

Year ended December 31, 2015	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$(334)	$-	$(334)
Other comprehensive loss	(332)	-	(332)
Net current period other comprehensive loss	(332)	-	(332)
Ending balance	$(666)	$-	$(666)

Year ended December 31, 2014	Foreign Currency Translation	Interest Rate Swap Contract	Total
Beginning balance	$84	$(33)	$51
Other comprehensive loss before reclassification	(418)	-	(418)
Loss reclassified to operations	-	33 (a)	$33
Net current period other comprehensive (loss)/income	(418)	33	(385)
Ending balance	$(334)	$-	$(334)
(a) Reclassified to following line items in the statement of income:
Interest expense, net		$52
Income taxes		(19)
Net of tax		$33

Note M - Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2015	2014
U.S.	$3,259	$5,837
Foreign	625	1,222
	$3,884	$7,059

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2015	2014
Current
U.S. Federal	$1,476	$3,039
State and local	607	416
Foreign	225	318
	2,308	3,773
Deferred
U.S. Federal	(1,099)	(399)
State and local	(134)	(49)
Foreign	-	-
	(1,233)	(448)
	$1,075	$3,325

The U.S. statutory rate can be reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2015	2014
Provision for taxes at statutory rate of 34%	$1,321	$2,400
State and local taxes, net of federal tax effect	312	242
Permanent differences (a)	(426)	854
Reversal of prior year unrecognized tax benefits	(103)	(79)
Other	(29)	(92)
	$1,075	$3,325

(a) Prinicipally related to the change in the value of derivative liability for the embedded conversion option

Deferred tax assets and liabilities are composed of the following:

	Year Ended December 31,
	2015	2014
Deferred current tax assets
Allowance for doubtful accounts	$447	$215
Accrued expenses	478	72
Inventories	4,176	3,544
Derivative liability for embedded conversion option	82	-
Stock Options	-	80
	5,183	3,911
Deferred current tax liabilities
Unamortized debt discount	(82)	-
	(82)	-
Net deferred current tax assets	5,101	3,911

Deferred long-term tax assets
Derivative liability for embedded conversion option	-	306
	-	306
Deferred long-term tax liabilities
Property and Equipment	(8)	(51)
Unamortized debt discount	-	(306)
	(8)	(357)
Net deferred long-term tax liabilities	(8)	(51)
Net deferred tax assets	$5,093	$3,860

Foreign income and related foreign income taxes primarily relates to the Company’s subsidiaries in Belgium, Imbali Metals BVBA, Empire Resources (UK) Limited and Empire Resources de Mexico. For US income tax purposes, the Company has elected to treat Imbali as a disregarded entity and include its taxable income in the Company’s consolidated federal income tax return and separate state income tax returns. Empire Resources de Mexico is taxed as a corporation in Mexico and Empire Resources (UK) is likewise taxable as a company in the United Kingdom. Due to U.S. tax rules dealing with constructive repatriation of earnings, such earnings are also currently included in the Company’s consolidated federal income tax return and separate state income tax return. Federal income taxes attributable to the subsidiaries taxable income are offset by tax credits for foreign taxes paid by the subsidiaries. Undistributed earnings of Imbali amounted to approximately $3,895 while those of Empire Resources de Mexico were approximately $594 at December 31, 2015. Empire Resources (UK) had no undistributed earnings at December 31, 2015. Upon distribution of Imbali’s earnings in the form of dividends, the Company would be required to pay Belgian withholding tax at the rate of 5%. As the Company intends to indefinitely reinvest such earnings, no provision for such withholding tax has been provided. Mexico does not have a withholding tax on dividends paid from Mexican corporations. For federal income tax purposes, foreign tax credits would be available to the Company for the withholding tax, subject to limitations.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows:

		2015	2014
Balance at January 1		$170	$249
Reductions from settlements or filings with state tax authorities		-	-
Reductions from lapse of statute of limitations		(20)	(69)
Settlements		-	-
Net (decrease) for tax positions of prior years		(83)	(10)
Balance at December 31	(a)	$67	$170

(a)	Liability included in income taxes payable in the consolidated balance sheets.

The total amount of unrecognized tax benefits at December 31, 2015 and 2014 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company reversed approximately $44 and $41 of accrued interest related to unrecognized tax benefits in the years ended December 31, 2015 and 2014 as the result of the reduction in unrecognized benefits. Interest related to unrecognized tax benefits accrued in the Company’s balance sheet at December 31, 2015 and 2014 amounted to approximately $22 and $66, respectively.

The Company files a consolidated federal income tax return and also files income tax returns in various state jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years before 2012.

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

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $75 in both 2015 and 2014.

Note O – Per Share Data

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended Ended December 31,
	2015	2014
Numerator:
Net income	$2,809	$3,734
Add back of interest on convertible subordinated debt, net of taxes	680
Add back of amortization of discount on convertible subordinated debt, net of taxes	363
Adjustment for change in value of convertible note derivative, net of taxes	(1,569)
Numerator for diluted earnings per share	$2,283	$3,734
Denominator:
Weighted average shares outstanding-basic	8,669	8,768
Dilutive effect of convertible subordinated debt	2,902
Dilutive effect of stock options	114	262
Weighted average shares outstanding-diluted	11,685	9,030
Basic earnings per share	$0.32	$0.43
Diluted earnings per share	$0.20	$0.41

In computing diluted earnings per share for the year ended December 31, 2014, no effect has been given to the 2,833 common shares issuable upon conversion of subordinated debt as the effect is anti-dilutive.

Note P – Dividends

On March 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 3, 2015. The dividend, totaling $218, was paid on April 13, 2015. On June 19, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on July 2, 2015. The dividend, totaling $217, was paid on July 17, 2015. On September 17, 2015, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on September 30, 2015. The dividend totaling $217 was paid on October 14, 2015. On December 18, 2015 the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on December 31, 2015. The dividend totaling $213 was paid on January 20, 2016. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

Note Q – Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of non-ferrous and ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows:

	Year Ended December 31,
	2015	2014
United States	$385,729	$350,510
Latin America	15,604	103,294
Canada	42,522	46,048
Australia & New Zealand	39,312	42,750
Europe	38,569	39,677
	$521,736	$582,279

Note R - Commitments and Contingencies

[1]	Lease:

The Company currently leases office facilities under a lease expiring in May 2025. The minimum non-cancelable scheduled rentals under this lease are as follows:

Year Ending December 31,
2016	346
2017	353
2018	361
2019	368
2020	361
Thereafter	1,477
$3,266

Rent expense for the years ended December 31, 2015 and 2014 was $317 and $306, respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2015, amounted in total to approximately $29,422 all of which expire prior to April 30, 2016. Outstanding letters of credit at December 31, 2014 amounted to approximately $36,586.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required in response to this Item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (our “Proxy Statement”), and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required in response to this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required in response to this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of report:

1.	Financial Statements

The following financial statements are included herein:

•	Report of EisnerAmper LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: March 30, 2016	By:	/s/ Nathan Kahn

Nathan Kahn

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2016
Nathan Kahn

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	March 30, 2016
Sandra Kahn

/s/ William Spier	Chairman of the Board of Directors	March 30, 2016
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	March 30, 2016
Harvey Wrubel

/s/ Jack Bendheim	Director	March 30, 2016
Jack Bendheim

/s/ Peter G. Howard	Director	March 30, 2016
Peter G. Howard

/s/ Douglas Kass	Director	March 30, 2016
Douglas Kass

/s/ Nathan Mazurek	Director	March 30, 2016
Nathan Mazurek

/s/ Morris Smith	Director	March 30, 2016
Morris Smith

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.1	Form of Convertible Notes Purchase Agreement, dated June 3, 2011, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.2	Amendment No. 1 to Convertible Notes Purchase Agreement, dated March 29, 2012, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2012)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2012)

10.1+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.2+	Amendment No. 1 to Employment and Non-Competition Agreement, dated July 19, 2002, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.3+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Sandra Kahn (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.4+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Harvey Wrubel (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.5+	1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.6+	2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.7+	Form of Option Grant under the Empire Resources, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.8	Letter of Understanding of Business Relationship in North America, dated June 23, 2008, by and between Hulamin Rolled Products and Empire Resources, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.9	Credit Agreement, dated April 28, 2011, by and among Empire Resources, Inc. as borrower, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as lead arranger, agent, swing line bank, issuing bank and acceptance bank, JPMorgan Chase Bank, N.A., as syndication agent, and the banks party thereto (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.10	Supply Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.11	Pre-Payment Advance Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.12	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.13	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.14	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.15	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.16	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.17	Increase Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Committed Banks, and each of the Committed Banks signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.18	First Amendment to the Uncommitted Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks, and each of the Uncommitted Banks signatory thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.19	Second Amendment to the Uncommitted Credit Agreement, dated as of June 11, 2015, by and among Empire Resources, Inc., each of the Uncommitted Banks signatory thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2015).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii)Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v)Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

- 49 -