Form 10-K/A
period 2015-12-31
EMPIRE RESOURCES INC /NEW/
filed 2016-04-29
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 21, 2016: 8,499,292

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Report”). We are filing this Amendment to include the information required by Part III and not included in the Original Report, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2015.

In addition, in connection with the filing of this Amendment and pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment new certifications of our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report. Material events may have occurred subsequent to the filing of the Original Filing that are not reflected in this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
William Spier	81	Chairman of the Board of Directors
Nathan Kahn	61	Chief Executive Officer, President and Director
Sandra Kahn	58	Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Harvey Wrubel	62	Vice President of Sales/Director of Marketing and Director
Jack Bendheim	69	Director
Peter G. Howard	80	Director
Douglas Kass	67	Director
Nathan Mazurek	54	Director
Morris J. Smith	58	Director

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

In accordance with the Convertible Notes Purchase Agreement entered into in connection with the issuance of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, we were required to cause the election of a director designated by Leon G. Cooperman. For as long as Mr. Cooperman or his affiliates hold such designation right, if the members of our board of directors are to be re-elected, the board of directors is required to nominate and recommend that our stockholders elect such designee. Mr. Cooperman’s current designee is Douglas Kass. Absent a vote for the removal of Mr. Cooperman’s designee by the holders of our common stock, Mr. Cooperman’s designee may be removed only by our board of directors (A) for gross negligence or a material breach of his fiduciary or similar duties or (B) at any time after Mr. Cooperman and/or his affiliates cease to own notes convertible into at least 10% of our outstanding common stock, 10% of our outstanding common stock directly, or a combination thereof.

The following sets forth biographical information and the qualifications and skills for our executive officers and the members of our board of directors.

William Spier. Mr. Spier has been a director since October 1996 and was acting chief executive officer from November 1997 until September 1999. Mr. Spier presently is our non-executive chairman of the board. Mr. Spier has been a private investor since 1982. He also served as chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996, and as chief executive officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 through September 1996. Mr. Spier retired as vice chairman of Phibro-Salomon, Inc. in 1981. Mr. Spier brings to the board extensive experience with our company, our industry, manufacturing and distribution generally, and executive leadership.

Nathan Kahn. Mr. Kahn has been our chief executive officer, president and a director since September 1999. Prior to that time, Mr. Kahn was our president and a director from the time of our formation in 1984. Mr. Kahn has also been the president and a director of Empire Resources Pacific Ltd, the sales agent in Australia and New Zealand for Empire Resources, Inc. since its formation in 1996. Mr. Kahn brings to the board extensive experience with our company and our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the current state of the industry are critical to board discussions and to our success.

Sandra Kahn. Ms. Kahn has been the vice president, chief financial officer and a director since September 1999. Prior to that time, Ms. Kahn was our secretary and treasurer and a director from the time of our formation in 1984. Ms. Kahn has also been the secretary and treasurer and a director of Empire Resources Pacific Ltd since its formation in 1996. Ms. Kahn brings to the board extensive experience with our company and our industry. Since she is responsible for, and familiar with, our financial position and strategy, her insights into our performance and operations are critical to board discussions and to our success.

Harvey Wrubel. Mr. Wrubel has been vice president of sales/director of marketing since September 1999. He has been with our company for more than 20 years. Mr. Wrubel brings to the board extensive experience with our company and our industry. Since he is responsible for, and familiar with, our sales and marketing, he brings important insights into our performance and strategy to board discussions.

Jack Bendheim. Mr. Bendheim has been a director since September 1999. He has been the chairman and president of Phibro Animal Health Corporation for more than twenty years. Mr. Bendheim brings to the board extensive experience with our company, manufacturing and distribution generally, and executive leadership.

Peter G. Howard. Mr. Howard has been a director since September 1999. He has been the managing director of Empire Resources Pacific Ltd since its inception in 1996. From 1961 to 1995, Mr. Howard held various positions within the aluminum industry, the most recent of which was divisional general manager of Comalco Rolled Products, a unit of Comalco Aluminum Ltd., an aluminum producer. Mr. Howard brings to the board extensive experience with our company and our industry. Since he is responsible for, and familiar with, our Australian operations, he brings important insights into our performance and strategy to board discussions.

Douglas Kass. Mr. Kass has been a director since July 2011. He is the president and founder of Seabreeze Partners Management, Inc.  which manages Seabreeze Partners L.P. and advises on managed accounts. Seabreeze Partners Management was formerly  the General Partner of Seabreeze Partners Long/Short, L.P. from 2005 to 2012. Mr. Kass managed a dedicated short fund, Seabreeze Partners Short L.P., and has managed Seabreeze Partners L.P. since 2003. From 2003 to 2004, he served as the portfolio manager of Demours Capital Management, LLC, which was the general partner and investment manager of Circle T. Market Neutral Fund, L.P. and Circle T. Market Neutral Offshore Fund, Ltd. From 1997 to 2003, Mr. Kass was the general partner of Kass Partners, LLC, the predecessor firm to Kass Partners, Ltd., which was founded in 1997. Mr. Kass has nearly 45 years of experience with these and several other investment firms. Mr. Kass brings to the board extensive executive leadership, investment and financial expertise that is important to board discussions and oversight of our financial performance, position and strategy. In accordance with the Convertible Notes Purchase Agreement entered into in connection with the issuance of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, we were required to cause the election of a director designated by Leon G. Cooperman. Mr. Kass is Mr. Cooperman’s current designee.

Nathan Mazurek. Mr. Mazurek has been a director since 1999. Mr. Mazurek has over 20 years of experience in the electrical equipment and components industry. In December 2009, Mr. Mazurek became president and chief executive officer of Pioneer Power Solutions, Inc., a manufacturer of highly engineered liquid transformers. From December 2009 through August 12, 2010, Mr. Mazurek also served as the chief financial officer, secretary and treasurer of Pioneer Power Solutions, Inc. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a manufacturer and distributor of circuit breakers, since 1988. Mr. Mazurek brings to the board extensive experience with our company, manufacturing and distribution generally, and executive leadership.

Morris J. Smith. Mr. Smith has been a director since 1994. Since 1993, Mr. Smith has been a private investor and investment consultant. Prior to that, Mr. Smith was a portfolio manager at Fidelity Investments for more than five years. Mr. Smith brings to the board extensive experience with our company and executive leadership, and financial expertise that is important to board discussions and oversight of our financial performance and strategy.

Family Relationships

Nathan Kahn and Sandra Kahn are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for one late Form 4 filed by Harvey Wrubel with respect to one transaction.

Code of Ethics

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

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. The audit committee consists of William Spier, Jack Bendheim and Nathan Mazurek, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the Nasdaq Stock Market. In addition, Jack Bendheim qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The function of the audit committee is to assist the board of directors in its oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements and (3) the qualifications, independence and performance of our independent auditors.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee consists of William Spier and Nathan Mazurek, each of whom our board has determined qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. The primary function of the nominating and corporate governance committee is to identify individuals qualified to become board members, consistent with criteria approved by the board, and select the director nominees for election at each annual meeting of stockholders.

Compensation Committee. The compensation committee consists of William Spier and Jack Bendheim, each of whom our board has determined qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the Nasdaq Stock Market. The function of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of our directors and executives and our overall compensation programs. The primary objective of the compensation committee is to develop and implement compensation policies and plans that are appropriate for us in light of all relevant circumstances and which provide incentives that further our long-term strategic plan and are consistent with our culture and the overall goal of enhancing enduring stockholder value.

Item 11. Executive Compensation.

Compensation Philosophy and Process

Our executive compensation program is administered by our compensation committee. The compensation committee determines the percentage increase in the base salary of Mr. and Ms. Kahn and Mr. Wrubel, subject to certain requirements set forth in their employment agreements, and determines the amount of any bonus to be awarded to Mr. and Ms. Kahn. The compensation committee is responsible for approving any additional compensation paid to our named executive officers (e.g., any incentive awards). Mr. and Ms. Kahn participate in decision-making regarding Mr. Wrubel’s compensation.

Our executive compensation program is administered with the aim of:

•	motivating our executives to enhance stockholder value by tying compensation to company and individual performance; and

•	ensuring our ability to retain and, if necessary in the future, attract superior executives.

Our named executive officers receive a base salary and an annual cash bonus as well as benefits that all of our employees receive. We believe we must offer competitive salaries and other standard benefits to be able to attract, retain and motivate highly-qualified and experienced executives. We believe that cash compensation for executives in excess of base salary should be tied to some combination of company and individual performance over the preceding fiscal year.

In setting compensation, the compensation committee assesses the reasonableness of total compensation levels for our named executive officers. This assessment is made in part by considering both objective (corporate) and subjective (individual) performance criteria, which are used in determining the amount of any cash bonus for Mr. and Ms. Kahn and increase in base salary. Mr. Wrubel’s annual cash bonus is determined based on our earnings before tax. We believe it is necessary to compensate Mr. Wrubel in this manner in order to retain his services. The compensation committee does not establish specific corporate and individual performance targets at the beginning of each fiscal year, but rather evaluates both corporate and individual performance at the end of the year in connection with determining the next year’s compensation and awarding any cash bonuses for the previous year.

In assessing individual and company performance, the compensation committee considers, among other things, the individual’s contributions to our growth, the attainment of strategic objectives (whether the objectives relate to our product, geographic or customer diversification, expense control, increasing inventory turn rates, increasing gross profit margins, increasing pre-tax income or other objectives determined by the compensation committee or the board of directors from time to time) and the management of our assets or personnel.

The compensation committee does not use any outside compensation consultant in setting the compensation of our named executive officers. In evaluating the performance of the named executive officers, the compensation committee has access to, and in its discretion may meet with, any of our officers or other employees. In addition, the compensation committee is cognizant of, and may review and take into account compensation levels at other public companies in our industry, for whom information about executive pay is publicly available. However, there are differences between us and these public companies, many of which are larger in terms of market capitalization, share of the product and geographic markets, and other factors. In addition, these companies generally use much more complex cash and non-cash compensation schemes than us, and use equity incentives, which do not play a significant role in the compensation of our named executive officers. We do not issue equity compensation to our named executive officers because they are already substantial equity holders and we believe that their incentives and interests are generally aligned with those of our other stockholders. For these reasons, the compensation committee does not engage in any formal benchmarking of our compensation against peer companies, and does not target our compensation at any set level with reference to peer companies.

We do not make available to our named executive officers any pension (defined benefit) plans, deferred compensation arrangements or perquisites. These officers do participate on the same basis as all other employees (that is, on a non-discriminatory basis) in our 401(k) plan and are eligible for the same medical benefits, including health insurance, as all other employees.

At the request of Mr. and Ms. Kahn, the compensation committee did not consider whether to award a bonus to Mr. or Ms. Kahn for 2015 or increase compensation for 2016.

2015 and 2014 Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2015 and 2014, the compensation earned by our named executive officers: (i) Nathan Kahn, our chief executive officer, president and director; (ii) Sandra Kahn, our chief financial officer, vice president, treasurer, secretary and director; and (iii) Harvey Wrubel, our vice president of sales and director.

				All other
Name and principal		Salary	Bonus	compensation	Total
Position	Year	($)	($)	($)(1)	($)
Nathan Kahn, Chief Executive Officer,	2015	556,000	-	12,540	568,540
President and Director	2014	547,000	125,000	13,540	685,540
Sandra Kahn, Chief Financial Officer,	2015	225,000	-	11,400	236,400
Vice President, Treasurer, Secretary and Director	2014	225,000	-	12,000	237,000
Harvey Wrubel, Vice President of Sales	2015	379,760	375,960	11,500	767,220
and Director	2014	373,400	1,062,000	12,600	1,448,000

(1) Represents board of director fees and automotive expense.

Agreements with Executive Officers

We entered into employment agreements with each of our named executive officers in 1999. Under the terms of these agreements, the compensation committee has discretion to determine annually the percentage increase in base salary (no decrease is permissible), provided that such annual increase must be no less than the increase in the cost of living for the previous year, based upon a local consumer price index. The employment agreements with Ms. Kahn and Mr. Wrubel are automatically renewed every two years unless either we or the executive officer gives notice of termination. The current term of Ms. Kahn’s employment agreement will automatically renew unless it is terminated on September 17, 2017. The current term of Mr. Wrubel’s employment agreement will automatically renew unless it is terminated on December 31, 2016. Although Mr. Kahn’s employment agreement terminated in 2004, we have continued to provide Mr. Kahn a base salary calculated in accordance with its terms and to comply with many other terms of the agreement.

The compensation committee generally determines the amount of any bonus to be awarded to Mr. and Ms. Kahn. Mr. and Ms. Kahn have agreed to allow the compensation committee to determine their bonuses in whatever manner they deem appropriate. Mr. Wrubel and the compensation committee have agreed that he will receive an annual bonus equal to 13% of our earnings before tax.

Ms. Kahn and Mr. Wrubel are subject to non-competition and non-solicitation restrictions under their employment agreements. Ms. Kahn’s employment agreement provides that she will not, among other things, (i) directly or indirectly be engaged as a principal in any other business activity or conduct that competes with our business or be an employee, consultant, director, principal, stockholder, advisor of, or otherwise be affiliated with, any such business, activity or conduct, or (ii) solicit our customers, clients, suppliers, middlemen, non-clerical employees, sales representatives, agents, or consultants, in each case during her period of employment and the four-year period thereafter, except that if her employment is terminated for disability, without cause, or by her following a breach by us, such period will terminate two years after the date of such termination of employment. Mr. Wrubel’s employment agreement provides that, (i) during the employment term and for a period of 12 months thereafter, he will not, among other things, be engaged in, or be, an employee, director, partner, principal, stockholder or advisor of any business, activity or conduct that competes with our business and (ii) during the employment term and for a period of 18 months thereafter, he will not solicit our customers, clients, suppliers, middlemen, non-clerical employees, sales representatives, agents, or consultants. Following termination of Mr. Wrubel’s employment, the foregoing will only apply to competition with regard to aluminum and such other commodities as were being sold by us within six months prior to such termination, except for solicitation regarding our non-clerical employees, sales representatives, agents, or consultants.

Potential Payments Upon Termination or Change In Control

Our employment agreements do not require us to make payments or provide other benefits to our named executive officers in the event of a change in control of us or a termination without cause, except that in the event of a termination without cause, Mr. Wrubel is entitled, generally, to all earned and accrued but unpaid benefits and other compensation, plus severance equal to his salary for the remaining contract term.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of our named executive officers at December 31, 2015.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Option exercise price ($)	Option expiration date
Harvey Wrubel	50,000	(1)	$1.625	09/17/19

(1) These options are fully vested.

We have not made equity grants to named executive officers or directors since 2004. However, we could make such grants in the future if deemed necessary or appropriate by the compensation committee. Stock options and/or restricted stock may be granted from time to time if necessary, for example, to encourage our named executive officers to continue in their positions or to better align their interests with those of our stockholders. Such grants could also be made to non-employee directors, for example to provide additional compensation. At such times as we have issued stock options to executives and directors under our stock option plan, all such grants were made with an exercise price equal to the closing market price of our common stock at the date of grant.

Option Exercises

On May 20, 2015, we repurchased vested stock options to purchase 150 shares of common stock from Mr. Wrubel. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” Aside from the foregoing transaction, there were no other stock options exercised in the ordinary course by our named executive officers during the fiscal year ended December 31, 2015.

2006 Stock Option Plan

We maintain the 2006 Stock Option Plan, which provides for the granting of options to purchase not more than an aggregate of 559,000 shares of common stock. Under the 2006 Stock Option Plan, all canceled or terminated options are available for grants. All officers, directors and employees of the Company and other persons who perform services for the Company are eligible to participate in the 2006 Stock Option Plan. Some or all of the options may be “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended.

The 2006 Stock Option Plan provides that it is to be administered by the board of directors, or by a committee appointed by the board, which will be responsible for determining, subject to the provisions of the 2006 Stock Option Plan, to whom the options are granted, the number of shares of common stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted under the 2006 Stock Option Plan after June 26, 2016.

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2015 for each non-employee member of our board of directors.

	Fees Earned or Paid
Name	in Cash ($)	Total ($)
Jack Bendheim	24,000	24,000
Peter Howard	3,000	3,000
Douglas Kass	24,000	24,000
Nathan Mazurek	22,000	22,000
Morris Smith	24,000	24,000
William Spier	33,000	33,000

Each director is paid $1,000 for attendance (in person or by telephone) at meetings of the board of directors and $20,000 per annum. Mr. Spier receives an annual retainer of $30,000 for serving as our non-executive chairman. In addition, all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2016 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Empire Resources, Inc., 2115 Linwood Avenue, Fort Lee, New Jersey 07024. As of April 26, 2016 we had 8,492,631 shares outstanding.

	Number of
	Shares					Percentage
	Beneficially		Common			of Common
Name of Beneficial Owner	Owned(1)		Stock	Options	Notes	Stock Owned (1)

William Spier	439,433	(2)	173,617		265,816	5.0%

Nathan Kahn	4,234,155	(3)	3,702,523	-	531,632	46.9%

Sandra Kahn	4,234,155	(3)	3,702,523	-	531,632	46.9%

Harvey Wrubel	280,103	(4)	230,103	50,000		3.3%

Jack Bendheim	265,816	(5)			265,816	3.0%
	-
Peter G. Howard	-			-		0.0%
	-
Douglas Kass	-					0.0%
	-
Nathan Mazurek	-			-		0.0%

Morris J. Smith	4,703		4,703			0.1%

Leon G. Cooperman (6)	2,010,712	(7)	150,000		1,860,712	19.4%

All directors and executive	5,224,210	(8)	4,110,946	50,000	1,063,264	54.4%

(*) Represents ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 26, 2016, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 265,816 shares that may be acquired by Mr. Spier upon conversion of 10% Convertible Senior Subordinated Notes Due June 1, 2016.

(3)	Includes 531,632 shares that may be acquired by Nathan Kahn upon conversion of 10% Convertible Senior Subordinated Notes Due June 1, 2016. Nathan and Sandra Kahn share voting and investment power with respect to all shares reported, except for the shares that may be acquired upon conversion of the 10% Convertible Senior Subordinated Notes Due June 1, 2016, with respect to which Sandra Kahn disclaims beneficial ownership.

(4)	Includes 50,000 shares underlying options held by Mr. Wrubel that are currently exercisable or that will become exercisable within 60 days.

(5)	Consists of 265,816 shares that may be acquired by BFI Co., LLC upon conversion of 10% Convertible Senior Subordinated Notes Due June 1, 2016. Mr. Bendheim, as Class A Manager of BFI Co., LLC, has voting and dispositive control over these shares.

(6)	Mr. Cooperman’s address is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, Florida 33496.

(7)	Consists of (i) 1,860,712 shares that may be acquired by Mr. Cooperman upon conversion of 10% Convertible Senior Subordinated Notes Due June 1, 2016 and (ii) 150,000 shares owned by The Leon and Toby Cooperman Family Foundation, for which Mr. Cooperman acts as trustee.

(8)	Includes (i) 50,000 shares underlying options that are currently exercisable or that will become exercisable within 60 days and (ii) 1,063,264 shares that may be acquired upon conversion of 10% Convertible Senior Subordinated Notes Due June 1, 2016.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Number of
securities to be
	issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	50,000	$1.625	371,000
Equity compensation plans not approved by security holders	-	-	-
Total	50,000	$1.625	371,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 20, 2015, we repurchased vested stock options to acquire 150 shares of common stock from Harvey Wrubel, our vice president of sales and director, at a purchase price of $4.36 per option for total cash consideration of $410,250. The purchase price for the option redemption was based on the closing price of our common stock on the repurchase date, net of the exercise price applicable to each option.

In accordance with our audit committee charter, the audit committee is required to approve all related party transactions. In general, the audit committee will review any proposed transaction that has been identified as a related party transaction under Item 404 of Regulation S-K, which means a transaction, arrangement or relationship in which we and any related party are participants in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years. A related party includes (i) a director, director nominee or executive officer of us, (ii) a security holder known to be an owner of more than 5% of our voting securities, (iii) an immediate family member of the foregoing or (iv) a corporation or other entity in which any of the foregoing persons is an executive, principal or similar control person or in which such person has a 5% or greater beneficial ownership interest.

Director Independence

Our board of directors has determined that each of Jack Bendheim, Douglas Kass, Nathan Mazurek, Morris J. Smith and William Spier satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

Item 14. Principal Accounting Fees and Services.

The fees billed for professional services provided to us by EisnerAmper LLP for the fiscal years ended December 31, 2015 and 2014 are described below.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees(1)	$219,000	$209,500
Audit-related fees(2)	-	-
Tax fees(3)	$64,700	$62,200
All other fees(4)	-	-
Total	$283,700	$271,700

(1)	These fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	EisnerAmper LLP did not perform any audit-related services for us for the years ended December 31, 2015 and 2014.

(3)	These fees related to professional services rendered for tax compliance.

(4)	EisnerAmper LLP did not perform any other services for us for the years ended December 31, 2015 and 2014.

Pre-Approval of the Independent Registered Public Accounting Firm fees and Services Policy

Our audit committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals is presented to the full audit committee at its next scheduled meeting. The audit committee pre-approved all of the fees set forth in the table above.

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

EMPIRE RESOURCES, INC.

Date: April 29, 2016	By:	/s/ Nathan Kahn

Nathan Kahn

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2016
Nathan Kahn

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	April 29, 2016
Sandra Kahn

/s/ William Spier	Chairman of the Board of Directors	April 29, 2016
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	April 29, 2016
Harvey Wrubel

/s/ Jack Bendheim	Director	April 29, 2016
Jack Bendheim

/s/ Peter G. Howard	Director	April 29, 2016
Peter G. Howard

/s/ Douglas Kass	Director	April 29, 2016
Douglas Kass

/s/ Nathan Mazurek	Director	April 29, 2016
Nathan Mazurek

/s/ Morris Smith	Director	April 29, 2016
Morris Smith

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.1	Form of Convertible Notes Purchase Agreement, dated June 3, 2011, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.2	Amendment No. 1 to Convertible Notes Purchase Agreement, dated March 29, 2012, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2012)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2012)

10.1+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.2+	Amendment No. 1 to Employment and Non-Competition Agreement, dated July 19, 2002, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.3+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Sandra Kahn (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.4+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Harvey Wrubel (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.5+	1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.6+	2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.7+	Form of Option Grant under the Empire Resources, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.8	Letter of Understanding of Business Relationship in North America, dated June 23, 2008, by and between Hulamin Rolled Products and Empire Resources, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.9	Credit Agreement, dated April 28, 2011, by and among Empire Resources, Inc. as borrower, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as lead arranger, agent, swing line bank, issuing bank and acceptance bank, JPMorgan Chase Bank, N.A., as syndication agent, and the banks party thereto (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.10	Supply Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.11	Pre-Payment Advance Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.12	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.13	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.14	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.15	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.16	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.17	Increase Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Committed Banks, and each of the Committed Banks signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.18	First Amendment to the Uncommitted Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks, and each of the Uncommitted Banks signatory thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.19	Second Amendment to the Uncommitted Credit Agreement, dated as of June 11, 2015, by and among Empire Resources, Inc., each of the Uncommitted Banks signatory thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2015).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

23.1**	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii)Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v)Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

** Previously filed as an exhibit to the Original Report.

+ Management contract or compensatory plan or arrangement.

- 18 -