Form 10-Q
period 2016-03-31
EMPIRE RESOURCES INC /NEW/
filed 2016-05-16
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 9, 2016: 8,491,819

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$8,732	$7,315
Trade accounts receivable (less allowance for doubtful accounts of $1,193 and $1,190)	73,417	60,525
Inventories	139,426	157,025
Deferred tax assets	5,102	5,101
Other current assets, including derivatives	7,037	10,601
Total current assets	233,714	240,567
Property and equipment, net	7,321	7,340
Total assets	$241,035	$247,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks (net of unamortized financing costs of $488 and $629)	$123,755	$138,517
Current maturities of mortgage payable	265	265
Subordinated convertible debt net of unamortized discount of $86 and $216	10,914	10,784
Trade accounts payable	40,275	35,741
Income taxes payable	2,624	2,092
Accrued expenses and derivative liabilities	8,670	6,177
Derivative liability for embedded conversion option	241	942
Dividends payable	212	213
Total current liabilities	186,956	194,731

Mortgage payable, net of current maturities	4,903	4,969
Deferred taxes payable	-	8
Total liabilities	191,859	199,708

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at March 31, 2016 and December 31, 2015	117	117
Additional paid-in capital	13,037	13,037
Retained earnings	43,686	42,749
Accumulated other comprehensive loss	(505)	(666)
Treasury stock, 3,252,191 and 3,218,691 shares at March 31, 2016 and December 31, 2015	(7,159)	(7,038)
Total stockholders' equity	49,176	48,199
Total liabilities and stockholders' equity	$241,035	$247,907

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income
(In thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$122,125	$168,253
Cost of goods sold	116,872	161,077
Gross profit	5,253	7,176
Selling, general and administrative expenses	2,954	3,898
Operating income	2,299	3,278
Interest expense, net	1,274	1,675
Income before change in value of derivative liability	1,025	1,603
Reduction in value of derivative liability	700	996
Income before income taxes	1,725	2,599
Income taxes	576	944
Net income	$1,149	$1,655
Weighted average shares outstanding:
Basic	8,510	8,807
Diluted	11,460	11,924
Earnings per share:
Basic	$0.14	$0.19
Diluted	$0.07	$0.09

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,149	$1,655
Other comprehensive income/(loss)
Foreign currency translation adjustments	161	(385)
Comprehensive income	$1,310	$1,270

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows - operating activities:
Net income	$1,149	$1,655
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	186	162
Reduction in value of derivative liability	(700)	(996)
Amortization of convertible note discount	130	197
Imputed interest on vendor advance	-	(26)
Provision for doubtful accounts	(7)	-
Amortization of supply agreement	-	80
Deferred income taxes	(9)	9
Foreign exchange loss and other	152	460
Changes in:
Trade accounts receivable	(12,742)	(19,269)
Inventories	17,989	4,409
Other current assets	2,923	4,959
Trade accounts payable	4,588	(11,217)
Income taxes payable	529	716
Accrued expenses and derivative liabilities	3,013	804
Net cash provided by/(used in) operating activities	17,201	(18,057)
Cash flows - investing activities:
Repayment related to supply agreement	-	833
Purchases of property and equipment	(26)	(116)
Net cash (used in) /provided by investing activities	(26)	717
Cash flows - financing activities:
(Repayment of)/proceeds from notes payable – banks	(15,343)	22,163
Repayments of mortgage loan	(66)	-
Deferred financing costs	-	(13)
Dividends paid	(213)	(449)
Treasury stock purchased	(121)	(741)
Net cash (used in)/provided by financing activities	(15,743)	20,960
Net increase in cash	1,432	3,620
Effect of exchange rate	(15)	(98)
Cash at beginning of period	7,315	1,130
Cash at end of period	$8,732	$4,652
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,147	$1,310
Income taxes	$234	$614
Non cash financing activities:
Dividend declared but not yet paid	$212	$218

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2015	11,750	$117	$13,037	$42,749	$(666)	$(7,038)	$48,199
Treasury stock acquired						(121)	(121)
Net change in cumulative translation adjustment					161		161
Dividends declared ($0.025 per share)				(212)			(212)
Net income				1,149			1,149
Balance at March 31, 2016	11,750	$117	$13,037	$43,686	$(505)	$(7,159)	$49,176

See notes to unaudited consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Unaudited Consolidated Financial Statements

(In thousands, except for per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 8911 Kelso Drive, (organized in June 2015) the owner of the warehouse facility in Essex, Maryland, 6900 Quad Avenue, LLC, the former owner of a warehouse facility in Baltimore, Maryland which was sold in 2015, Empire Resources de Mexico, Imbali Metals BVBA, and Empire Resources (UK) Ltd (organized in February 2015), the Company’s operating subsidiaries in Mexico and Europe. All intercompany balances and transactions have been eliminated on consolidation. The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2016, the original effective date of the statement. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 requires the new guidance to be applied on a retroactive basis. The Company adopted this guidance in the quarter ended March 31, 2016 and resulted in the Company reclassifying long term financing costs, net of amortization of $488 and $629 as of March 31, 2016 and December 31, 2015 respectively, from assets to be shown as a direct deduction from the carrying amount of the related debt liability.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11") which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes- Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

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

3. Interim Financial Statements

The condensed consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the three month periods ended March 31, 2016 and March 31, 2015 no one customer accounted for 10% of the Company’s consolidated sales.

The Company purchases metal products from a limited number of suppliers throughout the world. Three suppliers, Hulamin Ltd, Southeast Aluminum and PT Alumindo Light Metal Industry Tbk (“PT. Alumindo”) accounted for an aggregate of 51% of total purchases during the three month period ended March 31, 2016. For the three month period ended March 31, 2015, two suppliers, PT Alumindo and Southeast Aluminium accounted for an aggregate of 37% of total purchases.

The loss of any one of the Company’s largest suppliers or a material default by any such supplier in its obligations to the Company could have a material adverse effect on the Company’s business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of March 31, 2016, there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During the three month period ended March 31, 2016, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of March 31, 2016, the Company repurchased a total of 1,746 shares under the repurchase program for an aggregate cost of $5,338. During the three month periods ended March 31, 2016 and 2015, the Company repurchased 33 and 164 common shares at a cost of $121 and $741, respectively.

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

9. Notes Payable—Banks

On June 19, 2014 the Company entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, these lines were amended and increased the working capital credit agreement by $50,000 increasing the overall line of credit to $275,000. The amended committed credit agreement has been increased by $35,000 to $185,000, and the uncommitted credit facility, increased by $15,000 to $90,000. There are no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional increase available under the term of these agreements is $25,000, subject to certain restrictions and conditions. Borrowings under this line of credit are secured by substantially all of the Company’s assets.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of March 31, 2016, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 18, 2016 unless otherwise agreed to.  As of March 31, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $136,168 and $158,922 (including approximately $22,168 and $27,922 of outstanding letters of credit). As of March 31, 2016 the committed line of credit had loans outstanding of $101,000 and the uncommitted line of credit had loans outstanding of $13,000. The uncommitted facility is expected to be renewed for one year with the current lenders.

The Company’s wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$9,105) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$14,226) to replace ING and utilized EUR 4,000 (US$4,552) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9% This secured credit arrangement is unconditionally guaranteed by the Company. As of March 31, 2016, the outstanding loan amounted to EUR 9,000 (US$10,243) and letters of credit of $816. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US$8,536) and letters of credit of $1,500. As of March 31, 2016, Imbali was in compliance with all financial covenants.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  As of March 31, 2016, the notes are convertible at the option of the holders into shares of common stock at a conversion rate of 265.82 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.76 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects twenty adjustments for dividends declared on the Company’s common stock since the issuance of the notes.  In addition, if the last reported sale price of the Company’s common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, the Company has the right, in its sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The purchase agreement pursuant to which the notes were issued contains covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. As of March 31, 2016, the Company was in compliance with all covenants. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes. The notes which mature on June 1, 2016 are scheduled to be repaid in full on that date.

As a result of transactions which cause adjustments to the conversion rate, the embedded conversion option was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability is carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability will result in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount is being amortized as additional interest expense over the term of the notes. During the three month periods ended March 31, 2016 and 2015, the change in the fair value of the derivative liability resulted in a gain of $700 and $996, respectively. Amortization of the discount amounted to $130 and $197 for the three month periods end March 31, 2016 and 2015, respectively.

The derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of March 31, 2016, December 31, 2015 and issuance:

	March 31, 2016	December 31, 2015	June 3, 2011

Equity value	$27,878	$29,846	$36,811
Volatility	50%	60%	70%
Risk free return	0.21%	0.49%	1.60%
Dividend yield	3.05%	2.87%	2.51%
Strike price	$3.76	$3.79	$4.65

The majority of proceeds of the convertible subordinated debt was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo Light Metal Industry Tbk, (PT. Alumindo) a leading producer of high quality semi-finished aluminum products, and its affiliates.  The agreement called for, and the Company provided a $10,000 non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  The agreements also provided for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan was being repaid to the Company beginning on January 1, 2013 in monthly installments of $278 and was fully repaid on December 1, 2015.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$1,149	$1,655
Add back of interest on convertible subordinated debt, net of taxes	170	170
Add back of amortization of discount on convertible subordinated debt, net of taxes	80	122
Adjustment for change in value of convertible note derivative, net of taxes	(651)	(921)
Numerator for diluted earnings per share	$748	$1,026
Denominator:
Weighted average shares outstanding-basic	8,510	8,807
Dilutive effect of convertible subordinated debt	2,924	2,850
Dilutive effect of stock options	26	267
Weighted average shares outstanding-diluted	11,460	11,924
Basic earnings per share	$0.14	$0.19
Diluted earnings per share	$0.07	$0.09

12. Dividends

On March 23, 2016, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 5, 2016. The dividend, totaling $212, was paid on April 12, 2016. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated		March 31,	December 31,
as fair value hedges	Balance Sheet Location	2016	2015
Asset (liability) derivatives:
Aluminum futures contracts	Other current assets, including derivatives	$1,097	$3,892
Aluminum futures contracts	Accrued expenses and derivative liabilities	(29)	-
Foreign currency forward contracts	Accrued expenses and derivative liabilities	(912)	(348)
Total		$156	$3,544

For the periods ended March 31, 2016 and March 31, 2015, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging	Location of Gain or	Three Months Ended March 31,
relationships	(Loss) Recognized	2016	2015
Foreign currency forward contracts	(a) Cost of goods sold	$(465)	$674
Aluminum futures	(b) Cost of goods sold	3,803	4,260
Total		$3,338	$4,934

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting gains in the three months ended March 31, 2016 and losses in the three months ended March 31, 2015 are included in cost of goods sold in the same respective amounts.
b)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2016 and 2015 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015 are classified as follows:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$134,014			$149,451
Aluminum futures contracts	$1,097			$3,892
Liabilities:
Foreign currency forward contracts	$912			348
Embedded conversion option			$241			$942
Aluminum futures contracts	$29

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks approximate fair value as of March 31, 2016 and December 31, 2015, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at March 31, 2016 and December 31, 2015, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. Derivative financial instruments are carried at fair value (see Note 13).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended March 31,
	2016	2015
United States	$88,996	$117,912
Europe	13,231	10,566
Australia & New Zealand	10,392	12,609
Canada	9,287	13,960
Latin America	219	13,206
	$122,125	$168,253

17. Accumulated Other Comprehensive (Loss)

Changes in accumulated other comprehensive (loss) on an after tax basis are as follows:

Three Months ended March 31, 2016	Foreign Currency Translation	Total
Beginning balance	$(666)	$(666)
Other comprehensive income for the period	161	161
Ending balance	$(505)	$(505)

Three Months ended March 31, 2015	Foreign Currency Translation	Total
Beginning balance	$(334)	$(334)
Other comprehensive loss for the period	(385)	(385)
Ending balance	$(719)	$(719)

18. Commitments

The Company had $22,984 in outstanding letters of credit to certain of its suppliers at March 31, 2016 and $29,422 at December 31, 2015.

19. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year to date ordinary income. The effect on the tax rate related to income or loss attributable to the change in value of the derivative liability is separately computed and recognized as such income or loss occurs. The disproportionate relationship between income taxes and pre-tax income for the three months ended March 31, 2016 and 2015, results primarily from no deferred tax being provided on the non-taxable gain resulting from the change in the value of the derivative liability to the extent such gains exceeds the $130 and $197 amortization of the related debt discount, for which a deferred tax benefit is provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 10-K filed with the Securities and Exchange Commission on March 30, 2016. All numbers used in this discussion are in thousands, except for per share information and percentages.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission on March 30, 2016, and those described from time to time in our other reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers furnished approximately 51% of our products during the first three months of 2016 as compared to an aggregate of 37% of our products during the same period in 2015. We place orders with our suppliers based upon orders that we receive from our customers and also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of March 31, 2016, we had $73,417 in trade receivables, after an allowance for doubtful accounts of $1,193. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain credit insurance policies on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended March 31, 2016 and 2015

During the three months ended March 31, 2016, net sales decreased by $46,128, from $168,253 to $122,125 or 27.4% from the same period in 2015.  The Latin American economy, particularly Brazil, has suffered a precipitous drop in local currencies adding to economic stresses. We determined that the markets were unstable and did not enter into new contracts with local customers resulting in a decline of Latin American sales of $12,987 in the three month period ended March 31, 2016 as compared to the same period in 2015. Additionally, our sales in North America declined by $28,916 comprised of a decline in our steel sales offset by an increase in our aluminum sales.

Gross profit decreased by $1,923, to $5,253 during the three months ended March 31, 2016, from $7,176 in the same period of 2015, representing a 26.8% decrease, attributable to decreased sales.

Selling, general and administrative expenses during the three months ended March 31, 2016 decreased by $944 from $3,898 to $2,954 primarily as a result of lower compensation costs and consulting expenses.

During the three months ended March 31, 2016, interest expense decreased 23.9% or $401 to $1,274 from $1,675 for the same period in 2015 as a result of decreased bank loans due to reduced inventory levels. During the three months ended March 31, 2016 and 2015, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $275 and $275, respectively. Amortization of the debt discount in connection with these notes totaled $130 for the three months ended March 31, 2016 and $197 for March 31, 2015.

During the three months ended March 31, 2016 income before other expenses declined by $578 from $1,603 to $1,025 or 36%. This decline is primarily due to the decline in sales and gross profit, offset by the decrease in selling, general and administrative expenses described above.

Our 10% Convertible Senior Subordinated Notes Due June 1, 2016 have an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability is carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $700 during the three month period ended March 31, 2016 as compared to a $996 non-cash non-operating gain during the same period in 2015. The valuation has numerous inputs, however, these changes are driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating gains of $700 and $996 during the quarters ended March 31, 2016 and 2015, respectively. Accordingly, the tax rate for the quarter ended March 31, 2016 was 33% and 36% for the quarter ended March 31, 2015.

Net income decreased to $1,149 during the three months ended March 31, 2016 from a $1,655 during the three months ended March 31, 2015. The decrease in net income of $506 is primarily a function of reduced sales for the quarter.

Liquidity and Capital Resources

Overview

At March 31, 2016, we had cash of $8,732, net accounts receivable of $73,417, senior secured debt of $124,243, and subordinated debt of $11,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months and the repayment of the convertible debt due in June 2016, if not converted. However, we will require additional debt or equity financing in connection with future expansion of operations.

Comparison of Three Month Periods Ended March 31, 2016 and 2015

Net cash provided by operating activities was $17,201 during the three months ended March 31, 2016, as compared to $18,057 used in operating activities during the same period in 2015. In the three months ended March 31, 2016 cash provided by operating activities resulted primarily from decreases in inventories of $17,989, increases in accounts payable of $4,588, offset by increases in trade accounts receivable of $12,742.

Our days sales outstanding decreased from 58 days in March 2015 to 54 days in March 2016 attributable to reduced sales in Latin America which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of March 2015 was approximately 71 days of sales as compared to 75 days as of the same date in 2016. Total inventory levels have been reduced by $17,989 since December 2015, as we continue to manage our inventory downwards to align with our sales volume. Our inventory turn rate, including materials in transit, was 3.6 times or 100 days on hand, as of March 31, 2015 as compared to 3.5 times or 103 days on hand as of March 31, 2016. The days payable outstanding was 37 days as of March 2016, as compared to 18 days for the same period in 2015.

Cash flows used in and provided by investing activities during the three months ended March 31, 2016 and 2015, amounted to $26 and $717 respectively. During 2015, this was primarily the monthly repayment by PT. Alumindo of the advance related to our supply agreement, which was paid in full as of the end of 2015.

Cash flows used in financing activities during the three months ended March 31, 2016, amounted to $15,743, as compared to cash provided by financing activities of $20,960 during the same period in 2015.  During the first three months of 2016, we reduced notes payable to banks by $15,343 as compared to an increase of $22,163 in notes payable during the first three months of 2015.

Credit Agreements and Other Debt

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of March 30, 2016, we were in compliance with all covenants under these lines of credit.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. On June 11, 2015 the Company entered into a Second Amendment to the Uncommitted Credit Agreement which amended the termination date to June 18, 2016 from June 19, 2015. As of March 31, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $136,168 and $158,922 (including approximately $22,168 and $27,922 of outstanding letters of credit). As of March 31, 2016, the committed line of credit had loans outstanding of $101,000 and the uncommitted line of credit had loans outstanding of $13,000.

Our wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$9,105) commitment for loans and documentary letters of credit. On July 30, 2015 Imbali entered into a credit agreement with Rabobank to replace the line of credit with ING Belgium for a line of credit of EUR 12,500(US$14,226). Imbali utilized EUR 4,000 (US$4,552) under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by us. As of March 31, 2016, the outstanding loan amounted to EUR 9,000 (US $10,243), as compared to loans outstanding of EUR 7,500 (US $8,536) on December 31, 2015. As of March 31, 2016, Imbali was in compliance with all financial covenants.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors. On August 18, 2014, a note holder converted $1,000 of notes into common stock.  The notes are currently convertible at the option of the holders into shares of common stock at a conversion rate of 265.82 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflects twenty adjustments for dividends.  In addition, if the last reported sale price of the common stock for 30 consecutive trading days is equal to or greater than $7.00, and a registration statement is effective covering the resale of the shares of common stock issuable upon conversion of the notes, we have the right, in our sole discretion, to require the holders to convert all or part of their notes at the then applicable conversion rate.  Interest on the notes is payable in arrears on the first day of June and December every year the notes are outstanding. The notes which mature on June 1, 2016 are scheduled to be repaid in full on that date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended March 31, 2016 (all numbers in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	21	$3.46	21	266
February 1, 2016 - February 29, 2016	7	$3.51	7	259
March 1, 2016 - March 31, 2016	5	$3.44	5	254
Total	33	$3.47	33	254

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014, the Board of Directors authorized a change in the maximum per share price from $3.50 to $5.00 per share. As of March 31, 2016, approximately 1.746 million of the 2 million shares authorized have been repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: May 16, 2016	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

_______________________

*           Filed herewith.