Form 10-Q
period 2016-06-30
EMPIRE RESOURCES INC /NEW/
filed 2016-08-15
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 9, 2016: 8,463,014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$6,358	$7,315
Trade accounts receivable (less allowance for doubtful accounts of $1,192 and $1,190)	65,507	60,525
Inventories	123,418	157,025
Deferred tax assets	5,102	5,101
Other current assets, including derivatives	4,064	10,601
Total current assets	204,449	240,567
Property and equipment, net	7,395	7,340
Total assets	$211,844	$247,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks (net of unamortized financing costs of $496 and $629)	$127,946	$138,517
Current maturities of mortgage payable	265	265
Subordinated convertible debt net of unamortized discount of $216	-	10,784
Trade accounts payable	15,650	35,741
Income taxes payable	3,135	2,092
Accrued expenses and derivative liabilities	9,936	6,177
Derivative liability for embedded conversion option	-	942
Dividends payable	340	213
Total current liabilities	157,272	194,731

Mortgage payable, net of current maturities	4,836	4,969
Deferred taxes payable	3	8
Total liabilities	162,111	199,708

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at June 30, 2016 and December 31, 2015	117	117
Additional paid-in capital	13,037	13,037
Retained earnings	44,309	42,749
Accumulated other comprehensive loss	(521)	(666)
Treasury stock, 3,266,186 and 3,218,691 shares at June 30, 2016 and December 31, 2015	(7,209)	(7,038)
Total stockholders' equity	49,733	48,199
Total liabilities and stockholders' equity	$211,844	$247,907

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$122,511	$134,486	$244,636	$302,739
Cost of goods sold	116,576	128,808	233,448	289,885
Gross profit	5,935	5,678	11,188	12,854
Selling, general and administrative expenses	3,629	3,640	6,583	7,538
Operating income	2,306	2,038	4,605	5,316
Interest expense, net	1,068	1,571	2,342	3,246
Income before change in value of derivative liability	1,238	467	2,263	2,070
Reduction in value of derivative liability	242	412	942	1,408
Income before income taxes	1,480	879	3,205	3,478
Income taxes	518	75	1,094	1,019
Net income	$962	$804	$2,111	$2,459
Weighted average shares outstanding:
Basic	8,525	8,863	8,501	8,753
Diluted	10,513	11,864	10,970	11,821
Earnings per share:
Basic	$0.11	$0.09	$0.25	$0.28
Diluted	$0.09	$0.06	$0.15	$0.15

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$962	$804	$2,111	$2,459
Other comprehensive (loss)/income
Foreign currency translation adjustments	(16)	130	145	(255)
Comprehensive income	$946	$934	$2,256	$2,204

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows - operating activities:
Net income	$2,111	$2,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	318
Reduction in value of derivative liability	(942)	(1,408)
Amortization of convertible note discount	216	327
Imputed interest on vendor advance	-	(43)
Provision for doubtful accounts	(7)	-
Amortization of supply agreement	-	160
Deferred income taxes	(5)	85
Foreign exchange loss and other	778	342
Changes in:
Trade accounts receivable	(5,210)	1,907
Inventories	33,501	28,080
Other current assets	6,516	1,294
Trade accounts payable	(20,093)	(13,898)
Income taxes payable	1,042	199
Accrued expenses and derivative liabilities	3,780	(194)
Net cash provided by operating activities	22,059	19,628
Cash flows - investing activities:
Repayment related to supply agreement	-	1,666
Purchases of property and equipment	(147)	(180)
Net cash (used in)/provided by investing activities	(147)	1,486
Cash flows - financing activities:
Repayment of notes payable – banks	(10,883)	(15,600)
Repayment of convertible subordinated debt	(11,000)	-
Purchase of stock options	-	(922)
Excess tax benefit related to purchase of stock options	-	282
Repayments of mortgage loan	(132)	-
Deferred financing costs	(148)	(158)
Dividends paid	(426)	(668)
Treasury stock purchased	(171)	(1,098)
Net cash used in financing activities	(22,760)	(18,164)
Net (decrease)/increase in cash	(848)	2,950
Effect of exchange rate	(109)	(41)
Cash at beginning of period	7,315	1,130
Cash at end of period	$6,358	$4,039
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,219	$2,769
Income taxes	$1,380	$2,046
Non cash financing activities:
Dividend declared but not yet paid	$340	$216

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2015	11,750	$117	$13,037	$42,749	$(666)	$(7,038)	$48,199
Treasury stock acquired						(171)	(171)
Change in cumulative translation adjustment					145		145
Dividends declared ($0.065 per share)				(551)			(551)
Net income				2,111			2,111
Balance at June 30, 2016	11,750	$117	$13,037	$44,309	$(521)	$(7,209)	$49,733

See notes to unaudited consolidated financial statements

Empire Resources, Inc. and Subsidiaries.

Notes to Unaudited Consolidated Financial Statements

(In thousands, except for per share amounts)

1. The Company

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 8911 Kelso Drive, (organized in June 2015) the owner of the warehouse facility in Essex, Maryland, 6900 Quad Avenue, LLC, the former owner of a warehouse facility in Baltimore, Maryland which was sold in 2015, Imbali Metals BVBA, Empire Resources (UK) Ltd (organized in February 2015), and Empire Resources de Mexico, the Company’s operating subsidiaries in Europe and Mexico. All intercompany balances and transactions have been eliminated on consolidation. The Company purchases and sells semi-finished aluminum and steel products to a diverse customer base located in the Americas, Australia, Europe and New Zealand.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 requires the new guidance to be applied on a retroactive basis. The Company adopted this guidance in the quarter ended March 31, 2016 and resulted in the Company reclassifying long term unamortized financing costs of $496 and $629 as of June 30, 2016 and December 31, 2015 respectively, from assets to be shown as a direct deduction from the carrying amount of the related debt liability.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of its operations and cash flows for the three and six months ended June 30, 2016 and 2015. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the six month period ended June 30, 2016, one customer, Ryerson, Inc. accounted for 10.4% of the Company’s consolidated sales as compared to 10.3% for the period ended June 30, 2015.

The Company purchases metal products from a limited number of suppliers throughout the world. Three suppliers, Hulamin Ltd, Southeast Aluminum and PT Alumindo Light Metal Industry Tbk (“PT. Alumindo”) accounted for an aggregate of 54% of total purchases during the six month period ended June 30, 2016. For the six month period ended June 30, 2015, two suppliers, PT Alumindo and Southeast Aluminium accounted for an aggregate of 44% of total purchases.

The loss of any one of the Company’s largest suppliers or a material default by any such supplier in its obligations to the Company could have a material adverse effect on the Company’s business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of June 30, 2016, there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During the six month period ended June 30, 2016, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of June 30, 2016, the Company repurchased a total of 1,760 shares under the repurchase program for an aggregate cost of $5,389. During the six month periods ended June 30, 2016 and 2015, the Company repurchased 47 and 248 common shares at a cost of $171 and $1,098, respectively.

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

9. Notes Payable—Banks

On June 19, 2014 the Company entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, these lines were amended and increased the working capital credit agreement by $50,000 increasing the overall line of credit to $275,000. The amended committed credit agreement was increased by $35,000 to $185,000, and the uncommitted credit facility was increased by $15,000 to $90,000. On June 14, 2016 the Company amended the committed credit facility by reducing the facility to $162,500. In addition, the Company also amended the uncommitted credit facility by reducing the facility to $50,000, and extending the termination date to June 19, 2017. There are no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional increase available under the term of the committed credit facility is $40,000, subject to certain restrictions and conditions. Borrowings under this line of credit are secured by substantially all of the Company’s assets. During the first half of 2017, prior to the expiration of the credit agreements, the Company expects to renew its credit agreements, however there can be no assurances that it will be able to successfully conclude new agreements.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of June 30, 2016, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed and uncommitted lines of credit mature June 19, 2017.  As of June 30, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $147,048, and $158,922 (including approximately $28,048, and $27,922 of outstanding letters of credit). As of June 30, 2016 the committed line of credit had loans outstanding of $107,000 and the uncommitted line of credit had loans outstanding of $12,000.

The Company’s wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$8,886) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$13,885) to replace ING and utilized EUR 4,000 (US$4,443) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9% This secured credit arrangement is unconditionally guaranteed by the Company. As of June 30, 2016, the outstanding loan amounted to EUR 8,500 (US$9,442) and letters of credit of $3,728. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US$8,331) and letters of credit of $1,500. As of June 30, 2016, Imbali was in compliance with all financial covenants.

10. Convertible Subordinated Debt

On June 3, 2011, the Company issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.  On June 1, 2016, the remaining $11,000 principal amount of outstanding notes was repaid in full. Prior to the repayment, the notes were convertible at the option of the note holders into shares of common stock at a conversion rate of 265.82 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.762 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The last conversion price reflected twenty adjustments for dividends declared on the Company’s common stock since the issuance of the notes. Interest on the notes was payable in arrears on the first day of June and December every year the notes were outstanding. The purchase agreement pursuant to which the notes were issued contained covenants, including restrictions on the Company’s ability to incur certain indebtedness and create certain liens. Officers and directors of the Company and certain affiliated entities purchased $4,000 principal amount of the notes.

As a result of transactions which caused adjustments to the conversion rate, the embedded conversion option was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability was carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability resulted in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount was being amortized as additional interest expense over the term of the notes. The change in the fair value of the derivative liability resulted in gains of $242 and $412 during the three month periods ended June 30, 2016 and 2015, respectively and $942 and $1,408 during the six month periods ended June 20, 2016 and 2015 respectively. Amortization of the discount amounted to $86 and $130 for the three month periods ended June 30, 2016 and 2015, respectively, and $216 and $327 for the six month periods ended June 30, 2016 and 2015 respectively.

The derivative liability had a carrying value of $0 at maturity on June 1, 2016. Prior to maturity the derivative liability was valued using a lattice model using unobservable level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations as of December 31, 2015, June 30, 2015 and issuance:

	December 31, 2015	June 30, 2015	June 3, 2011

Equity value	$29,846	$35,215	$36,811
Volatility	60%	30%	70%
Risk free return	0.49%	0.28%	1.60%
Dividend yield	2.87%	2.47%	2.51%
Strike price	$3.79	$3.84	$4.65

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

11. Earnings per Share

Basic earnings per share are based upon weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock from assumed exercise of the outstanding stock options using the treasury stock method and assumed conversion of subordinated debt. The convertible debt is assumed to have been converted at the beginning of the period and the related dilutive common shares assumed issued upon conversion are included in the denominator for the period up to the date the debt was repaid.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$962	$804	$2,111	$2,459
Add back of interest on convertible subordinated debt, net of taxes	113	170	283	340
Add back of amortization of discount on convertible subordinated debt, net of taxes	53	80	134	202
Adjustment for change in value of convertible note derivative, net of taxes	(208)	(362)	(859)	(1,283)
Numerator for diluted earnings per share	$920	$692	$1,669	$1,718
Denominator:
Weighted average shares outstanding-basic	8,525	8,863	8,501	8,753
Dilutive effect of convertible subordinated debt	1,961	2,868	2,443	2,868
Dilutive effect of stock options	27	133	26	200
Weighted average shares outstanding-diluted	10,513	11,864	10,970	11,821
Basic earnings per share	$0.11	$0.09	$0.25	$0.28
Diluted earnings per share	$0.09	$0.06	$0.15	$0.15

12. Dividends

On March 23, 2016, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 5, 2016. The dividend, totaling $212, was paid on April 12, 2016. On June 29, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on July 14, 2016. The dividend totaling $340 was paid on July 22, 2016. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset (liability) derivatives:
Aluminum futures contracts	Other current assets, including derivatives		$3,892
Foreign currency forward contracts	Other current assets, including derivatives	$115
Aluminum futures contracts	Accrued expenses and derivative liabilities	(3,556)	-
Foreign currency forward contracts	Accrued expenses and derivative liabilities		(348)
Total		$(3,441)	$3,544

For the three and six month periods ended June 30, 2016 and June 30, 2015, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Three Months Ended June 30,		Six Months Ended June 30,
relationships		(Loss) Recognized	2016	2015	2016	2015
Foreign currency forward contracts	(a)	Cost of goods sold	$93	$(1,153)	$(372)	$(479)
Aluminum futures	(b)	Cost of goods sold	145	5,736	3,948	9,996
Total			$238	$4,583	$3,576	$9,517

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in the three months and gains in the six months ended June 30, 2016 and gains in the three and six months ended June 30, 2015 are included in cost of goods sold in the same respective amounts.
b)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2016 and 2015 are included in cost of goods sold in the same respective amounts.

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

Derivative contracts consisting of aluminum contracts and foreign currency contracts are valued using quoted market prices and significant other observable inputs. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Major categories of assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015 are classified as follows:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$118,137			$149,451
Aluminum futures contracts				3,892
Foreign currency forward contracts	115
Liabilities:
Foreign currency forward contracts				348
Embedded conversion option						$942
Aluminum futures contracts	3,556

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks approximate fair value as of June 30, 2016 and December 31, 2015, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at December 31, 2015, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. Derivative financial instruments are carried at fair value (see Note 13).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$90,056	$107,504	$179,052	$225,416
Europe	12,292	8,103	25,523	18,670
Canada	11,377	10,371	20,664	24,331
Australia & New Zealand	7,849	7,125	18,242	19,734
Latin America	937	1,383	1,155	14,588
	$122,511	$134,486	$244,636	$302,739

17. Accumulated Other Comprehensive (Loss)

Changes in accumulated other comprehensive (loss) on an after tax basis are as follows:

Three Months ended June 30, 2016	Foreign Currency Translation	Total
Beginning balance	$(505)	$(505)
Other comprehensive (loss) for the period	(16)	(16)
Ending balance	$(521)	$(521)

Three Months ended June 30, 2015	Foreign Currency Translation	Total
Beginning balance	$(719)	$(719)
Other comprehensive income for the period	130	130
Ending balance	$(589)	$(589)

Six Months ended June 30, 2016	Foreign Currency Translation	Total
Beginning balance	$(666)	$(666)
Other comprehensive income for the period	145	145
Ending balance	$(521)	$(521)

Six Months ended June 30, 2015	Foreign Currency Translation	Total
Beginning balance	$(334)	$(334)
Other comprehensive loss for the period	(255)	(255)
Ending balance	$(589)	$(589)

18. Commitments

The Company had $31,776 in outstanding letters of credit to certain of its suppliers at June 30, 2016 and $29,422 at December 31, 2015.

19. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year to date ordinary income. The effect on the tax rate related to income or loss attributable to the change in value of the derivative liability is separately computed and recognized as such income or loss occurs. The disproportionate relationship between income taxes and pre-tax income for the three and six months ended June 30, 2016 and 2015, results primarily from no deferred tax being provided on the non-taxable gain resulting from the change in the value of the derivative liability to the extent such gains exceeds the $216 and $327 amortization of the related debt discount for the six months ended June 30, 2016 and 2015, respectively, for which a deferred tax benefit is provided.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers furnished approximately 54% of our products during the first six months of 2016 as compared to an aggregate of 44% of our products during the same period in 2015. We place orders with our suppliers based upon orders that we receive from our customers and also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our financial statements. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of June 30, 2016, we had $65,507 in trade receivables, after an allowance for doubtful accounts of $1,192. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain credit insurance policies on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended June 30, 2016 and 2015

During the three months ended June 30, 2016, net sales decreased by $11,975, from $134,486 to $122,511 or 8.9 % from the same period in 2015.   Sales in the United States declined by $17,448 comprised of a decline in our steel volume offset by an increase in our aluminum volume. Our sales in Europe increased by $4,189 in the second quarter of 2016 when compared to the same period in 2015.

Gross profit increased by $257, to $5,935 during the three months ended June 30, 2016, from $5,678 in the same period of 2015, representing a 4.5% increase. As a result of reduced inventory levels, our purchase of a new warehouse in the fourth quarter of 2015, we were able to achieve reduced storage, freight and handling costs, yielding a positive impact on gross profit. Additionally, we negotiated lower ocean freight rates due to softer container line shipping market conditions. These improvements were partially offset by losses generated from the revaluation of our UK subsidiary’s dollar denominated liabilities.

Selling, general and administrative expenses during the three months ended June 30, 2016 decreased by $11 from $3,640 to $3,629.

During the three months ended June 30, 2016, interest expense decreased 32% or $503 to $1,068 from $1,571 for the same period in 2015 as a result of decreased bank loans due to reduced inventory levels as well as the elimination of interest on the subordinated debt for the last month of the period, as such debt was repaid in full on June 1, 2016. During the three months ended June 30, 2016 and 2015, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $183 and $275, respectively. Amortization of the debt discount in connection with these notes totaled $86 and $130 for the three months ended June 30, 2016 and June 30, 2015, respectively.

During the three months ended June 30, 2016 income before the change in value of derivative liability increased by $771 from $467 to $1,238 or 165%. This increase is primarily due to the reduction in interest expense as well as the improved gross profit.

The 10% Convertible Senior Subordinated Notes Due June 1, 2016 had an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability was carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $242 during the three month period ended June 30, 2016 as compared to a $412 non-cash non-operating gain during the same period in 2015. The valuation has numerous inputs, however, these changes were driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating gains of $242 and $412, to the extent they exceeded the amortization of the related debt discount during the quarters ended June 30, 2016 and 2015, respectively. Accordingly, the tax rate for the quarter ended June 30, 2016 was 35% and 9% for the quarter ended June 30, 2015.

Net income increased by $158 to $962 during the three months ended June 30, 2016 from $804 during the three months ended June 30, 2015. The increase in net income of $158 or 19.7% is the result of improved gross profit margins, decreases in interest expense offset by reduced sales for the quarter.

Comparison of Six Months Ended June 30, 2016 and 2015

During the six months ended June 30, 2016, net sales decreased by $58,103, from $302,739 to $244,636 or 19.2 % from the same period in 2015.  The Latin American economy, particularly the Brazilian economy, has suffered a precipitous drop in local currencies adding to economic stresses. We determined that the markets were unstable and did not enter into new contracts with local customers resulting in a decline of Latin American sales of $13,433 in the six month period ended June 30, 2016 as compared to the same period in 2015. Additionally, our sales in North America declined by $50,031 comprised of a decline in our steel sales and aluminum sales.

Gross profit decreased by $1,666, to $11,188 during the six months ended June 30, 2016, from $12,854 in the same period of 2015, representing a 13.0% decrease, attributable to reduced sales, offset by improved gross profit margins. As a result of reduced inventory levels, our purchase of a new warehouse in the fourth quarter of 2015, we were able to achieve reduced storage, freight and handling costs, yielding a positive impact on gross profit. Additionally, we negotiated lower ocean freight rates due to softer container line shipping market conditions. These improvements were partially offset by losses generated from the revaluation of our UK subsidiary’s dollar denominated liabilities.

Selling, general and administrative expenses during the six months ended June 30, 2016 decreased by $955 from $7,538 to $6,583 primarily as a result of lower compensation costs, offset by increased unused bank commitment fees.

During the six months ended June 30, 2016, interest expense decreased 27.9% or $904 to $2,342 from $3,246 for the same period in 2015 as a result of decreased bank loans due to reduced inventory levels as well as the elimination of interest on the subordinated debt for the last month of the period as such debt was repaid in full on June 1, 2016. During the six months ended June 30, 2016 and 2015, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $458 and $550, respectively. Amortization of the debt discount in connection with these notes totaled $216 for the three months ended June 30, 2016 and $327 for June 30, 2015.

During the six months ended June 30, 2016 income before change in value of derivative liability increased by $193 from $2,070 to $2,263 or 9.3%. This increase is primarily due to reduced interest expense, reduced selling, general and administrative expenses offset by reduced gross profit due to the decline in sales.

The 10% Convertible Senior Subordinated Notes Due June 1, 2016 had an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability was carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $942 during the six month period ended June 30, 2016 as compared to a $1,408 non-cash non-operating gain during the same period in 2015. The valuation has numerous inputs, however, these changes were driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating gains of $942 and $1,408, to the extent they exceeded the amortization of the related debt discount during the six month periods ended June 30, 2016 and 2015, respectively. Accordingly, the tax rate for the six months ended June 30, 2016 was 34.1% and 29.3% for the six months ended June 30, 2015.

Net income decreased to $2,111 during the six months ended June 30, 2016 from a $2,459 during the six months ended June 30, 2015 a decrease of $348. This decrease is the result of reduced sales for the six month period ending June 30, 2016, offset by lower operating and interest expenses.

Liquidity and Capital Resources

Overview

At June 30, 2016, we had cash of $6,358, net accounts receivable of $65,507, and senior secured debt of $119,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with future expansion of operations.

Comparison of Six Month Periods Ended June 30, 2016 and 2015

Net cash provided by operating activities was $22,059 during the six months ended June 30, 2016, as compared to $19,628 during the same period in 2015. In the six months ended June 30, 2016 cash provided by operating activities resulted primarily from decreases in inventories of $33,501, offset by increases in trade accounts receivable of $5,210 and decreases in accounts payable of $20,093.

Our days sales outstanding decreased from 52 days in June 2015 to 48 days in June 2016 attributable to continued reduction of sales in Latin America which has longer payment cycles. Our inventory in warehouses, available for delivery to customers, as of June 2015 was approximately 74 days of sales as compared to 66 days as of the same date in 2016. Total inventory levels have been reduced by $33,501 since December 2015, as we continue to manage our inventory downwards to align with our sales volume. Our inventory turn rate, including materials in transit, was 3.7 times or 97 days on hand, as of June 30, 2015 as compared to 4.0 times or 91 days on hand as of June 30, 2016. The days payable outstanding was 14 days as of June 2016, as compared to 20 days for the same period in 2015.

Cash flows used in and provided by investing activities during the six months ended June 30, 2016 and 2015, amounted to $147 and $1,486 respectively. During 2015, this was primarily the monthly repayment by PT. Alumindo of the advance related to our supply agreement, which was repaid in full as of the end of 2015.

Cash flows used in financing activities during the six months ended June 30, 2016, amounted to $22,760, as compared to $18,164 during the same period in 2015.  During the six month period ended June 30, 2016 we reduced notes payable to banks by $10,883 as compared to $15,600 in notes payable during the same period of 2015. In addition, on June 1, 2016, we repaid our 10% Convertible Subordinated Debt in full.

Credit Agreements and Other Debt

On June 19, 2014 we entered into an amended and restated committed credit agreement with Rabobank International, for itself and as lead arranger and agent, BNP Paribas, for itself and as syndication agent, and Société Générale, ABN AMRO, RB International, and Brown Brothers Harriman as well as a new uncommitted line of credit with Rabobank International, BNP Paribas and Société Générale. Both credit lines are secured, asset-based credit facilities. The committed credit facility provided for amounts up to $150,000, and the uncommitted facility provided for a maximum amount of $75,000. The agreement also allowed for an additional increase in the committed credit facility of $75,000, for a total of $300,000, subject to certain restrictions and conditions. On December 18, 2014, these lines were amended and increased the working capital credit agreement by $50,000 increasing the overall line of credit to $275,000. The amended committed credit agreement was increased by $35,000 to $185,000, and the uncommitted credit facility was increased by $15,000 to $90,000. On June 14, 2016 we amended the committed credit facility by reducing the facility to $162,500. In addition, we also amended the uncommitted credit facility by reducing the facility to $50,000, and extending the termination date to June 19, 2017. There are no changes to the interest rate or to the maturity date of the committed facility, which remains June 19, 2017. Subsequent to these amendments the additional increase available under the terms of the committed credit facility is $40,000, subject to certain restrictions and conditions. Borrowings under this line of credit are secured by substantially all of our assets. During the first half of 2017, prior to the expiration of the credit agreements, we expect to renew our credit agreements, however there can be no assurances that we will be able to successfully conclude new agreements.

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of June 30, 2016, we were in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed and uncommitted lines of credit mature June 19, 2017.  As of June 30, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $147,048, and $158,922 (including approximately $28,048, and $27,922 of outstanding letters of credit). As of June 30, 2016 the committed line of credit had loans outstanding of $107,000 and the uncommitted line of credit had loans outstanding of $12,000.

Our wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$8,886) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$13,885) to replace ING and utilized EUR 4,000 (US$4,443) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9% This secured credit arrangement is unconditionally guaranteed by us. As of June 30, 2016, the outstanding loan amounted to EUR 8,500 (US$9,442) and letters of credit of $3,728. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US$8,331) and letters of credit of $1,500. As of June 30, 2016, Imbali was in compliance with all financial covenants.

On June 3, 2011, we issued $12,000 principal amount of 10% Convertible Senior Subordinated Notes Due June 1, 2016 in a private placement to selected accredited investors.   On June 1, 2016, the remaining $11,000 principal amount of outstanding notes were repaid in full. Prior to the repayment, the notes were convertible at the option of the note holders into shares of common stock at a conversion rate of 265.82 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of $3.762 per share of common stock), subject to dilutive adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The last conversion price reflected twenty adjustments for dividends declared on our common stock since the issuance of the notes. Interest on the notes was payable in arrears on the first day of June and December every year the notes were outstanding. The purchase agreement pursuant to which the notes were issued contained covenants, including restrictions on our ability to incur certain indebtedness and create certain liens.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by

Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended June 30, 2016 (all numbers in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	5	$3.52	5	249
May 1, 2016 - May 31, 2016	1	$3.62	1	248
June 1, 2016 - June 30 , 2016	8	$3.73	8	240
Total	14	$3.62	14	240

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014, the Board of Directors authorized a change in the maximum per share price from $3.50 to $5.00 per share. As of June 30, 2016 approximately 1.760 million of the 2 million shares authorized have been repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: August 15, 2016	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2016, by and among Empire Resources, Inc., the Committed Banks signatory thereto and Coöperatieve Rabobank U.A (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”), New York Branch, as agent for the Committed Banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2016).

10.2	Third Amendment to Uncommitted Credit Agreement, dated as of June 14, 2016, by and among Empire Resources, Inc., the Uncommitted Banks signatory thereto and Coöperatieve Rabobank U.A (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”), New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

*           Filed herewith.