Form 10-Q
period 2016-09-30
EMPIRE RESOURCES INC /NEW/
filed 2016-11-14
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 9, 2016: 8,403,150

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$5,719	$7,315
Trade accounts receivable (less allowance for doubtful accounts of $1,192 and $1,190)	64,143	60,525
Inventories	116,717	157,025
Deferred tax assets	5,102	5,101
Other current assets, including derivatives	4,177	10,601
Total current assets	195,858	240,567
Property and equipment, net	7,364	7,340
Total assets	$203,222	$247,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks (net of unamortized financing costs of $369 and $629)	$108,556	$138,517
Current maturities of mortgage payable	265	265
Subordinated convertible debt net of unamortized discount of $216	-	10,784
Trade accounts payable	26,403	35,741
Income taxes payable	3,429	2,092
Accrued expenses and derivative liabilities	9,417	6,177
Derivative liability for embedded conversion option	-	942
Dividends payable	339	213
Total current liabilities	148,409	194,731

Mortgage payable, net of current maturities	4,770	4,969
Deferred taxes payable	6	8
Total liabilities	153,185	199,708

Commitments (Note 18)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at September 30, 2016 and December 31, 2015	117	117
Additional paid-in capital	13,037	13,037
Retained earnings	44,858	42,749
Accumulated other comprehensive loss	(484)	(666)
Treasury stock, 3,327,371 and 3,218,691 shares at September 30, 2016 and December 31, 2015	(7,491)	(7,038)
Total stockholders' equity	50,037	48,199
Total liabilities and stockholders' equity	$203,222	$247,907

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$113,599	$121,950	$358,235	$424,689
Cost of goods sold	108,088	116,603	341,536	406,488
Gross profit	5,511	5,347	16,699	18,201
Selling, general and administrative expenses	3,335	3,094	9,918	10,632
Operating income	2,176	2,253	6,781	7,569
Interest expense, net	786	1,419	3,128	4,665
Income before change in value of derivative liability	1,390	834	3,653	2,904
Reduction (increase) in value of derivative liability	-	(224)	942	1,184
Income before income taxes	1,390	610	4,595	4,088
Income taxes	502	295	1,596	1,314
Net income	$888	$315	$2,999	$2,774
Weighted average shares outstanding:
Basic	8,504	8,870	8,486	8,709
Diluted	8,536	8,898	10,137	11,736
Earnings per share:
Basic	$0.10	$0.04	$0.35	$0.32
Diluted	$0.10	$0.04	$0.25	$0.22

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$888	$315	$2,999	$2,774
Other comprehensive (loss)/income
Foreign currency translation adjustments	37	13	182	(242)
Comprehensive income	$925	$328	$3,181	$2,532

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows - operating activities:
Net income	$2,999	$2,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	543	487
Reduction in value of derivative liability	(942)	(1,184)
Amortization of convertible note discount	216	457
Imputed interest on vendor advance	-	(53)
Provision for doubtful accounts	(7)	(188)
Amortization of supply agreement	-	240
Deferred income taxes	(3)	73
Foreign exchange loss and other	928	437
Changes in:
Trade accounts receivable	(3,790)	13,043
Inventories	40,209	37,828
Other current assets	6,389	5,353
Trade accounts payable	(9,341)	(19,689)
Income taxes payable	1,335	(2,973)
Accrued expenses and derivative liabilities	3,232	2,649
Net cash provided by operating activities	41,768	39,254
Cash flows - investing activities:
Repayment related to supply agreement	-	2,500
Purchases of property and equipment	(159)	(237)
Net cash (used in)/provided by investing activities	(159)	2,263
Cash flows - financing activities:
Repayment of notes payable – banks	(30,514)	(33,978)
Repayment of convertible subordinated debt	(11,000)	-
Purchase of stock options	-	(922)
Excess tax benefit related to purchase of stock options	-	282
Repayments of mortgage loan	(199)	-
Deferred financing costs	(148)	(158)
Dividends paid	(766)	(884)
Treasury stock purchased	(453)	(1,407)
Net cash used in financing activities	(43,080)	(37,067)
Net (decrease)/increase in cash	(1,471)	4,450
Effect of exchange rate	(125)	(44)
Cash at beginning of period	7,315	1,130
Cash at end of period	$5,719	$5,536
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,001	$4,024
Income taxes	$1,444	$2,480
Non cash financing activities:
Dividend declared but not yet paid	$339	$217

See notes to unaudited consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

(In thousands, except per share amounts)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2015	11,750	$117	$13,037	$42,749	$(666)	$(7,038)	$48,199
Treasury stock acquired						(453)	(453)
Change in cumulative translation adjustment					182		182
Dividends declared ($0.105 per share)				(890)			(890)
Net income				2,999			2,999
Balance at September 30, 2016	11,750	$117	$13,037	$44,858	$(484)	$(7,491)	$50,037

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 requires the new guidance to be applied on a retroactive basis. The Company adopted this guidance in the quarter ended March 31, 2016 and resulted in the Company reclassifying long term unamortized financing costs of $369 and $629 as of September 30, 2016 and December 31, 2015 respectively, from assets to be shown as a direct deduction from the carrying amount of the related debt liability.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Payments, which addresses the classification of certain specific cash receipts and payments within the statement of cash flows, with the objective of reducing the existing diversity in practice of such classifications. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company’s management is responsible for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of its operations and cash flows for the three and nine months ended September 30, 2016 and 2015. Interim results may not be indicative of the results that may be expected for the year.

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

5. Concentrations

During the nine month periods ended September 30, 2016 and September 30, 2015 one customer, Ryerson Inc., accounted for 10.6% and 10.3% of sales respectively.

The Company purchases metal products from a limited number of suppliers throughout the world. Three suppliers, Hulamin Ltd, Southeast Aluminum and PT Alumindo Light Metal Industry Tbk (“PT. Alumindo”) accounted for an aggregate of 54% of total purchases during the nine month period ended September 30, 2016. For the nine month period ended September 30, 2015, two suppliers, PT Alumindo and Southeast Aluminium accounted for an aggregate of 44% of total purchases.

The loss of any one of the Company’s largest suppliers or a material default by any such supplier in its obligations to the Company could have a material adverse effect on the Company’s business.

6. Stock Options

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. As of September 30, 2016, there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During the nine month period ended September 30, 2016, the Company did not grant any stock options.

7. Treasury Stock

On July 22, 2008, the Board of Directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of September 30, 2016, the Company repurchased a total of 1,821 shares under the repurchase program for an aggregate cost of $5,670. During the nine month periods ended September 30, 2016 and 2015, the Company repurchased 109 and 330 common shares at a cost of $453 and $1,407, respectively.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of September 30, 2016, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed and uncommitted lines of credit mature June 19, 2017.  As of September 30, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $160,994, and $158,922 (including approximately $61,994, and $27,922 of outstanding letters of credit). As of September 30, 2016 the committed line of credit had loans outstanding of $84,000 and the uncommitted line of credit had loans outstanding of $15,000.

The Company’s wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$8,992) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$14,050) to replace ING and utilized EUR 4,000 (US$4,496) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2016, the outstanding loan amounted to EUR 8,830 (US$9,925) and letters of credit of $2,208. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US$8,430) and letters of credit of $1,500. As of September 30, 2016, Imbali was in compliance with all financial covenants.

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

As a result of transactions which caused adjustments to the conversion rate, the embedded conversion option was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability was carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability resulted in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount was being amortized as additional interest expense over the term of the notes. The change in the fair value of the derivative liability resulted in a loss of $0 and $224 during the three month periods ended September 30, 2016 and 2015, respectively and gains of $942 and $1,184 during the nine month periods ended September 30, 2016 and 2015 respectively. Amortization of the discount amounted to $0 and $130 for the three month periods ended September 30, 2016 and 2015, respectively, and $216 and $457 for the nine month periods ended September 30, 2016 and 2015 respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$888	$315	$2,999	$2,774
Add back of interest on convertible subordinated debt, net of taxes			283	510
Add back of amortization of discount on convertible subordinated debt, net of taxes			134	283
Adjustment for change in value of convertible note derivative, net of taxes			(859)	(1,010)
Numerator for diluted earnings per share	$888	$315	$2,557	$2,557
Denominator:
Weighted average shares outstanding-basic	8,504	8,870	8,486	8,709
Dilutive effect of convertible subordinated debt			1,623	2,884
Dilutive effect of stock options	32	28	28	143
Weighted average shares outstanding-diluted	8,536	8,898	10,137	11,736
Basic earnings per share	$0.10	$0.04	$0.35	$0.32
Diluted earnings per share	$0.10	$0.04	$0.25	$0.22

In computing earnings per share for the three months ended September 30, 2015 no effect has been given to the 2,884 common shares, issuable on conversion of subordinated debt as their effect is anti-dilutive.

12. Dividends

On March 23, 2016, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 5, 2016. The dividend, totaling $212, was paid on April 12, 2016. On June 29, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on July 14, 2016. The dividend totaling $340 was paid on July 22, 2016. On September 14, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on September 30, 2016. The dividend totaling $339 was paid on October 7, 2016. The Board of Directors will review its dividend policy on a quarterly basis, and make a determination regarding future dividends subject to the profitability and free cash flow and the other requirements of the business.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	September 30, 2016	December 31, 2015
(Liability) asset derivatives:
Aluminum futures contracts	Other current assets, including derivatives	-	$3,892
Aluminum futures contracts	Accrued expenses and derivative liabilities	(1,883)	-
Foreign currency forward contracts	Accrued expenses and derivative liabilities	(89)	(348)
Total		$(1,972)	$3,544

For the three and nine month periods ended September 30, 2016 and September 30, 2015, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gains or (losses) of the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
relationships		Recognized	2016	2015	2016	2015
Foreign currency forward contracts	(a)	Cost of goods sold	$103	$283	$(269)	$(196)
Aluminum futures	(b)	Cost of goods sold	(649)	7,175	3,299	17,171
Total			$(546)	$7,458	$3,030	$16,975

a)	Fair value hedge: the related hedged item is accounts receivable and offsetting losses in the three months ended September 30, 2016 and 2015 and gains in the nine months ended September 30, 2016 and September 30, 2015 are included in cost of goods sold in the same respective amounts.
b)	Fair value hedge: the related hedged item is inventory and offsetting gains in the three months ended September 30, 2016 and offsetting losses in the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015 are included in cost of goods sold in the same respective amounts.

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

Major categories of assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015 are classified as follows:

	September 30, 2016			December 31, 2015
	Level 1	Level 3	Level 2	Level 1	Level 2	Level 3
Assets:
Inventories	$107,962			$149,451
Aluminum futures contracts				3,892
Foreign currency forward contracts
Liabilities:
Foreign currency forward contracts	$89			348
Embedded conversion option						$942
Aluminum futures contracts	1,883

15. Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks approximate fair value as of September 30, 2016 and December 31, 2015, because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at December 31, 2015, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. Derivative financial instruments are carried at fair value (see Note 13).

16. Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of metals. Sales are attributed to countries based on location of customers as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$82,764	$88,920	$261,816	$314,337
Europe	10,820	12,679	36,343	31,348
Canada	10,378	9,426	31,041	33,757
Australia & New Zealand	9,196	10,004	27,438	29,738
Latin America	441	921	1,597	15,509
	$113,599	$121,950	$358,235	$424,689

17. Accumulated Other Comprehensive (Loss)

Changes in accumulated other comprehensive (loss) are as follows:

Three Months ended September 30, 2016	Foreign Currency Translation	Total
Beginning balance	$(521)	$(521)
Other comprehensive (loss) for the period	37	37
Ending balance	$(484)	$(484)

Three Months ended September 30, 2015	Foreign Currency Translation	Total
Beginning balance	$(589)	$(589)
Other comprehensive income for the period	13	13
Ending balance	$(576)	$(576)

Nine Months ended September 30, 2016	Foreign Currency Translation	Total
Beginning balance	$(666)	$(666)
Other comprehensive income for the period	182	182
Ending balance	$(484)	$(484)

Nine Months ended September 30, 2015	Foreign Currency Translation	Total
Beginning balance	$(334)	$(334)
Other comprehensive loss for the period	(242)	(242)
Ending balance	$(576)	$(576)

18. Commitments

The Company had $64,202 in outstanding letters of credit to certain of its suppliers at September 30, 2016 and $29,422 at December 31, 2015.

19. Income Taxes

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year to date ordinary income. The effect on the tax rate related to income or loss attributable to the change in value of the derivative liability is separately computed and recognized as such income or loss occurs. The disproportionate relationship between income taxes and pre-tax income for the nine months ended September 30, 2016, results primarily from no deferred tax being provided on the non-taxable gain resulting from the change in the value of the derivative liability to the extent the gain exceeds the $216 amortization of the related debt discount for which a deferred tax benefit is provided.

The disproportionate relationship between income taxes and pre-tax income for the nine months ended September 30, 2015, results primarily from no deferred tax being provided on the non-taxable gain resulting from the change in the value of the derivative liability to the extent such gains exceeds the $457 amortization of the related debt discount, for which a deferred tax benefit is provided.

The disproportionate relationship between income taxes and pre-tax income for the three months ended September 30, 2015, results primarily from no tax benefit being recognized on the non-deductible loss resulting from the change in the value of the derivative liability.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2015 described under the heading “Part II - Item 1A Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those described from time to time in our other reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers furnished approximately 54% of our products during the first nine months of 2016 as compared to an aggregate of 44% of our products during the same period in 2015. We place orders with our suppliers based upon orders that we receive from our customers and also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts

As of September 30, 2016, we had $64,143 in trade receivables, after an allowance for doubtful accounts of $1,192. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, age of receivables, as well as review of specific accounts, and make adjustments in the allowance that we believe are necessary. We maintain credit insurance policies on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Three Months Ended September 30, 2016 and 2015

During the three months ended September 30, 2016, net sales decreased by $8,351, from $121,950 to $113,599 or 6.8 % from the same period in 2015.   Sales in all areas declined with the exception of Canadian sales which increased by $952 quarter over quarter. The largest decline was a decline of $6,156 in the United States, impacted by softer customer demand during the period.

Gross profit increased by $164, to $5,511 during the three months ended September 30, 2016, from $5,347 in the same period of 2015, representing a 3.1% increase. As a result of reduced inventory levels and our purchase of a new warehouse in the fourth quarter of 2015, we were able to achieve reduced storage, freight and handling costs, yielding a positive impact on gross profit.

Selling, general and administrative expenses during the three months ended September 30, 2016 increased by $241 from $3,094 to $3,335. The increases in selling, general and administrative are primarily due to increases in consulting expenses, accruals for payroll and office expenses.

During the three months ended September 30, 2016, interest expense decreased 45% or $633 to $786 from $1,419 for the same period in 2015 as a result of decreased bank loans due to reduced inventory levels as well as the elimination of interest on the subordinated debt, as such debt was repaid in full on June 1, 2016. During the three months ended September 30, 2016 and 2015, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $0 and $275, respectively. Amortization of the debt discount in connection with these notes totaled $0 and $130 for the three months ended September 30, 2016 and September 30, 2015, respectively.

The 10% Convertible Senior Subordinated Notes Due June 1, 2016 had an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability was carried at fair value with changes in mark to market recorded in income. There were no changes in the fair value of the derivative liability during the three month period ended September 30, 2016 as compared to a $224 non-cash non-operating loss during the same period in 2015.

During the three months ended September 30, 2016 income before income taxes increased by $780 from $610 to $1,390 or 128%. This increase is primarily due to the reduction in interest expense as well as the improved gross profit, offset by slightly higher SG&A and the elimination of the revaluation of the derivative liability.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the September 2015 non-cash, non-operating loss of $224, and therefore the tax rate for the quarter ended September 30, 2016 was 36.1% and 48.4% for the quarter ended September 30, 2015.

Net income increased by $573 to $888 during the three months ended September 30, 2016 from $315 during the three months ended September 30, 2015. The increase in net income of $573 or 181.9% is primarily the result of decreases in interest expense, improved gross profit margins, offset by reduced sales for the quarter.

Comparison of Nine Months Ended September 30, 2016 and 2015

During the nine months ended September 30, 2016, net sales decreased by $66,454, from $424,689 to $358,235 or 15.6 % from the same period in 2015. Sales in all regions, except for Europe declined in 2016 as compared to 2015. Our sales in North America declined by $55,237 comprised of a decline in both our aluminum and steel sales.

Gross profit decreased by $1,502, to $16,699 during the nine months ended September 30, 2016, from $18,201 in the same period of 2015, representing a 8.3% decrease, attributable to reduced sales, offset by improved gross profit margins. As a result of reduced inventory levels and our purchase of a new warehouse in the fourth quarter of 2015, we were able to achieve reduced storage, freight and handling costs, yielding a positive impact on gross profit. Additionally, we negotiated lower ocean freight rates due to softer container line shipping market conditions.

Selling, general and administrative expenses during the nine months ended September 30, 2016 decreased by $714 from $10,632 during the nine months ended September 30, 2015 to $9,918 primarily as a result of lower compensation costs, allowance for doubtful accounts, offset by increased unused bank commitment fees and consulting fees.

During the nine months ended September 30, 2016, interest expense decreased 32.9% or $1,537 to $3,128 from $4,665 for the same period in 2015 as a result of decreased bank loans due to reduced inventory levels as well as the elimination of interest on the subordinated debt for the last four months of the period as such debt was repaid in full on June 1, 2016. During the nine months ended September 30, 2016 and 2015, interest on our 10% Convertible Senior Subordinated Notes Due June 1, 2016 totaled $458 and $825, respectively. Amortization of the debt discount in connection with these notes totaled $216 and $457 for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016 income before change in value of derivative liability increased by $749 from $2,904 to $3,653 or 25.8%. This increase is due to reduced interest expense, reduced selling, general and administrative expenses offset by reduced gross profit due to the decline in sales.

The 10% Convertible Senior Subordinated Notes Due June 1, 2016 had an embedded conversion option which was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes. The derivative liability was carried at fair value with changes in mark to market recorded in income. The changes in the fair value of the derivative liability resulted in a non-cash non-operating gain of $942 during the nine month period ended September 30, 2016 as compared to a $1,184 non-cash non-operating gain during the same period in 2015. The valuation has numerous inputs, however, these changes were driven primarily by the change in the stock price at the end of both quarters.

Fair value accounting requires changes in derivative liabilities related to our convertible notes to be charged or credited to income during each accounting period. Such losses are not tax deductible, and likewise any recoveries of such losses are not taxable upon recovery. Accordingly, no tax effect was given to the non-cash, non-operating gains of $942 and $1,184, to the extent they exceeded the amortization of the related debt discount during the nine month periods ended September 30, 2016 and 2015, respectively. Accordingly, the tax rate for the nine months ended September 30, 2016 was 34.7% and 32.1% for the nine months ended September 30, 2015.

Net income increased to $2,999 during the nine months ended September 30, 2016 from a $2,774 during the nine months ended September 30, 2015 an increase of $225. This increase is the result of reduced sales for the nine month period ending September 30, 2016, offset by lower operating and interest expenses.

Liquidity and Capital Resources

Overview

At September 30, 2016, we had cash of $5,719, net accounts receivable of $64,143, and senior secured debt of $99,000.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months. However, we will require additional debt or equity financing in connection with future expansion of operations.

Comparison of Nine Month Periods Ended September 30, 2016 and 2015

Net cash provided by operating activities was $41,768 during the nine months ended September 30, 2016, as compared to $39,254 during the same period in 2015. In the nine months ended September 30, 2016 cash provided by operating activities resulted primarily from decreases in inventories of $40,209, offset by increases in trade accounts receivable of $3,790 and decreases in accounts payable of $9,341.

Our days sales outstanding remained relatively stable at 48 days for September 2016 and 49 days for September 2015 periods. Our inventory in warehouses, available for delivery to customers, as of September 2015 was approximately 80 days of sales as compared to 64 days as of the same date in 2016. Total inventory levels have been reduced by $40,209 since December 2015, as we continue to manage our inventory downwards to align with our sales volume and improve inventory turns. Our inventory turn rate, including materials in transit, was 3.7 times or 98 days on hand, as of September 30, 2015 as compared to 4.1 times or 88 days on hand as of September 30, 2016. The days payable outstanding was 24 days as of September 2016, as compared to 17 days for the same period in 2015.

Cash flows used in and provided by investing activities during the nine months ended September 30, 2016 and 2015, amounted to $159 and $2,263 respectively. During 2015, this was primarily the monthly repayment by PT. Alumindo of the advance related to our supply agreement, which was repaid in full as of the end of 2015.

Cash flows used in financing activities during the nine months ended September 30, 2016, amounted to $43,080, as compared to $37,067 during the same period in 2015.  During the nine month period ended September 30, 2016 we reduced notes payable to banks by $30,514 as compared to $33,978 in notes payable during the same period of 2015. In addition, on June 1, 2016, we repaid the $11,000 of our 10% Convertible Subordinated Debt in full.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of September 30, 2016, we were in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed and uncommitted lines of credit mature June 19, 2017.  As of September 30, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $160,994, and $158,922 (including approximately $61,994, and $27,922 of outstanding letters of credit). As of September 30, 2016, the committed line of credit had loans outstanding of $84,000 and the uncommitted line of credit had loans outstanding of $15,000.

Our wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$8,992) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$14,050) to replace ING and utilized EUR 4,000 (US$4,496) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by the Company. As of September 30, 2016, the outstanding loan amounted to EUR 8,830 (US$9,925) and letters of credit of $2,208. As of December 31, 2015, the outstanding loan amounted to EUR 7,500 (US$8,430) and letters of credit of $1,500. As of September 30, 2016, Imbali was in compliance with all financial covenants.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended September 30, 2016 (all numbers in thousands, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016- July 31, 2016	13	$4.14	13	227
August 1, 2016 - August 31, 2016	29	$4.53	29	198
September 1, 2016 - September 30, 2016	19	$5.00	19	179
Total	61	$4.56	61	179

In July 2008, the Board of Directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014, the Board of Directors authorized a change in the maximum per share price from $3.50 to $5.00 per share. As of September 30, 2016 approximately 1.822 million of the 2 million shares authorized have been repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: November 14, 2016	By:	/s/ Nathan Kahn
		Name:	Nathan Kahn
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Sandra Kahn
		Name:	Sandra Kahn
		Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

*           Filed herewith.