Form 10-K
period 2016-12-31
EMPIRE RESOURCES INC /NEW/
filed 2017-03-31
CIK 1019272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the NASDAQ on such date, was approximately $15,679,343. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 18, 2017: 8,250,455

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement to be furnished to stockholders in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

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

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” and the “Company,” as used in this Annual Report on Form 10-K, refer to Empire Resources, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only Empire Resources, Inc. exclusive of its subsidiaries.

PART I

Item 1. Business.

Overview

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers, PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), Hulamin Ltd., Southeast Aluminium, furnished approximately 53% of our products during 2016 as compared to 56% of our products during 2015. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

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

Provide Increasingly Efficient and Cost-Competitive Handling and Delivery Services. We utilize our own warehouse and distribution facility in Baltimore County, Maryland that serves the dual purpose of providing depot/warehousing capacity for just-in-time delivery and providing handling capability and inventory control at the Baltimore, Maryland port of entry, our most active import location. This arrangement reduces freight and handling expenses, while increasing efficiency. It also enables us to monitor deliveries and serve customers more effectively.

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

The metals distribution industry in which we operate is a highly fragmented industry. According to IBISWorld Inc. during 2016 the U.S. metals wholesale business generated revenues of approximately $153 billion, a 24% decline over 2015 revenues as metal prices declined approximately 17%. Our largest market area is the U.S., and our sales for the year ended 2016 were $339 million, a very small percentage of the overall market size.

Although trends within the industries above may impact overall demand for our products, we do not view our aluminum and steel sales in an industry specific manner (other than aluminum versus steel) or analyze our financial results or generate growth strategy with an eye toward specific industries. Most of our significant customers are general distributors who resell our products into various industries. They generally do not provide us with data regarding where they resell our products. Our sales are affected by the level of our distributors’ inventory and their ability to resell such inventory, which in turn is affected by industry trends. Our marketing and growth strategies are aimed at meeting the needs of distributors and providing whatever products they may need at any given time rather than targeting any one particular product or seeking to expand our sales into any particular industry.

Within the semi-finished aluminum and steel products industry, we believe that we occupy a specialized niche as an alternative supplier with prices generally lower than those of our competitors. More specifically, our customers generally purchase semi-finished aluminum and steel products from several sources besides us, and our products generally comprise a smaller percentage of the aluminum and steel products purchased by our customers. In addition, we offer customers visibility into the general wholesale metals’ marketplace that our larger competitors do not, since many of these competitors are vertically integrated, selling metal products they may have mined and manufactured. We also offer our customers products from independent sources, which allow our customers to lessen their dependence on an increasingly concentrated domestic supply chain. We believe the fact that most of our customers find it important to retain us as an alternative supplier, coupled with our generally discounted prices and a high level of service, has shielded us from the potential negative impact of volatility in metal prices that affects our industry as a whole. When metal prices previously increased, our customers generally did not reduce their purchases from us, although they may have reduced such purchases from other suppliers. See Risk Factors “Our future operating results could be impacted by the volatility of the prices of metals, which could cause our results to be adversely affected” on page 11.

On the supply side, suppliers to our industry include local mills and foreign suppliers. In addition, many of our largest competitors are vertically integrated, selling metal products they may have mined and manufactured. Maintaining and expanding our access to aluminum and steel supply is critical given the high demand for the aluminum and steel products we purchase. Since we purchase mainly from foreign suppliers, the major factors influencing our supply is our ability to maintain and expand our existing relationships with suppliers and add new suppliers, in particular through the services we provide as described under “Suppliers” below.

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

During the year ended December 31, 2016, approximately 90% and 10% of our revenues were derived from the sale of aluminum products and steel products, respectively.

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

Customers

We serve more than 300 customers in diverse industries, such as distribution, transportation, automobile, housing, appliances and packaging. In the year ended December 31, 2016, our top ten customers represented approximately 41% of our total revenues, with one customer, Ryerson, Inc. accounting for 11.5% of total revenues. In the year ended December 31, 2015, our top ten customers represented approximately 37% of our total revenues, with one customer, Ryerson Inc. accounting for 10% of total revenues. These ten customers included eight full-service distribution centers (i.e., distributors that have the capacity to provide additional processing services), as well as two producers of various consumer and industrial products. Our customers are principally located throughout the Americas, Australia, New Zealand and Europe. Our U.S. customer base is not regional and with no significant geographic concentration in one state or region. During the year ended December 31, 2016, our revenues were attributable to the following countries and regions: U.S. - 74%; Canada – 8%; Australia/New Zealand – 7%; Europe 10% and Latin America – 1%.

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

We strive to maintain long-term relationships with our suppliers and to be a significant distributor for them. As a result, we are often able to obtain competitive pricing and to influence quality standards and delivery practices.  We continuously work with our existing suppliers and explore other sources to strengthen our position in the market.  Our principal suppliers are PT. Alumindo, Hulamin Ltd. And Southeast Aluminium (China) Co., Ltd. We have written agreements with PT. Alumindo Light Metal Industries and Hulamin Ltd., the material terms of which are summarized below:

PT. Alumindo Light Metal Industries. Our supply agreement with PT. Alumindo and its affiliates provides for the supply to us of a minimum of 5,000 metric tons of aluminum cold rolled coil per month, plus or minus 15% upon our written consent, to our specifications as set forth in our purchase orders. Under this supply agreement, the suppliers are also required to use their reasonable efforts to deliver to us an additional 500 metric tons of aluminum hot/cold rolled coil per month, plus or minus 15% upon our written consent. The suppliers’ obligations to third parties will at all times be subject to their ability to produce sufficient supply for us to meet the minimum quantities set forth above. The price of the product shall be determined at least 60 days prior to the quarter in which the product is to be manufactured. The suppliers must provide the products to us at the lowest price at which they offer the same products to any third party in North America in equal or smaller quantities, and they are required to immediately lower existing prices if a lower price is offered to any such third party. We were also a party to a pre-payment advance agreement with PT. Alumindo and its affiliates pursuant to which we advanced a total of $10 million to these suppliers in order to augment their manufacturing capabilities. The pre-payment advance became repayable to us beginning on January 1, 2013 in monthly installments of $277,777.78 and was fully repaid as of December 31, 2015. The supply agreement’s initial term ended on the date that the pre-payment advance was fully repaid, but the supply agreement automatically renews for additional one year terms unless terminated by mutual written consent or in writing by either party at least 60 days prior to the termination date of the then current term. We have the right to terminate the supply agreement upon certain events of default, including the suppliers’ breach of the agreement, failure to supply the product as specified in our purchase orders, becoming the subject of certain governmental demands, investigations or determinations involving illegal or trade-related acts, insolvency, bankruptcy or similar events, default under any loan or indebtedness or material adverse change in financial or other condition, or ability to perform under the agreement.

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

Government Regulation

As our products are typically imported, we are subject to governmental regulations governing imports, in particular regulations governing the imposition of tariffs and antidumping and other duties. For the years ended December 31, 2016 and 2015, approximately 35% and 17%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”) which had expired in 2013 and was reauthorized through December 31, 2017 in July 2015. Imports from such suppliers may be subjected to a tariff instead of the duty-free treatment and to the extent that these increased costs could not be passed on to our customers, our profit margins could suffer.

The products we import could also be subject to antidumping or other increased duties, tariffs or taxes. For example, under U.S. law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the U.S. at less than fair value. Second, the International Trade Commission must determine that the U.S. industry is materially injured or threatened with material injury by reason of the imports. The International Trade Commission’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The International Trade Commission is required to analyze the volume of imports, the effect of imports on U.S. prices for like merchandise, and the effects the imports have on U.S. producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity. Should such a determination be made, in the U.S. or in any of the countries in which we operate, we could subject to additional costs imposed on the affected imports.

Employees

As of December 31, 2016, we had approximately 60 full time employees. We also have independent sales representatives located in the U.S. and in Europe. None of our employees is represented under a collective bargaining agreement.

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

Our three largest suppliers in 2016 were PT. Alumindo, Hulamin Ltd. and Southeast Aluminium, from whom we purchased approximately 53% of our products. Accordingly, the termination or limitation by one or more of our largest suppliers of their relationships with us could limit our ability to fulfill customer orders or cause us to purchase products at a loss, which could have a material adverse effect on our business and results of operations. In addition, our loss of any one of our other suppliers (or material default by any supplier in its obligations to us) for any reason, including but not limited to bankruptcy, financial difficulties, expropriation, social unrest, destruction, sabotage, strikes, natural disasters, acquisition by a person or entity unwilling to provide products to us, or for any other reason, could limit our ability to fulfill customer orders or cause us to purchase products at a loss, or face costly legal consequences which could have a material adverse effect on our business.

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

Our sales are highly concentrated among a few customers. During the years ended December 31, 2016 and 2015, 41% and 37%, respectively, of our revenues were derived from sales to ten customers. During 2016 and 2015 one customer accounted for 10% or more of our sales. Over the last several years, there have been consolidations in the industries we serve that may increase our sales concentration and the related risks. Any material reduction in sales to any of these customers could have a material adverse effect on our business. Our sales contracts tend to be short term in nature. We typically sell our products on monthly or quarterly customer commitments. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

The counterparties to our commodity derivative instruments may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

In order to minimize risk associated with fluctuations in commodity prices and foreign currency, we use derivative instruments to hedge aluminum pricing and foreign currency risk as we deem appropriate for a majority of our purchase and sales contracts. We are exposed to the risk of a counterparty default in fulfilling these derivative instruments. Should there be a counterparty default, we could be exposed to losses on the original derivative instrument or be unable to recover anticipated gains from the transactions, which could result in decreased gross margins, profitability and/or outright losses.

Not all of our purchases and our inventory is hedged.

While we endeavor to hedge risks, it may not be practical for some products, notably, stainless steel. As a result, we may be adversely affected by a decline in the prices of unsold inventory.

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

We rely upon our suppliers as to the specifications of the metals we purchase from them.

We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals unless independent tests are required by customers. We rely on customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. In the event that products from our foreign suppliers do not meet the specifications set forth in the mill certifications we may be at greater risk of loss for claims for which we do not carry, or carry insufficient, insurance.

Significant changes to international trade regulations could adversely affect our results of operations.

During the years ended December 31, 2016 and 2015, approximately 35% and 17%, respectively, of our purchases of aluminum products were from countries whose exports were eligible for preferential tariff treatment for import into the U.S. under the African Growth and Opportunity Act (“AGOA”) and the Generalized System of Preferences (“GSP”). GSP expired on July 31, 2013, and was reinstated retroactively on June 29, 2015.  If preferential tariff treatment of any of our suppliers that are currently eligible for such treatment under AGOA becomes unavailable, then imports from such supplier may be subjected to a tariff instead of the duty-free treatment those imports now enjoy.  To the extent that these increased costs could not be passed on to our customers, our profit margins could suffer. In fact, one of our suppliers, PT. Alumindo Light Metal Industry, exceeded the quota of imports permitted under the GSP statute during 2011, and triggered the Competitive Needs Limit of the GSP program. As a result, imports from PT. Alumindo Light Metal Industry are subject to a 3% duty as of July 1, 2012. This increase in duty rate, along with other duty increases imposed on our other suppliers, could adversely affect our profit margins to the extent these increased costs cannot be passed on to our customers, resulting in a material adverse effect on our business, financial condition and results of operations.

Antidumping and other duties or taxes could be imposed on us, our suppliers and our products.

The imposition of an antidumping, countervailing or other increased duty on any products that we import or from countries from which we import in any of our markets, could have a material adverse effect on our financial condition. For example, under U.S. law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the U.S. at less than fair value. Second, the International Trade Commission must determine that the U.S. industry is materially injured or threatened with material injury by reason of the imports. The International Trade Commission’s determination of injury involves a two-prong inquiry: first, whether the industry is materially injured, and second, whether the dumping, not other factors, caused the injury. The International Trade Commission is required to analyze the volume of imports, the effect of imports on U.S. prices for like merchandise, and the effects the imports have on U.S. producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity. Additionally, there could be sudden substantial changes in the way in which trade legislation is enacted in any one of our markets which could trigger additional and even crippling duties to the products we import, causing us serious financial damage, including but limited to financial penalties applied on a retroactive basis. We may also face penalties and or legal action from our suppliers and customers for a failure to perform our obligations due to the imposition of such duties or taxes.

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

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and they are subject to cybersecurity risks and threats.  It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Due to the nature of cyber-attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. While, to date, we have not experienced a cyber-attack or cyber-intrusion, we may not be able to anticipate or implement adequate security barriers or other preventive measures.

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

As of March 18, 2017, Nathan Kahn, our chief executive officer, president and a director, and Sandra Kahn, our vice president, chief financial officer and a director, beneficially owned approximately 46.3% of our outstanding common stock As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In particular, all of our currently outstanding shares of common stock are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future, which will increase our costs and expenses.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2016. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Fort Lee, New Jersey, where we lease office space pursuant to a lease expiring in May 2025. The minimum annual rental payment pursuant to this lease is $313,000.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The NASDAQ Capital Market since February 4, 2013 under the symbol “ERS.”

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ.

	2016		2015
	High	Low	High	Low
First Quarter	$4.10	$3.02	$4.93	$4.12
Second Quarter	$3.99	$3.10	$4.50	$3.71
Third Quarter	$5.38	$3.62	$4.43	$2.35
Fourth Quarter	$6.98	$4.62	$4.65	$2.80

On March 18, 2017 the last reported sales price of our common stock on the NASDAQ Capital Market was $5.71. As of March 18, 2017 there were 26 record holders of our common stock.

During 2016 our board of directors declared dividends on our common stock approximately on a quarterly basis. The board of directors determined that we were able to return some of our cash to stockholders without impacting future revenue and earnings growth or restricting strategic opportunities.

On March 23, 2016, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 5, 2016. The dividend, totaling $212,000 was paid on April 12, 2016. On June 29, 2016, the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on July 14, 2016. The dividend, totaling $340,000 was paid on July 22, 2016. On September 14, 2016, the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on September 30, 2016. The dividend totaling $339,000 was paid on October 7, 2016. On December 16, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on December 30, 2016. The dividend totaling $336,000 was paid on January 11, 2017.

The board of directors intends to review the Company’s dividend policy on a quarterly basis and make a determination with respect to future dividend distribution, subject to profitability, free cash flow and the other requirements of the business. There can be no assurance that dividends will be paid in the future.

The following table shows our common stock repurchases for the quarter ended December 31, 2016 (all numbers in thousands, except for per share data):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	17		$4.25	17	162
November 1, 2016 - November 30, 2016	5		$4.91	5	157
December 1, 2016 - December 31, 2016	-	$
Total	22		$4.40	22	157

In July 2008, the board of directors authorized the repurchase of 2 million shares of the Company’s common stock at a maximum price of $3.50 per share. In September 2014 the board of directors authorized a change in the maximum per share price from $3.50 to $5.00 per share. As of December 31, 2016, approximately 1.843 million of the 2 million shares authorized have been repurchased.

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

Our Business

We are engaged in the purchase, sale and distribution of semi-finished aluminum and steel products to a diverse customer base located in the Americas, Europe, Australia and New Zealand. We sell our products through our own marketing and sales personnel as well as through commission based independent sales agents located in North America and Europe. We purchase products from suppliers located throughout the world. Our three largest suppliers furnished approximately 53% of our products during 2016 as compared to 56% of our products during 2015. While we generally place orders with our suppliers based upon orders that we receive from our customers, we also purchase material for our own stock, which we typically use for shorter term deliveries to our customers.

On March 30, 2017, the Company entered into a merger agreement to be acquired by Ta Chen Stainless Pipe Ltd. for $7 per common share in cash or a total price of approximately $58 million for all shares. The transaction is expected to close in the second quarter of 2017. The completion of the transaction is subject to certain customary conditions and there is no assurance that the transaction will be completed or that it will be completed in the second quarter of 2017. If the merger agreement is terminated under certain circumstances the Company will be obligated to pay a break-up fee of $1 million.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Allowance for Doubtful Accounts (in thousands)

As of December 31, 2016, we had $52,810 in trade receivables, after an allowance for doubtful accounts of $1,198. We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, as well as review of specific accounts, and make adjustments in the allowance as we believe necessary. We maintain a credit insurance policy on the majority of our customers. In general, this policy has a 10% deductible; however there are some instances where the co-insurance may vary and instances where we may exceed the insured values. Changes in economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations. In addition, changes in the credit insurance environment could affect the availability of credit insurance and our ability to secure it.

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

Comparison of Fiscal Years Ended December 31, 2016 and 2015 (in thousands, except per share amounts)

During 2016, net sales decreased by $62,872, from $521,736 to $458,864 or a decrease of 12.1% from the same period in 2015.  This decrease was attributable to reduced sales in all geographic regions except for Europe as aluminum prices declined during 2016 as compared to 2015; however, tons of aluminum sold increased 2.7%.

Gross profit decreased by $1,041, from $22,855 to $21,814 from 2015 to 2016, or 4.6% which was the result of our decreased sales volumes. Our gross margin percentage improved from 4.4% to 4.8% as we reduced inventory levels and related carrying costs and reductions in freight costs.

Selling, general and administrative expenses decreased from $14,519 during the year ended December 31, 2015, to $13,738 for the year ended December 31, 2016 which is attributable to a provision of approximately $800 recorded to the allowance for doubtful accounts in the year ended December 31, 2015, as well as increases in software and information technology consulting fees and office expense and bank fees.

During 2016, interest expense decreased by $2,099 from $6,000 in 2015, to $3,901 for the same period in 2016.  During 2016, we reduced our inventory and accounts receivable balances resulting in less demand for bank debt, allowing us to decrease our loan balances throughout the year. During the twelve months ended December 31, 2016 and 2015 the interest on our 10% convertible senior subordinated notes due June 1, 2016 and amortization of the debt discount in connection with these notes totaled $674 and $1,686 respectively.

Net income increased by $492 to $3,301 for the year ended December 31, 2016 from $2,809 during the same period in 2015, which is attributable to the decrease in interest expense, selling, general and administrative expenses, offset by the reduction in gross profit, and a reduction in the change in value of the derivative liability.

Liquidity and Capital Resources (in thousands, except per share amounts)

Overview

At December 31, 2016, we had cash of $4,065, net accounts receivable of $52,810, total senior secured debt of $111,600.  Management believes that cash from operations, together with funds available under our credit facility will be sufficient to fund the cash requirements relating to our existing operations for the next twelve months from the filing of this report. However, we will require additional debt or equity financing in connection with any future expansion of our operations.

Comparison of Periods Ended December 31, 2016 and 2015

Net cash provided by operating activities was $27,209 during the period ended December 31, 2016 as compared to $65,786 during the same period in 2015. Cash provided by operating activities during the period ended December 31, 2016 was primarily due to decreases in inventory, and decreased trade accounts receivable, offset by lower trade accounts payable. Inventory levels decreased by $22,853 from December 31, 2015, as we worked to continuously improve our inventory position. Accounts receivable decreased $7,266 as a result of reduced sales and decreased sales to Latin America where market sales terms have longer cycles.

During 2016, our inventory turn rate of 3.4 times (or 3.5 months on hand) improved from our 2015 annual rate of about 3.3 times (or 3.6 months on hand). The days’ payable outstanding decreased from 28 days at December 31, 2015 to 19 days at December 31, 2016. As of December 31, 2016, our days’ sales outstanding rate decreased to 41 days from 42 days as of December 31, 2015, primarily as a result of decreased sales in Latin America. We continue to focus on our days’ sales outstanding and our inventory turnover rate to manage working capital, because accounts receivable and inventory are the two most significant elements of our working capital.

Cash flows used in investing activities of $160 during the year ended December 31, 2016 was for purchases of office and warehouse equipment. Cash flows used in investing activities of $177 during the year ended December 31, 2015 was primarily related to the purchase of our new warehouse, offset by the proceeds on the sale of our old warehouse and the repayment by PT. Alumindo Light Metal Industry and its affiliates of $3,333 related to our supply agreement.

Cash flows used in financing activities during the year ended December 31, 2016 were primarily due to repayment of bank debt in the amount of $17,084 and repayment of $11,000 of subordinated convertible notes. Cash flows used in financing activities during the year ended December 31, 2015 amounted to $59,327, were primarily repayments of bank debt in the amount of $61,078 and offset by the $5,300 of proceeds from the mortgage loan on our new warehouse. During 2016 and 2015, we paid dividends to our stockholders of $1,104 and $1,101 respectively.

As of December 31, 2016, our lines of credit totaled $212,500. Our credit agreement allows additional increases in the line of credit of up to $40,000, subject to certain restrictions. Our direct borrowings amounted to $111,600 and letters of credit amounted to $40,008, leaving an availability of approximately $60,892 on our line of credit, or approximately 29% as of December 31, 2016. The letters of credit will expire on or before April 30, 2017.

Our wholly owned Belgian subsidiary, Imbali Metals BVBA (“Imbali”), maintained a line of credit with ING Belgium S.A./N.V., for a EUR 8,000 (US$8,416) commitment for loans and documentary letters of credit. On July 30, 2015 Imbali entered into a credit agreement with Rabobank to replace the line of credit with ING Belgium for a line of credit of EUR 12,500(US$13,150). Imbali utilized EUR 4,000 (US$4,208) under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by us. As of December 31, 2016 the outstanding loan amounted to EUR 9,592 (US$10,091) as compared to EUR 7,500 (US$7,890) as of December 31, 2015. Letters of credit amounted to $1,235 and $1,500, as of December 31, 2016 and December 31, 2015 respectively. As of December 31, 2016, Imbali was in compliance with all financial covenants.

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of December 31, 2016, the Company is in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line of credit matures June 19, 2017 and the uncommitted credit agreement must be repaid by the Company on or before June 18, 2016 unless otherwise agreed to.  As of December 31, 2016 and December 31, 2015, the credit utilized amounted to, respectively, $151,608 and $158,922 (including approximately $40,008 and $27,922 of outstanding letters of credit). The Company is negotiating a new line of credit and anticipates that a new credit agreement will be in effect prior to the expiration of the current agreement; however there can be no assurances that it will be able to successfully conclude a new agreement.

The Company’s wholly owned Belgian subsidiary, Imbali operates under a line of credit with Rabobank with a EUR 12,500 ($13,150) commitment for loans and documentary letters of credit. Loan advances are limited to a percentage of Imbali’s pledged accounts receivable and inventory. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2016, Imbali had borrowing of EUR9,592(US$10,091) and letters of credit of $1,235 under this line of credit bearing interest at EURIBOR plus 1.9%, and was in compliance with all financial covenants. As of December 31, 2015, Imbali had borrowings of EUR 7,500(US$7,890) and letters of credit of $1,500, under this line of credit bearing interest at EURIBOR plus 1.9%, and was in compliance with all financial covenants.

In addition, we are party to a ten year mortgage which we entered into in 2015 in connection with the purchase of our new warehouse in Essex, Maryland.

We have commitments in the form of letters of credit to some of our suppliers.

On June 3, 2011, we sold $12,000 principal amount of 10% convertible senior subordinated notes due June 1, 2016 in a private placement to selected accredited investors.  As of December 31, 2015 there were $11,000 notes outstanding which were currently convertible at the option of the holders into shares of common stock at a conversion rate of 263.79 shares of common stock per $1 principal amount of notes, subject to adjustment for cash and stock dividends, stock splits and similar transactions, at any time before maturity.  The current conversion price reflected nineteen adjustments for dividends.  These notes were paid in full on June 1, 2016.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Empire Resources, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Empire Resources, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 31, 2017

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$4,065	$7,315
Trade accounts receivable (less allowance for doubtful accounts of $1,198 and $1,190)	52,810	60,525
Inventories	133,031	157,025
Deferred tax assets	3,993	5,101
Other current assets, including derivatives	4,342	10,601
Total current assets	198,241	240,567
Property and equipment, net	7,309	7,340
Total assets	$205,550	$247,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks, net of unamortized financing costs of $242 and $629	$121,449	$138,517
Current maturities of mortgage payable	265	265
Subordinated convertible debt net of unamortized discount of $216	-	10,784
Trade accounts payable	21,926	35,741
Income taxes payable	913	2,092
Accrued expenses and derivative liabilities	6,084	6,177
Derivative liability for embedded conversion option	-	942
Dividends payable	336	213
Total current liabilities	150,973	194,731

Mortgage payable, net of current maturities	4,704	4,969
Deferred taxes payable	155	8
Total liabilities	155,832	199,708

Commitments (Note R)

Stockholders' equity:
Common stock $0.01 par value, 20,000,000 shares authorized and 11,749,651 shares issued at December 31, 2016 and 2015	117	117
Additional paid-in capital	13,037	13,037
Retained earnings	44,824	42,749
Accumulated other comprehensive loss	(673)	(666)
Treasury stock, 3,349,196 and 3,218,691 shares at December 31, 2016 and 2015, respectively	(7,587)	(7,038)
Total stockholders' equity	49,718	48,199
Total liabilities and stockholders' equity	$205,550	$247,907

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share amounts)

	Year Ended December 31,
	2016	2015
Net sales	$458,864	$521,736
Cost of goods sold	437,050	498,881
Gross profit	21,814	22,855
Selling, general and administrative expenses	13,738	14,519
Operating income	8,076	8,336
Interest expense, net	3,901	6,000
Income before other expenses	4,175	2,336
Other expenses
Change in value of derivative liability	942	1,792
Loss on sale of property and equipment	-	(244)
Income before income taxes	5,117	3,884
Income taxes	1,816	1,075
Net income	$3,301	$2,809
Weighted average shares outstanding:
Basic	8,465	8,669
Diluted	9,713	11,685
Earnings per share:
Basic	$0.39	$0.32
Diluted	$0.29	$0.20

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows - operating activities:
Net income	$3,301	$2,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	726	737
Loss on sale of property and equipment	-	244
Change in value of derivative liability	(942)	(1,792)
Amortization of convertible note discount	216	586
Imputed interest on vendor advance	-	(56)
Provision for doubtful accounts	4	649
Amortization of supply agreement	-	321
Deferred income taxes	1,255	(1,233)
Foreign exchange loss and other	1,360	676
Changes in:
Trade accounts receivable	7,226	27,793
Inventories	22,853	33,898
Other current assets	6,226	7,986
Trade accounts payable	(13,811)	(6,866)
Income taxes payable	(1,430)	(2,089)
Accrued expenses and derivative liabilities	225	2,123
Net cash provided by operating activities	27,209	65,786
Cash flows - investing activities:
Repayment related to supply agreement	-	3,333
Proceeds from sale of property and equipment	-	3,768
Purchases of property and equipment	(160)	(7,278)
Net cash (used in) investing activities	(160)	(177)
Cash flows - financing activities:
Repayment of notes payable – banks	(17,084)	(61,078)
Repayment of subordinated convertible notes payable	(11,000)
Proceeds from mortgage loan for new warehouse	-	5,300
Repayments of mortgage loan	(265)	(66)
Deferred financing costs	(148)	(158)
Dividends paid	(1,104)	(1,101)
Treasury stock purchased	(549)	(1,583)
Purchase of stock options	-	(922)
Excess tax benefit related to stock options purchased	-	281
Net cash (used in) financing activities	(30,150)	(59,327)
Net increase/(decrease) in cash	(3,101)	6,282
Effect of exchange rate	(149)	(97)
Cash at beginning of year	7,315	1,130
Cash at end of year	$4,065	$7,315
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,770	$5,561
Income taxes	$2,081	$2,657
Non cash financing activities:
Dividend declared but not yet paid	$336	$213

See notes to consolidated financial statements

EMPIRE RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity

Balance at December 31, 2014	11,750	$117	$13,678	$40,805	$(334)	$(5,455)	$48,811
Treasury stock acquired						(1,583)	(1,583)
Stock options purchased			(922)				(922)
Excess tax benefit related to purchase of stock options			281				281
Net change in cumulative translation adjustment					(332)		(332)
Dividends declared ($0.10 per share)				(865)			(865)
Net income				2,809			2,809
Balance at December 31, 2015	11,750	$117	$13,037	$42,749	$(666)	$(7,038)	$48,199
Treasury stock acquired						(549)	(549)
Net change in cumulative translation adjustment					(7)		(7)
Dividends declared ($0.145 per share)				(1,226)			(1,226)
Net income				3,301			3,301
Balance at December 31, 2016	11,750	$117	$13,037	$44,824	$(673)	$(7,587)	$49,718

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Empire Resources Pacific Ltd., the Company’s sales agent in Australia, 8911 Kelso Drive, (organized in June 2015) the owner of the warehouse facility in Essex, Maryland, 6900 Quad Avenue, LLC, the former owner of a warehouse facility in Baltimore, Maryland which was sold in 2015, Empire Resources de Mexico, Imbali Metals BVBA (“Imbali”), and Empire Resources UK Ltd (organized in February 2015), the Company’s operating subsidiaries in Mexico and Europe. All intercompany balances and transactions have been eliminated in consolidation.

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

[11]	Certain New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted for fiscal years and interim periods within those years beginning after December 15, 2016, the original effective date of the statement. The Company primarily sells its inventories pursuant to fixed formula price purchase orders and does not enter into transactions with multiple performance obligations. As such, even though the Company is evaluating the impact of the adoption of the new standard, the Company does not expect this standard to have a material impact on its revenue recognition.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 requires the new guidance to be applied on a retroactive basis. The Company adopted this guidance in the quarter ended March 31, 2016 and resulted in the Company reclassifying long term unamortized financing costs of $242 and $629 as of December 31, 2016 and December 31, 2015 respectively, from assets to be shown as a direct deduction from the carrying amount of the related debt liability.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11") which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our financial statements.

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

December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Derivative contracts consisting of aluminum future contracts and foreign currency forward contracts are valued using quoted market prices and significant other observable inputs. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not. The conversion option embedded in convertible subordinated notes issued in 2011 was valued using Level 3 inputs.

Major categories of assets and liabilities measured at fair value at December 31, 2016 and 2015 are classified as follows:

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Inventories	$117,682			$149,451
Aluminum futures contracts	$774			3,892
Foreign currency forward contracts	$752			-
Liabilities:
Embedded conversion option			-			$942
Foreign currency forward contracts	-			348

[13]	Use of estimates:

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

For the years ended December 31, 2016, and 2015, one customer accounted for 11.5% and 10% of sales respectively.

The Company’s purchase of metal products is from several suppliers located throughout the world. Three suppliers, PT. Alumindo Light Metal Industry Tbk (“PT. Alumindo”), Hulamin Ltd and Southeast Aluminium (China) Co. Ltd, accounted for 53% of total purchases for the year ended December 31, 2016 as compared to 56% of total purchases during the year ended December 31, 2015. The Company’s loss of any of its largest suppliers or a material default by any such supplier in its obligations to the Company would have at least a short-term material adverse effect on the Company’s business.

Note C – Fair Value of Financial Instruments

The carrying amounts of variable rate notes payable to the banks and the variable rate mortgage payable approximate fair value as of December 31, 2016 and 2015 because these notes reflect market changes to interest rates. The fair value of the subordinated convertible debt approximates its principal amount of $11,000 at December 31, 2015, which exceeds its carrying amount as a result of the unamortized discount related to the bifurcation of the embedded conversion option. Fair value of financial instruments are based on level 2 inputs. Derivative financial instruments are carried at fair value (see Note B [12]).

Note D – Property and Equipment

Property and equipment are summarized as follows:

	December 31,
	2016	2015	Estimated Useful Life
Cost:
Land	$2,150	$2,150
Buildings and improvements	4,878	4,854	10 and 40 years
Other equipment	1,843	1,707	3 to 5 years
	8,871	8,711
Less: Accumulated depreciation	1,562	1,371
Net Book Value	$7,309	$7,340

During 2015, the Company sold its warehouse facility in Baltimore, Maryland for $3,768 and realized a loss on the sale of $244. In addition, in 2015, the Company purchased a new warehouse in Essex, Maryland at a cost of $6,575.

Depreciation expense was $190 and $185 for the years ended December 31, 2016 and 2015, respectively.

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

The Company’s unrealized assets and liabilities in respect of its fair value hedges measured at fair value at December 31, 2016 and 2015 are as follows:

Derivatives designated		December 31,	December 31,
as fair value hedges	Balance Sheet Location	2016	2015
Asset (liability) derivatives:
Aluminum futures contracts	Other current assets	$774	3,892
Foreign currency forward contracts	Other current assets/ (liabilities)	752	(348)
Total		$1,526	$3,544

For the years ended December 31, 2016, and 2015, hedge ineffectiveness associated with derivatives designated as fair value hedges was insignificant, and no fair value hedges were derecognized.

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the income statement:

Derivatives in hedging		Location of Gain or	Year Ended December 31,
relationships		(Loss) Recognized	2016	2015
Foreign currency forward contracts	(a)	Cost of goods sold	$(111)	$(540)
Aluminum futures	(b)	Cost of goods sold	598	24,518
Total			$487	$23,978

(a)	Fair value hedge: the related hedged item is accounts receivable and accounts payable denominated in foreign currency and offsetting gains in 2016 and 2015, in the same respective amounts are included in cost of goods sold.

(b)	Fair value hedge: the related hedged item is inventory and offsetting losses in 2016 and 2015, in the same respective amounts are included in cost of goods sold in 2016 and 2015.

Note F – Accrued expenses and derivative liabilities

Accrued expenses and derivative liabilities consist of the following:

	December 31,
	2016	2015
Accrued expenses	$6,084	$5,829
Derivative liabilities	-	348
	$6,084	$6,177

Note G – Mortgage Payable

On October 15, 2015 the Company entered into a $5,300 ten year mortgage, which matures in 2025 having a twenty year amortization schedule, in connection with the purchase of a warehouse. The mortgage requires monthly principal payments in the amount of $22.1 plus interest at 1.75% over LIBOR which resets monthly. The following are the future maturities of the mortgage at December 31, 2016:

Year Ending December 31,
2017	$265
2018	265
2019	265
2020	265
2021	265
Thereafter	3,644
$4,969

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

Amounts borrowed bear interest at Eurodollar, money market or base rates, at our option, plus an applicable margin.   The credit agreements contain financial and other covenants, including but not limited to, covenants requiring maintenance of minimum tangible net working capital and compliance with leverage ratios, as well as an ownership minimum and limitations on other indebtedness, liens, distributions or dividends, and investments and dispositions of assets.   As of December 31, 2016, the Company was in compliance with all covenants under this credit agreement.

Both credit agreements provide that amounts under the facilities may be borrowed and repaid, and re-borrowed, subject to a borrowing base test. The committed line and uncommitted lines of credit mature June 19, 2017.  As of December 31, 2016 and 2015, the credit utilized amounted to, respectively, $151,608 and $158,922 (including approximately $40,008 and $27,922 of outstanding letters of credit). While the Company does not currently have the liquid funds to repay the debt at maturity, the Company is negotiating a new line of credit and believes that it is probable that a new credit agreement will be in effect prior to the expiration of the current agreement; however there can be no assurances that it will be able to successfully conclude a new agreement.

The Company’s wholly owned Belgian subsidiary, Imbali, maintained a line of credit with ING Belgium S.A./N.V., (“ING”) for a EUR 8,000 (US$8,416) commitment for loans and documentary letters of credit. On July 30, 2015, Imbali entered into an uncommitted credit agreement with Rabobank International for EUR 12,500 (US$13,150) to replace ING and utilized EUR 4,000 (US$4,208) of borrowings under the Rabobank facility to repay the outstanding balance due to ING. Loan advances are limited to a percentage of Imbali’s pledged accounts receivables and inventory and bear interest at EURIBOR plus 1.9%. This secured credit arrangement is unconditionally guaranteed by the Company. As of December 31, 2016 the outstanding loan amounted to EUR 9,592 (US$10,091) as compared to EUR 7,500 (US$7,890) as of December 31, 2015. Letters of credit amounted to $1,235 and $1,500, as of December 31, 2016 and December 31, 2015 respectively. As of December 31, 2016, Imbali was in compliance with all financial covenants.

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

As a result of transactions which caused adjustments to the conversion rate, the embedded conversion option was bifurcated and recorded as a separate derivative liability at a fair value at issuance of the notes of $2,829, with a corresponding discount recorded on the notes. The derivative liability was carried at fair value with changes therein recorded in income. The quarterly mark to market of the derivative liability resulted in non-operating, non-cash gains or losses based on decreases or increases in the Company’s stock price, respectively, among other factors. The non-cash discount was being amortized as additional interest expense over the term of the notes. The change in the fair value of the derivative liability resulted in gains of $942 and $1,792 during the years ended December 31, 2016 and 2015 respectively. Amortization of the discount amounted to $216 and $586 for the years ended December 31, 2016 and 2015 respectively. The derivative liability had a carrying value of $0 at maturity on June 1, 2016.

Prior to maturity, the derivative liability was valued using a lattice model using Level 3 inputs. This technique was selected because it embodies all of the types of inputs that the Company expects market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.

The following table summarizes the significant inputs resulting from the calculations at issuance and year end:

	December 31, 2015	June 3, 2011

Equity value	$29,846	$36,811
Volatility	60%	70%
Risk free return	0.49%	1.60%
Dividend yield	2.87%	2.51%
Strike price	$3.79	$4.65

The majority of proceeds of the convertible subordinated debt was earmarked for a long term advance in connection with a supply agreement with the Indonesian company PT. Alumindo a leading producer of high quality semi-finished aluminum products, and its affiliates, as described below.  The agreement called for, and the Company provided a $10,000 non-interest bearing loan to an affiliate of PT. Alumindo to enable the expansion of capacity within that group of companies’ production network.  The agreements also provided for a long term, multi-year substantial and preferential supply position from PT. Alumindo's premier aluminum rolling mill located in Surabaya, Indonesia.   The loan was being repaid to the Company beginning on January 1, 2013 in monthly installments of $278 and was fully repaid on December 1, 2015.

Interest at the rate of 3.69%, based on the interest rate chargeable in the agreement in the event the supplier did not meet its supply commitments, had been imputed on the non-interest bearing advance and the resulting discount which amounted to $962, had been ascribed to the preferential supply agreement.  Imputed interest income has been recognized over the term of the advance by use of the interest method and amounted to $56 during 2015, and is included in interest expense, net. The preferential supply agreement has been amortized by the straight line method over three years starting from January 1, 2013, the date that the increased supply began.  Amortization expense for the period ended December 31, 2015 amounted to $321.

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

The 2006 Plan provides that it is to be administered by the board of directors, or by a committee appointed by the board of directors, which will be responsible for determining, subject to the provisions of the 2006 Plan, to whom the options are granted, the number of shares of common stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option. No options may be granted under the 2006 Plan after June 26, 2016.

The following is a summary of stock option activity for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual term (years)	Aggregate Intrinsic Value

Options outstanding and exercisable at December 31, 2014	400		4.73	$1,258
Options repurchased	(350)	$1.47
Options outstanding and exercisable at December 31, 2015	50	$1.63	3.72	$93
Options canceled	-
Options exercised	-
Options outstanding and exercisable at December 31, 2016	50	$1.63	2.71	$258
Options available for grant under 2006 Plan at December 31, 2016	-

Stock-based compensation for an award of equity instruments, including stock options, is recognized as an expense over the vesting period based on the fair value of the award at the grant date. On May 19 and May 20, 2015 the Company repurchased 350 fully vested employee stock options at the market value on the date of repurchase less the exercise price. The purchase price of $922 was charged to additional paid in capital. The repurchase resulted in a tax deduction which exceeded the cumulative compensation cost for the options recognized for financial reporting purposes resulting in an excess tax benefit of $281 which was credited to additional paid in capital. As of December 31, 2016 there were outstanding employee stock options to acquire 50 shares of common stock, which had vested in prior years. During 2016 and 2015, there were no stock option grants.

Note K - Treasury Stock

On July 22, 2008, the board of directors authorized the Company to repurchase up to 2,000 shares of its common stock. As of December 31, 2016, the Company repurchased a total of 1,843 shares under the repurchase program for an aggregate cost of $5,766. During the years ended December 31, 2016 and 2015, the Company purchased 130 and 375 common shares at a cost of $549 and $1,583, respectively.

Note L – Accumulated other comprehensive income/(Loss)

Changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2016 and 2015 on an after tax basis is as follows:

Year ended December 31, 2016	Foreign Currency Translation
Beginning balance	$(666)
Other comprehensive loss	(7)
Ending balance	$(673)

Year ended December 31, 2015	Foreign Currency Translation
Beginning balance	$(334)
Other comprehensive loss	(332)
Ending balance	$(666)

Note M - Income Taxes

The components of income/(loss) before income taxes were as follows:

	Year Ended December 31,
	2016	2015
U.S.	$5,928	$3,259
Foreign	(811)	625
	$5,117	$3,884

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2016	2015
Current
U.S. Federal	$361	$1,476
State and local	131	607
Foreign	69	225
	561	2,308
Deferred
U.S. Federal	975	(1,099)
State and local	280	(134)
Foreign	-	-
	1,255	(1,233)
	$1,816	$1,075

The U.S. statutory rate can be reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2016	2015
Provision for taxes at statutory rate of 34%	$1,740	$1,321
State and local taxes, net of federal tax effect	301	312
Permanent differences (a)	(240)	(426)
Provision for/(reversal of) prior year unrecognized tax benefits	2	(103)
Other	13	(29)
	$1,816	$1,075

(a) Prinicipally related to the change in the value of derivative liability for the embedded conversion option

Deferred tax assets and liabilities are composed of the following:

	Year Ended December 31,
	2016	2015
Deferred current tax assets
Allowance for doubtful accounts	$452	$447
Accrued expenses	196	478
Inventories	3,345	4,176
Derivative liability for embedded conversion option	-	82
	3,993	5,183
Deferred current tax liabilities
Unamortized debt discount	-	(82)
	-	(82)
Net deferred current tax assets	$3,993	$5,101

Deferred long-term tax liabilities
Property and Equipment	(155)	(8)
	(155)	(8)
Net deferred long-term tax assets/(liabilities)	(155)	(8)
Net deferred tax assets	$3,838	$5,093

Foreign loss and income and related foreign income taxes primarily relates to the Company’s subsidiaries in Belgium, Imbali Metals BVBA, Empire Resources (UK) Limited and Empire Resources de Mexico. For US income tax purposes, the Company has elected to treat Imbali and Empire Resources (UK) as disregarded entities and include their taxable income or loss in the Company’s U.S. consolidated federal income tax return and separate state income tax returns. All three foregin entities are taxed as corporations in their respective countries. Due to U.S. tax rules dealing with constructive repatriation of earnings, if there are earnings of Empire Resources de Mexico, such earnings would also be included in the Company’s U.S. consolidated federal income tax return and separate state income tax return. Federal income taxes attributable to the subsidiaries taxable income are offset by tax credits for foreign taxes paid by the subsidiaries. Undistributed earnings of Imbali amounted to approximately $3,297 while those of Empire Resources de Mexico were approximately $585 at December 31, 2016. Empire Resources (UK) had no undistributed earnings at December 31, 2016. Upon distribution of Imbali’s earnings in the form of dividends, the Company would be required to pay Belgian withholding tax at the rate of 5%. As the Company intends to indefinitely reinvest such earnings, no provision for such withholding tax has been provided. Mexico does not have a withholding tax on dividends paid from Mexican corporations. For federal income tax purposes, foreign tax credits would be available to the Company for the withholding tax, subject to limitations.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows:

		2016	2015
Balance at January 1		$67	$170
Reductions from settlements or filings with state tax authorities		-	-
Reductions from lapse of statute of limitations		(3)	(20)
Settlements		-	-
Net increase/(decrease) for tax positions of prior years		6	(83)
Balance at December 31	(a)	$70	$67

(a)	Liability included in income taxes payable in the consolidated balance sheets.

The total amount of unrecognized tax benefits at December 31, 2016 and 2015 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recognized additional accrued interest of approximately $5 related to unrecognized benefits in the year ended December 31, 2016 after having reduced $44 of accrued interest related to unrecognized tax benefits in the year ended December 31, 2015 as the result of the reduction in unrecognized benefits. Interest related to unrecognized tax benefits accrued in the Company’s balance sheet at December 31, 2016 and 2015 amounted to approximately $27 and $22, respectively.

The Company files a consolidated federal income tax return and also files income tax returns in various state jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years before 2013.

Note N - Employee Retirement Benefits

The Company has implemented a salary reduction employee benefit plan, under Section 401(k) of the Internal Revenue Code. Employees may contribute up to the maximum amount allowable by law and the Company will provide a matching contribution of 50% of employee contributions, limited to 2% of employee compensation. The plan covers all employees who have attained age 18, and many of the eligible employees have elected to participate.

Each employee’s pre-tax contributions are immediately vested upon participation in the plan. The employees’ vesting of the Company’s matching contribution is based upon length of service as follows:

Years of service	Vested
1	25%
2	50%
3	75%
4	100%

Employees who terminate prior to 100% vesting forfeit their non-vested portion of the Company’s matching contribution, and those funds are used to reduce future matching contributions. Employees in active service on the effective date of the plan were granted retroactive service credit for the purpose of determining their vested percentage. Company matching contributions amounted to $74 during the year ended December 31, 2016 and $75 during the year ended December 31, 2015.

Note O – Per Share Data

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Year Ended Ended December 31,
	2016	2015
Numerator:
Net income	$3,301	$2,809
Add back of interest on convertible subordinated debt, net of taxes	283	680
Add back of amortization of discount on convertible subordinated debt, net of taxes	134	363
Adjustment for change in value of convertible note derivative, net of taxes	(859)	(1,569)
Numerator for diluted earnings per share	$2,859	$2,283
Denominator:
Weighted average shares outstanding-basic	8,465	8,669
Dilutive effect of convertible subordinated debt	1,218	2,902
Dilutive effect of stock options	30	114
Weighted average shares outstanding-diluted	9,713	11,685
Basic earnings per share	$0.39	$0.32
Diluted earnings per share	$0.29	$0.20

Note P – Dividends

On March 23, 2016, the Company announced a cash dividend of $0.025 per share to stockholders of record at the close of business on April 5, 2016. The dividend, totaling $212, was paid on April 12, 2016. On June 29, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on July 14, 2016. The dividend totaling $340 was paid on July 22, 2016. On September 14, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on September 30, 2016. The dividend totaling $339 was paid on October 7, 2016. On December 16, 2016 the Company announced a cash dividend of $0.04 per share to stockholders of record at the close of business on December 30, 2016. The dividend totaling $336 was paid on January 11, 2017.

The board of directors will review its dividend policy on a quarterly basis, and make a determination on future dividend distributions subject to the profitability and free cash flow and the other requirements of the business.

Note Q – Business Segment and Geographic Area Information

The Company’s only business segment is the sale and distribution of non-ferrous and ferrous metals. Sales are attributed to countries based on location of customer. Sales to domestic and foreign customers were as follows:

	Year Ended December 31,
	2016	2015
United States	$338,564	$385,729
Europe	44,510	38,569
Canada	37,211	42,522
Australia & New Zealand	34,707	39,312
Latin America	3,872	15,604
	$458,864	$521,736

Note R - Commitments and Contingencies

[1]	Lease:

The Company currently leases office facilities under a lease expiring in May 2025. The minimum non-cancelable scheduled rentals under this lease are as follows:

Year Ending December 31,
2017	353
2018	361
2019	368
2020	361
2021	358
Thereafter	1,119
$2,920

Rent expense for the years ended December 31, 2016 and 2015 was $421 and $317, respectively.

[2]	Letters of credit:

Outstanding letters of credit at December 31, 2016, amounted in total to approximately $41,243 all of which expire prior to April 30, 2017. Outstanding letters of credit at December 31, 2015 amounted to approximately $29,422.

Note S - Subsequent Event

On March 30, 2017, the Company entered into a merger agreement to be acquired by Ta Chen Stainless Pipe Ltd. for $7 per common share in cash or a total price of approximately $58 million for all shares. The transaction is expected to close in the second quarter of 2017. The completion of the transaction is subject to certain customary conditions and there is no assurance that the transaction will be completed or that it will be completed in the second quarter of 2017. If the merger agreement is terminated under certain circumstances the Company will be obligated to pay a break-up fee of $1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of report:

1.	Financial Statements

The following financial statements are included herein:

•	Report of EisnerAmper LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Income for the Years Ended December 31, 2016 and 2015
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESOURCES, INC.

Date: March 31, 2017	By:	/s/ Nathan Kahn

Nathan Kahn

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2017
Nathan Kahn

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	March 31, 2017
Sandra Kahn

/s/ William Spier	Chairman of the Board of Directors	March 31, 2017
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	March 31, 2017
Harvey Wrubel

/s/ Jack Bendheim	Director	March 31, 2017
Jack Bendheim

/s/ Peter G. Howard	Director	March 31, 2017
Peter G. Howard

/s/ Douglas Kass	Director	March 31, 2017
Douglas Kass

/s/ Nathan Mazurek	Director	March 31, 2017
Nathan Mazurek

/s/ Morris Smith	Director	March 31, 2017
Morris Smith

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.1	Form of Convertible Notes Purchase Agreement, dated June 3, 2011, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.2	Amendment No. 1 to Convertible Notes Purchase Agreement, dated March 29, 2012, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2012)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2012)

10.1+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.2+	Amendment No. 1 to Employment and Non-Competition Agreement, dated July 19, 2002, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.3+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Sandra Kahn (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.4+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Harvey Wrubel (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.5+	1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.6+	2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.7+	Form of Option Grant under the Empire Resources, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.8	Letter of Understanding of Business Relationship in North America, dated June 23, 2008, by and between Hulamin Rolled Products and Empire Resources, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.9	Credit Agreement, dated April 28, 2011, by and among Empire Resources, Inc. as borrower, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as lead arranger, agent, swing line bank, issuing bank and acceptance bank, JPMorgan Chase Bank, N.A., as syndication agent, and the banks party thereto (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.10	Supply Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.11	Pre-Payment Advance Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.12	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.13	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.14	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.15	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.16	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.17	Increase Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Committed Banks, and each of the Committed Banks signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.18	First Amendment to the Uncommitted Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks, and each of the Uncommitted Banks signatory thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.19	Second Amendment to the Uncommitted Credit Agreement, dated as of June 11, 2015, by and among Empire Resources, Inc., each of the Uncommitted Banks signatory thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2015).

10.20	Third Amendment to Uncommitted Credit Agreement, dated as of June 14, 2016, by and among Empire Resources, Inc., the Uncommitted Banks signatory thereto and Coöperatieve Rabobank U.A (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”), New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2016).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii)Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v)Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

- 50 -