Form 10-K/A
period 2016-12-31
EMPIRE RESOURCES INC /NEW/
filed 2017-04-28
CIK 1019272

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the NASDAQ on such date, was approximately $15,697,343. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2017: 8,250,455

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Report”). We are filing this Amendment to include the information required by Part III and not included in the Original Report, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
William Spier	82	Chairman of the Board of Directors
Nathan Kahn	62	Chief Executive Officer, President and Director
Sandra Kahn	59	Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Harvey Wrubel	63	Vice President of Sales/Director of Marketing and Director
Jack Bendheim	70	Director
Peter G. Howard	81	Director
Douglas Kass	68	Director
Nathan Mazurek	55	Director
Morris J. Smith	59	Director

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

Douglas Kass. Mr. Kass has been a director since July 2011. He is the president and founder of Seabreeze Partners Management, Inc.  which manages Seabreeze Partners L.P. and advises on managed accounts. Seabreeze Partners Management was formerly  the General Partner of Seabreeze Partners Long/Short, L.P. from 2005 to 2012. Mr. Kass managed a dedicated short fund, Seabreeze Partners Short L.P., and has managed Seabreeze Partners L.P. since 2003. From 2003 to 2004, he served as the portfolio manager of Demours Capital Management, LLC, which was the general partner and investment manager of Circle T. Market Neutral Fund, L.P. and Circle T. Market Neutral Offshore Fund, Ltd. From 1997 to 2003, Mr. Kass was the general partner of Kass Partners, LLC, the predecessor firm to Kass Partners, Ltd., which was founded in 1997. Mr. Kass has nearly 45 years of experience with these and several other investment firms. Mr. Kass brings to the board extensive executive leadership, investment and financial expertise that is important to board discussions and oversight of our financial performance, position and strategy. In accordance with the Convertible Notes Purchase Agreement entered into in connection with the issuance of our 10% Convertible Senior Subordinated Notes Due June 1, 2016, we were required to cause the election of a director designated by Leon G. Cooperman. Mr. Kass was Mr. Cooperman’s designee.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for two late Form 4 filed by Harvey Wrubel with respect to three transactions.

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

At the request of Mr. and Ms. Kahn, the compensation committee did not consider whether to award a bonus to Mr. or Ms. Kahn for 2016. The compensation committee met in June 2016 and voted to increase salaries for Ms. Kahn and Mr. Wrubel.

 2016 and 2015 Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2016 and 2015, the compensation earned by our named executive officers: (i) Nathan Kahn, our chief executive officer, president and director; (ii) Sandra Kahn, our chief financial officer, vice president, treasurer, secretary and director; and (iii) Harvey Wrubel, our vice president of sales and director.

				All other
Name and principal		Salary	Bonus	compensation	Total
Position	Year	($)	($)	($)(1)	($)
Nathan Kahn, Chief Executive Officer,	2016	556,160	-	15,400	571,560
President and Director	2015	556,000	-	12,540	568,540
Sandra Kahn, Chief Financial Officer,	2016	250,000	-	15,400	265,400
Vice President, Treasurer, Secretary and Director	2015	225,000	-	11,400	236,400
Harvey Wrubel, Vice President of Sales	2016	402,379	542,750	16,048	961,177
and Director	2015	379,760	375,960	11,500	767,220

(1)	Represents board of director fees and automotive expense.

Agreements with Executive Officers

We entered into employment agreements with each of our named executive officers in 1999. Under the terms of these agreements, the compensation committee has discretion to determine annually the percentage increase in base salary (no decrease is permissible), provided that such annual increase must be no less than the increase in the cost of living for the previous year, based upon a local consumer price index. The employment agreements with Ms. Kahn and Mr. Wrubel are automatically renewed every two years unless either we or the executive officer gives notice of termination. The current term of Ms. Kahn’s employment agreement will automatically renew unless it is terminated on September 17, 2017. The current term of Mr. Wrubel’s employment agreement will automatically renew unless it is terminated on December 31, 2018. Although Mr. Kahn’s employment agreement terminated in 2004, we have continued to provide Mr. Kahn a base salary calculated in accordance with its terms and to comply with many other terms of the agreement.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of our named executive officers at December 31, 2016.

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

2006 Stock Option Plan

We previously maintained our 2006 Stock Option Plan, which provided for the granting of options to purchase not more than an aggregate of 559,000 shares of common stock. Under the 2006 Stock Option Plan, all canceled or terminated options were available for grants. All officers, directors and employees of the Company and other persons who perform services for the Company were eligible to participate in the 2006 Stock Option Plan. Some or all of the options were possibly “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended.

The 2006 Stock Option Plan provided that it is to be administered by the board of directors, or by a committee appointed by the board, which will be responsible for determining, subject to the provisions of the 2006 Stock Option Plan, to whom the options are granted, the number of shares of common stock subject to an option, whether an option shall be incentive or non-qualified, the exercise price of each option (which, other than in the case of incentive stock options, may be less than the fair market value of the shares on the date of grant), the period during which each option may be exercised and the other terms and conditions of each option.

The 2006 Stock Option Plan expired on June 26, 2016 pursuant to its terms. As of its expiration, the only options outstanding were those listed in the table above. No new option grants are permitted to be made under the plan.

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2016 for each non-employee member of our board of directors.

	Fees Earned or Paid
Name	in Cash ($)	Total ($)
Jack Bendheim	26,000	26,000
Peter Howard	4,000	4,000
Douglas Kass	26,000	26,000
Nathan Mazurek	26,000	26,000
Morris Smith	26,000	26,000
William Spier	35,000	35,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2017 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Empire Resources, Inc., 2115 Linwood Avenue, Fort Lee, New Jersey 07024. As of April 26, 2016 we had 8,250,455 common shares outstanding.

						Percentage
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Common Stock	Options		of Common Stock Owned (1)

William Spier	173,617		173,617			2.1%

Nathan Kahn	3,822,523		3,822,523			46.3%

Sandra Kahn	3,822,523		3,822,523			46.3%

Harvey Wrubel	67,604	(2)	17,604	50,000	(2)	0.8%
			.
Jack Bendheim						0.0%

Peter G. Howard						0.0%

Douglas Kass						0.0%

Nathan Mazurek						0.0%

Morris J. Smith	4,703		4,703			0.1%

All directors and executive officers as a group (9 persons)	4,068,447	(3)	4,018,447	50,000	(3)	49.0%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 26, 2017, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 50,000 shares underlying options held by Mr. Wrubel that are currently exercisable or that will become exercisable within 60 days.

(3)	Includes (i) 50,000 shares underlying options that are currently exercisable or that will become exercisable within 60 days

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

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

Item 14. Principal Accounting Fees and Services.

The fees billed for professional services provided to us by EisnerAmper LLP for the fiscal years ended December 31, 2016 and 2015 are described below.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees(1)	$226,000	$219,000
Audit-related fees(2)	-	-
Tax fees(3)	$66,600	$64,700
All other fees(4)	-	-
Total	$292,600	$283,700

(1)	These fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	EisnerAmper LLP did not perform any audit-related services for us for the years ended December 31, 2016 and 2015.

(3)	These fees related to professional services rendered for tax compliance.

(4)	EisnerAmper LLP did not perform any other services for us for the years ended December 31, 2016 and 2015.

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

EMPIRE RESOURCES, INC.

Date: April 28, 2017	By:	/s/ Nathan Kahn

Nathan Kahn

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Kahn	President, Chief Executive Officer and Director (principal executive officer)	April 28, 2017
Nathan Kahn

/s/ Sandra Kahn	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	April 28, 2017
Sandra Kahn

/s/ William Spier	Chairman of the Board of Directors	April 28, 2017
William Spier

/s/ Harvey Wrubel	Vice President of Sales/Director of Marketing and Director	April 28, 2017
Harvey Wrubel

/s/ Jack Bendheim	Director	April 28, 2017
Jack Bendheim

/s/ Peter G. Howard	Director	April 28, 2017
Peter G. Howard

/s/ Douglas Kass	Director	April 28, 2017
Douglas Kass

/s/ Nathan Mazurek	Director	April 28, 2017
Nathan Mazurek

/s/ Morris Smith	Director	April 28, 2017
Morris Smith

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Amendment No. 1) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Amendment No. 2) (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.5	Amendment No. 1 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

3.6	Amendment No. 2 to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.1	Form of Convertible Notes Purchase Agreement, dated June 3, 2011, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

4.2	Amendment No. 1 to Convertible Notes Purchase Agreement, dated March 29, 2012, by and among Empire Resources, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2012)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 23, 2012)

10.1+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.2+	Amendment No. 1 to Employment and Non-Competition Agreement, dated July 19, 2002, by and between Empire Resources, Inc. and Nathan Kahn (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.3+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Sandra Kahn (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.4+	Employment and Non-Competition Agreement, dated September 15, 1999, by and between Empire Resources, Inc. and Harvey Wrubel (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.5+	1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.6+	2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.7+	Form of Option Grant under the Empire Resources, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.8	Letter of Understanding of Business Relationship in North America, dated June 23, 2008, by and between Hulamin Rolled Products and Empire Resources, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.9	Credit Agreement, dated April 28, 2011, by and among Empire Resources, Inc. as borrower, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as lead arranger, agent, swing line bank, issuing bank and acceptance bank, JPMorgan Chase Bank, N.A., as syndication agent, and the banks party thereto (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.10	Supply Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2012)

10.11	Pre-Payment Advance Agreement, dated May 27, 2011, by and among Empire Resources, Inc., Southern Aluminum Industry (China) Co., Ltd., PT. Alumindo Light Metal Industry, TBK, and Fung Lam Trading Company Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012)

10.12	Amended and Restated Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.13	Uncommitted Credit Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Banks, each of the Banks, and BNP Paribas, as syndication agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.14	Amended and Restated Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).
10.15	Security Agreement dated as of June 19, 2014, by and among Empire Resources, Inc., and each Guarantor, in favor of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for each of the Secured Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.16	Intercreditor Agreement dated as of June 19, 2014, by and between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Committed Lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as collateral agent for the Uncommitted Lenders (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014).

10.17	Increase Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Committed Banks, and each of the Committed Banks signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.18	First Amendment to the Uncommitted Credit Agreement, dated as of December 18, 2014, by and among Empire Resources, Inc., Empire Resources Pacific, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks, and each of the Uncommitted Banks signatory thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.19	Second Amendment to the Uncommitted Credit Agreement, dated as of June 11, 2015, by and among Empire Resources, Inc., each of the Uncommitted Banks signatory thereto and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2015).
10.20	Third Amendment to Uncommitted Credit Agreement, dated as of June 14, 2016, by and among Empire Resources, Inc., the Uncommitted Banks signatory thereto and Coöperatieve Rabobank U.A (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”), New York Branch, as agent for the Uncommitted Banks (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2016).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2012).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii)Consolidated Statements of Income, (iii)Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v)Consolidated Statement of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

* Filed herewith.

** Previously filed as an exhibit to the Original Report.

+ Management contract or compensatory plan or arrangement.

-17-